Form 10-K
period 2024-12-31
BANK OF AMERICA CORP /DE/
filed 2025-02-25
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

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
                                            Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2024, the aggregate market value of the registrant’s common stock (Common Stock) held by non-affiliates was approximately $309,201,944,388. At February 24, 2025, there were 7,604,677,274 shares of Common Stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s 2025 annual meeting of shareholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

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

Segments
Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Additional information related to our business segments and the products and services they provide is included in the information set forth on pages 35 through 44 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 23 – Business Segment Information to the Consolidated Financial Statements.
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
Human Capital Resources
Bank of America has always been the bank of opportunity for our shareholders, our clients and customers, our communities and our teammates. We strive to make Bank of America a great place to work for our employees by providing access to a broad range of opportunities to achieve their professional goals and by maintaining a culture of caring for them and their families. We are a company of approximately 213,000 talented employees who represent a diverse range of experiences, skills, backgrounds and perspectives across many dimensions. We are deliberate about the many ways we seek to create an inclusive environment where everyone has the opportunity to achieve their career goals. This is core to our values, to our efforts to make the Corporation a great place to work and to delivering on Responsible Growth for our clients, customers and communities around the globe.
Our Board and its Compensation and Human Capital Committee provide oversight of our human capital management strategies, programs, initiatives and practices. The Corporation’s senior management provides regular briefings and reporting on human capital matters to the Board and its Committees to facilitate the Board’s oversight.

Bank of America 2

At both December 31, 2024 and 2023, the Corporation employed approximately 213,000 employees, of which 78 percent were located in the U.S. None of our U.S. employees are subject to a collective bargaining agreement. Additionally, in 2024 and 2023, the Corporation’s compensation and benefits expense was $40.2 billion and $38.3 billion, or 60 percent and 58 percent, of total noninterest expense.
The following table provides our workforce data by gender (globally) and ethnicity (U.S. only).

Workforce data as of December 31, 2024

	Total Employees	Top Three Management Levels	Managers at All Levels
Global employees
Women	50%	42%	42%
Men	50	58	58
U.S.-based employees
White	47	71	54
Asian	14	11	15
Black	15	8	11
Hispanic	19	7	16
American Indian/Alaskan Native	0.4	0.1	0.3
Native Hawaiian/Other Pacific	0.3	0.1	0.3
Two or More Races	3	1	2
Talent, Inclusion and Opportunity
The Corporation is focused on building a strong pipeline of talent, which means finding and hiring external candidates who are committed to our purpose and have a passion for serving our clients and communities. This spans programs from entry-level hiring through more senior-level recruiting. In 2024, the Corporation hired over 18,000 teammates reflecting a wide variety of backgrounds, experiences, and perspectives so that we understand and can respond to the needs of our clients and communities.
We provide a variety of resources to help employees grow in their current roles and build new skills, including resources to help employees find new opportunities, re-skill and seek leadership positions. We have 11 Employee Networks with over 320,000 voluntary memberships, which provide teammates opportunities to meet new people, have an impact across multiple business lines and grow personally and professionally. They are open to all employees and participation is voluntary. In 2024, more than 12,000 employees found new roles within the Corporation, and we delivered approximately 7.6 million hours of training and development to our teammates through Bank of America Academy. Additionally, our Board oversees Chief Executive Officer and senior management succession planning, which is formally reviewed at least annually.
As part of our ongoing efforts to make the Corporation a great place to work, we conduct a confidential annual Employee Engagement Survey (Survey) and have done so for nearly two decades. The Survey results are reviewed by the Board and senior management and used to assist in reviewing the Corporation’s human capital strategies, programs, initiatives, and practices. In 2024, 87 percent of the Corporation’s employees participated in the Survey, and our Employee Engagement Index, an overall measure of employee satisfaction with the Corporation, was 84 percent. Our turnover among employees was stable at 8 percent in both 2024 and 2023.

Recognizing and Rewarding Performance
Our compensation philosophy is to pay for performance over the long term, as well as on an annual basis. Our performance considerations encompass both financial and nonfinancial measures, including the manner in which results are achieved. These considerations are designed to reinforce and promote Responsible Growth and align with our Risk Framework.
We strive to pay our employees based on market rates for their roles, experience and how they perform. We regularly benchmark against other companies both within and outside our industry to confirm our pay is competitive. In 2021, the Corporation announced it would increase its minimum hourly wage for U.S. employees to $25 per hour by 2025. In October 2024, as a next step towards that goal, the Corporation increased its hourly minimum wage for U.S. employees to $24 per hour. In addition, in January 2025, for the eighth year since 2017, we announced that we recognized our teammates with Sharing Success compensation awards for their efforts during 2024. Approximately 97 percent of employees globally will receive an award in the first quarter of 2025.
The Corporation is committed to equal pay for equal work. We maintain robust policies and practices that reinforce our commitment, including reviews conducted by a third-party consultant with oversight from our Board and senior management.
Physical, Emotional, and Financial Wellness
The Corporation is committed to providing employees with access to leading benefits and programs that help promote their physical, emotional and financial wellness. Investments we make in our teammates are designed to help them thrive, enabling them to better deliver for our clients, communities and each other.
In 2024, we continued our efforts to provide affordable access to healthcare. Teammates enrolled in one of our national medical plans were able to access virtual general medical and behavioral health care at no cost. For the 12th year in a row, U.S. health insurance premiums remained unchanged for teammates earning less than $50,000.
We also recognize the importance of emotional wellness. Globally, teammates and members of their households can utilize our Employee Assistance Programs for 12 in-person confidential counseling sessions, and unlimited phone consultations at no cost. The Corporation also offers comprehensive time-away policies and caregiving benefits. Globally, teammates celebrating at least 15 years of continuous service with the Corporation can participate in our paid Global Sabbatical Program.
We support teammates in reaching financial wellness with retirement savings plans and other programs, along with access to self-guided financial planning tools and expert advice.
For more information about our human capital management, see the Corporation’s website and 2024 Annual Report to shareholders that we expect to be available on the Investor Relations portion of our website in March 2025 (the content of which is not incorporated by reference into this Annual Report on Form 10-K).
Government Supervision and Regulation
The following discussion describes, among other things, elements of an extensive regulatory framework applicable to BHCs, financial holding companies, banks and broker-dealers, including specific information about Bank of America.

3 Bank of America

We are subject to an extensive regulatory framework applicable to BHCs, financial holding companies and banks and other financial services entities. U.S. federal regulation of banks, BHCs and financial holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (DIF) rather than for the protection of shareholders and creditors. As a registered financial holding company and BHC, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve). Our U.S. bank subsidiaries (the Banks), organized as national banking associations, are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve. In addition, the Federal Reserve and the OCC have adopted guidelines that establish minimum standards for the design, implementation and board oversight of BHCs’ and national banks’ risk governance frameworks. U.S. financial holding companies, and the companies under their control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and related Federal Reserve interpretations. The Corporation's status as a financial holding company is conditioned upon maintaining certain eligibility requirements for both the Corporation and its U.S. depository institution subsidiaries, including minimum capital ratios, supervisory ratings and, in the case of the depository institutions, at least satisfactory Community Reinvestment Act ratings. Failure to be an eligible financial holding company could result in the Federal Reserve limiting Bank of America's activities, including potential acquisitions. Additionally, we are subject to a significant number of laws, rules and regulations (LRRs) that govern our businesses in the U.S. and in the other jurisdictions in which we operate, including permissible activities, minimum levels of capital and liquidity, compliance risk management, consumer products and sales practices, privacy, data protection, sustainability and executive compensation, among others.
The scope of the LRRs and the intensity of the supervision to which we are subject have continuously increased over the years. In addition, the banking and financial services sector is subject to substantial regulatory enforcement and fines. We cannot assess whether or not there will be any major changes in the regulatory environment and expect that our business will remain subject to continuing and extensive regulation and supervision.
We are also subject to various other LRRs, as well as supervision and examination by other regulatory agencies, all of which directly or indirectly affect our entities, management and ability to make distributions to shareholders. For instance, our broker-dealer subsidiaries are subject to both U.S. and international regulation, including supervision by the SEC, Financial Industry Regulatory Authority and New York Stock Exchange, among others; our futures commission merchant subsidiary supporting commodities and derivatives businesses in the U.S. is subject to regulation by and supervision of the U.S. Commodity Futures Trading Commission (CFTC), National Futures Association, the Chicago Mercantile Exchange, and in the case of the Banks, certain banking regulators; our insurance activities are subject to licensing and regulation by state insurance regulatory agencies; and our consumer financial products and services are regulated by the Consumer Financial Protection Bureau (CFPB). In addition, certain U.S. and foreign subsidiaries are also registered with the CFTC as swap dealers, and conditionally registered with the SEC as security-based swap dealers.
Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, prudential regulators, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. For example, our financial services entities are subject to regulation in the United Kingdom (U.K.) by the Prudential Regulatory Authority and Financial Conduct Authority, in Ireland by the European Central Bank (ECB) and the Central Bank of Ireland and in France by the ECB, Autorité de Contrôle Prudentiel et de Résolution and Autorité des Marchés Financiers.
The Corporation is also subject to extensive LRRs in the U.S. and in the other jurisdictions in which it operates regarding bribery and corruption, know-your-customer requirements, anti-money laundering, embargo programs and economic sanctions. For example, we are subject to the U.S. Bank Secrecy Act (BSA), which contains anti-money laundering and financial transparency laws designed to detect and deter money laundering and the financing of terrorism, as well as record-keeping, reporting, due diligence and customer verification requirements, various sanctions programs administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and foreign jurisdictions, which target entities or individuals that are, or are located in countries that are, involved in activities, such as terrorism, hostilities, drug trafficking or human rights violations and the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, relating to corrupt and illegal payments to government officials and others. In 2024, federal regulators, including the Federal Reserve and the OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed anti-money laundering programs, including the identification, evaluation and documentation of money laundering risks.
Source of Strength
Under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act) and Federal Reserve policy, BHCs are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), in the event of a loss suffered or anticipated by the FDIC, either as a result of default of a bank subsidiary or related to FDIC assistance provided to such a subsidiary in danger of default, the affiliate banks of such a subsidiary may be assessed for the FDIC’s loss, subject to certain exceptions.
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

Bank of America 4

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
The FDIC is required to maintain a statutory minimum ratio of the DIF to insured deposits in the U.S. of at least 1.35 percent and has established a long-term goal of a two percent DIF ratio. As of the date of this report, the DIF is below the statutory minimum ratio and the FDIC’s long-term goal. In October 2022, the FDIC adopted a restoration plan that includes an increase in deposit insurance assessments across the industry of two basis points (bps). The FDIC has indicated that it intends to maintain such assessment rates for the foreseeable future. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. The FDIC also has the authority to charge special assessments from time to time, including in connection with systemic risk events. For example, in 2023, the FDIC issued its final rule to impose a special assessment to recover the loss to the DIF resulting from the closure of Silicon Valley Bank and Signature Bank. For more information on the impact to the Corporation of the FDIC special assessment, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. For more information regarding deposit insurance, see Item 1A. Risk Factors – Regulatory, Compliance and Legal on page 17.
Capital, Liquidity and Operational Requirements
As a financial holding company, we and our bank subsidiaries are subject to the regulatory capital and liquidity rules issued by the Federal Reserve and other U.S. banking regulators, including the OCC and the FDIC. These rules are complex and continue to evolve as U.S. and international regulatory authorities propose and enact amendments to these rules. The Corporation seeks to manage its capital position to maintain sufficient capital to satisfy these regulatory rules and to support our business activities. These continually evolving rules are likely to influence our planning processes and may require additional regulatory capital and liquidity, as well as impose additional operational and compliance costs on the Corporation.
For more information on regulatory capital rules and capital composition, see Capital Management on page 48, Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated by reference in this Item 1, and Item 1A. Risk Factors – Regulatory, Compliance and Legal on page 17.
Distributions
We are subject to various regulatory policies and requirements relating to capital actions, including payment of dividends and common stock repurchases. For instance, Federal Reserve regulations require major U.S. BHCs to submit a capital plan as part of an annual Comprehensive Capital Analysis and Review (CCAR).
Our ability to pay dividends and make common stock repurchases depends in part on our ability to maintain regulatory capital levels above minimum requirements plus buffers and non-capital standards established under the FDICIA. To the extent that the Federal Reserve increases our stress capital buffer (SCB), global systemically important bank (G-SIB) surcharge or countercyclical capital buffer, our returns of capital to shareholders, including dividends and common stock repurchases, could decrease. As part of its CCAR, the Federal Reserve conducts stress testing on parts of our business using hypothetical economic scenarios prepared by the Federal Reserve. Those scenarios may affect our CCAR stress test results, which may impact the level of our SCB. For example, based on the results of our 2024 CCAR stress test, the Corporation’s SCB increased to 3.2 percent. Additionally, the Corporation’s G-SIB surcharge increased to 3.0 percent on January 1, 2024. The Federal Reserve could also impose limitations or prohibitions on taking capital actions such as paying or increasing dividends or repurchasing common stock, including as a result of economic disruptions or events.
If the Federal Reserve finds that a bank is not “well-capitalized” or “well-managed,” the bank’s BHC would be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements, which may contain additional limitations or conditions relating to its activities. Additionally, the applicable federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or BHC, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.
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
Resolution Planning
As a BHC with greater than $250 billion of assets, every two years the Corporation is required by the Federal Reserve and the FDIC to submit a plan for a rapid and orderly resolution in the event of material financial distress or failure.
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

5 Bank of America

We continue to make progress to enhance our resolvability, which includes continued improvements to our preparedness and exercise capabilities to implement our resolution plan, both from a financial and operational standpoint.
Across international jurisdictions, resolution planning is the responsibility of national resolution authorities (RA) and central resolution authorities (CA). Among those, the jurisdictions with the greatest impact to the Corporation’s subsidiaries are the U.K., Ireland, France, Mexico, Hong Kong, Indonesia, the Philippines and Malaysia where rules have been issued requiring the submission of significant information about locally incorporated subsidiaries as well as the Corporation’s banking branches located in those jurisdictions that are deemed to be material for resolution planning purposes. As a result of the RA’s and CA's review of the submitted information, we could be required to take certain actions over the next several years that could increase operating costs and potentially result in the restructuring of certain businesses and subsidiaries.
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
Limitations on Acquisitions
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a BHC to acquire banks located in states other than its home state without regard to state law, subject to certain conditions, including the condition that the BHC, after and as a result of the acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. At June 30, 2024, we held greater than 10 percent of the total amount of deposits of insured depository institutions in the U.S.
In addition, the Financial Reform Act restricts acquisitions by a financial institution if, as a result of the acquisition, the total liabilities of the financial institution would exceed 10 percent of the total liabilities of all financial institutions in the U.S. At June 30, 2024, our liabilities did not exceed 10 percent of the total liabilities of all financial institutions in the U.S.
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
In addition, many G-20 jurisdictions, including the U.S., EU, U.K., and Japan, have adopted resolution stay regulations to address concerns that the close-out of derivatives and other financial contracts could impede orderly resolution of G-SIBs, and additional jurisdictions are expected to follow suit. Generally, these regulations require amendment of certain financial contracts to provide for contractual recognition of stays of termination rights under various statutory resolution regimes and a stay on the exercise of cross-default rights based on an affiliate’s entry into insolvency proceedings. Resolution regulations may also require contractual recognition by the counterparty that amounts owed to them may be written down or converted into equity as part of a bail in. As resolution stay regulations of a particular jurisdiction applicable to us go into effect, we amend impacted financial contracts in compliance with such regulations either as a regulated entity or as a counterparty facing a regulated entity in such jurisdiction.
Consumer Regulations
Our consumer businesses are subject to extensive regulation and oversight by federal and state regulators. Certain federal consumer finance laws to which we are subject, including the Equal Credit Opportunity Act, Home Mortgage Disclosure Act,

Bank of America 6

Fair Housing Act, Electronic Fund Transfer Act (EFTA), Fair Credit Reporting Act, Real Estate Settlement Procedures Act, prohibitions on unfair, deceptive, or abusive acts or practices, Truth in Lending Act and Truth in Savings Act, are enforced by the CFPB. Other federal consumer finance laws, such as the Servicemembers Civil Relief Act, are enforced by the OCC.
Privacy and Information Security
We are subject to many U.S. federal, state and international laws and regulations governing requirements for maintaining policies and procedures regarding the collection, disclosure, use and protection of the personal information of our customers and employees. The Gramm-Leach-Bliley Act requires us to periodically disclose Bank of America’s privacy policies and practices relating to the disclosure of customer information and enables retail customers to opt out of our ability to share information with unaffiliated third parties, under certain circumstances. The Gramm-Leach-Bliley Act and other laws also require us to implement a comprehensive information security program that includes administrative, technical and physical safeguards to provide the security and confidentiality of customer records and information. Security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations.
Other laws and regulations, at the international, federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or contact customers with marketing offers and establish certain rights of consumers in connection with their personal information. For example, California’s Consumer Privacy Act (CCPA), provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. In addition, in the EU and other countries around the world, similar laws, like the General Data Protection Regulation (GDPR), afford those countries’ residents with certain rights related to their information and may impose additional obligations on financial institutions. These laws’ impact on the Corporation was assessed and addressed through comprehensive compliance implementation programs. These existing and evolving legal requirements in the U.S. and abroad, as well as court proceedings and changing guidance from regulatory bodies, including the validity of cross-border data transfer mechanisms from the EU and other jurisdictions, continue to lend uncertainty to privacy compliance globally.
Additionally, the Corporation is subject to evolving information security (including cybersecurity) LRRs enacted by U.S. federal and state governments and non-U.S. jurisdictions, including requirements to develop cybersecurity programs, policies and frameworks, as well as provide disclosure and/or notifications of certain cybersecurity incidents and data breaches.

7 Bank of America

Item 1A. Risk Factors
The discussion below addresses our material risk factors of which we are aware. Any risk factor, either by itself or together with other risk factors, could materially and adversely affect our businesses, results of operations, cash flows and/or financial condition. References to third parties may include suppliers, service providers, counterparties, financial market utilities, exchanges and clearing houses, data aggregators and other partners and their upstream and downstream service providers (e.g., fourth parties, fifth parties) who may also contribute to our risks. Other factors not currently known to us or that we currently deem immaterial could also adversely affect our businesses, results of operations, cash flows and/or financial condition. Therefore, the risk factors below should not be considered all of the potential risks that we may face. For more information on how we manage risks, see Managing Risk in the MD&A beginning on page 45. For more information about the risks contained in this section, see Item 1. Business beginning on page 2, MD&A beginning on page 26 and Notes to Consolidated Financial Statements beginning on page 94.
Market
We may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions.
General economic, political, social and health conditions in the U.S. and abroad affect financial markets and our businesses. In particular, global markets may be affected by the level and volatility of interest rates, availability and market conditions of financing, changes in gross domestic product (GDP), economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, challenging labor market conditions, wage stagnation, federal government shutdowns, energy prices, home prices, commercial property values, bankruptcies and a default by a significant market participant or class of counterparties, including companies in emerging markets. Global markets also may be affected by adverse developments impacting the U.S. or global banking industry, including bank failures, the failure of nonbank financial institutions and liquidity concerns, fluctuations or other significant changes in both debt and equity capital markets and currencies, the transition of benchmark rates to alternative reference rates, the impact of the volatility of digital assets on the broader market, the rate of growth of global trade and commerce, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure, recessionary fears, investor sentiment and the U.S. and global election cycles, including stated, perceived or actual changes to policy and the geopolitical environment. Global markets, including energy and commodity markets, may also be adversely affected by the current or anticipated impact of climate change, acute and/or chronic extreme weather events or natural disasters, the emergence of widespread health emergencies or pandemics, cyberattacks, military conflicts, terrorism, or other geopolitical events. Market fluctuations may impact our margin requirements and liquidity.
Any sudden or prolonged market downturn, as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect our results of operations and financial condition, including capital and liquidity levels. Elevated inflation and interest rate levels, monetary tightening by central banks, and geopolitical developments, including the Russia/Ukraine conflict and the conflicts in the Middle East, have adversely impacted and could continue to adversely impact financial markets and macroeconomic conditions, as well as result in additional market volatility and disruptions and recessionary risk.
Global uncertainties regarding fiscal and monetary policies present economic challenges. High and rising debt levels in the U.S. and globally may contribute to interest rate volatility, which may constrain governments’ fiscal policies, potentially resulting in adverse economic outcomes. Actions taken by the Federal Reserve or central banks in other jurisdictions, including changes in target rates, balance sheet management and lending facilities, are beyond our control and difficult to predict, particularly regarding inflation, due to the uncertainty of inflationary paths. This can affect interest rates and the value of financial instruments and other assets, such as debt securities, and impact our borrowers and potentially increase delinquency rates and may also raise government debt levels, adversely affect businesses and household incomes, adversely impact the banking sector generally, and increase uncertainty surrounding monetary policy. Monetary policy has contributed to and may continue to result in elevated market interest rates and a flat and/or inverted yield curve. Any increases in policy rates, as a response to inflation persistently above central bank targets, changes to fiscal or trade policies, or otherwise, could result in higher market interest rates. Elevated or rising interest rates may continue to result in volatility of equity and other markets, and volatility of the U.S. dollar, which could impact investor risk appetite and our borrowers, potentially increasing delinquency rates. Financial market volatility could also result from uncertainty about the timing and extent of any additional rate cuts by the Federal Reserve in response to moderating inflation and/or weakening economic conditions. Any future change in monetary policy by the Federal Reserve, in an effort to stimulate the economy or otherwise, resulting in lower interest rates would typically result in lower revenue through lower net interest income, which could adversely affect our results of operations.
Also, changes to existing U.S. laws and regulatory policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, climate change (including efforts to transition to a low-carbon economy) and healthcare, may adversely impact U.S. or global economic activity and our clients’, our counterparties’ and our earnings and operations. Globally, although many central banks have begun to remove monetary restriction, policy rates in many countries remain at elevated levels. While higher interest rates have generally had a positive impact on our net interest income, they have negatively impacted and could continue to negatively impact investment securities, deposits, loan demand and funding costs. In addition to higher interest rates, wider credit spreads can negatively impact capital and/or liquidity by reducing the value of debt securities. High and rising federal debt levels, investor concerns about the U.S. fiscal trajectory, changes to fiscal policy and uncertainty about the U.S. budget process could lead to lower investor appetite for U.S. debt securities, higher interest rates and financial market volatility, potentially impacting broader economic activity. Further, if the U.S. government’s debt ceiling limit is not raised timely, the ramifications may result in market volatility, ratings downgrades and limit fiscal policy responses to recessionary conditions. This could have a negative and potentially severe impact on the U.S. and world economy and financial and capital markets, including higher interest rates, higher volatility, lower asset values, lower liquidity, downgrades to U.S. debt, and a weakened U.S. dollar.
Changes to international trade and investment policies by the U.S. or other countries, and the uncertainty about potential changes, could negatively impact financial markets globally. Significant increases in tariff rates, either broadly applied or

Bank of America 8

targeted at specific goods or trading partners, including Canada, Latin America and the People’s Republic of China (China), could adversely impact economic conditions and/or result in higher inflation, which could result in financial market volatility as markets adjust to the incremental cost of doing business and/or new business models to reduce the impacts, as well as adversely impact asset prices. Also, escalation of tensions between the U.S. and China, including tariff increases, could lead to further U.S. measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of counter tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury bonds. Any restrictions on the activities of businesses, could also negatively affect financial markets.
These developments could adversely affect our businesses, clients, including demand for our products and services, our market-making activities, our and our clients’ securities and derivatives portfolios, including the risk of lower re-investment rates in those portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels, our liquidity and our results of operations.
Increased market volatility and adverse changes in financial or capital market conditions may increase our market risk.
Our liquidity, competitive position, business, results of operations and financial condition are affected by market risks such as changes in interest and currency exchange rates, fluctuations in equity, commodity and futures prices, trading volumes and prices of securitized products, the implied volatility of interest rates and credit spreads and other economic and business factors. These market risks may adversely affect, among other things, the value of our securities, including our on- and off-balance sheet securities, trading assets and other financial instruments, the cost of debt capital and our access to credit markets, the value of assets under management (AUM), fee income relating to AUM, client allocation of capital among investment alternatives, the volume of client activity in our trading operations, investment banking, underwriting and other capital market fees and the general profitability and risk level of the transactions in which we engage and our competitiveness with respect to deposit pricing. The value of certain of our assets is sensitive to changes in market interest rates and/or spreads. If the Federal Reserve or a non-U.S. central bank changes or signals a change in monetary policy, market interest rates or credit spreads could be affected, which could adversely impact the value of such assets. Changes to fiscal policy, including expansion of U.S. federal deficit spending and resultant debt issuance, could also affect market interest rates. If interest rates decrease, our results of operations could be negatively impacted, including future revenue and earnings growth.
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
If asset values decline, we may incur losses and negative impacts, including to capital and liquidity requirements.
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
Gains or losses on these instruments can have a direct impact on our results of operations, unless we have effectively mitigated the risk of our exposures. Increases in interest rates may cause decreases in residential mortgage loan originations and could impact the origination of corporate debt. In addition, increases in interest rates or changes in spreads may continue to adversely impact the fair value of our debt securities and, accordingly, for debt securities classified as available-for-sale (AFS), adversely affect accumulated other comprehensive income and, thus, our capital levels. Increases in interest rates or changes in spreads could also adversely impact our regulatory liquidity position and requirements, which include eligible AFS debt securities and held-to-maturity (HTM) debt securities. As our liquidity is dependent on the fair value of these assets, increases in market interest rates and/or wider spreads, have adversely impacted and may continue to adversely impact the fair value of debt securities, adversely affecting liquidity levels.
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
Liquidity is essential to our businesses. We fund our assets primarily with globally sourced deposits in our bank entities, as well as secured and unsecured liabilities transacted in the capital markets. We rely on certain secured funding sources,

9 Bank of America

such as repo markets, which are typically short-term and credit-sensitive. We also engage in asset securitization transactions, including with the government-sponsored enterprises (GSEs), to help fund a portion of our consumer lending activities. Our liquidity could be adversely affected by any inability to access the capital markets, illiquidity or volatility in the capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or uncertainties regarding the impact of GSE privatization, should it occur.
Also, our liquidity or cost of funds may be negatively impacted by the unwillingness or inability of the Federal Reserve to act as lender of last resort, unexpected simultaneous draws on lines of credit or deposits, slower client payment rates, restricted access to the assets of prime brokerage clients, the withdrawal of or failure to attract client deposits or invested funds (e.g., from attrition driven by clients seeking higher yielding deposits or securities products, desiring to utilize an alternative financial institution perceived to be safer, changing spending behavior due to inflation, decline in the economy or other drivers resulting in an increased need for cash), increased regulatory liquidity, capital and margin requirements for our U.S. or international banks and their nonbank subsidiaries, which could result in the inability to transfer liquidity internally, changes in patterns of intraday liquidity usage resulting from a counterparty or technology failure or other idiosyncratic event or failure, the default by a significant market participant or third party (including clearing agents, custodians, central banks or central counterparty clearinghouses (CCPs)) or the inability to sell assets due to illiquid markets (e.g., no market exists or market saturation). These factors may increase our borrowing costs and negatively impact our liquidity.
Several of these factors may arise due to circumstances beyond our control, such as general market volatility, disruption, shock or stress, stress in sovereign debt markets, the emergence of widespread health emergencies or pandemics and geopolitical events and/or turmoil (including military conflicts, such as the Russia/Ukraine conflict and the conflicts in the Middle East, or any potential escalation of such conflicts). Federal Reserve policy decisions (including fluctuations in interest rates or Federal Reserve balance sheet composition), negative views or loss of confidence about us or the financial services industry generally or due to a specific news event (e.g., regional bank failures), changes in the regulatory environment or governmental fiscal or monetary policies, actions by credit rating agencies or an operational problem that affects third parties or us. The impact of these potentially sudden events, whether within our control or not, could include an inability to sell assets or redeem investments, unforeseen outflows of cash, the need to draw on liquidity facilities, the reduction of financing balances and the loss of equity secured funding, debt repurchases to support the secondary market or meet client requests, the need for additional funding for commitments and contingencies and unexpected collateral calls, among other things, the result of which could be increased costs, a liquidity shortfall and/or impact on our liquidity coverage ratio.
Our liquidity and cost of funds may be impacted by our reputation risk, investor behavior and confidence, debt market disruption, firm specific concerns or prevailing market conditions, including changes in interest and currency exchange rates, significant fluctuations in equity and futures prices, lower trading volumes and prices of securitized products and our credit spreads. Increases in interest rates and our credit spreads can increase the cost of our funding and result in mark-to-market or credit valuation adjustment exposures. Changes in our credit spreads are market driven and may be influenced by market perceptions of our creditworthiness, including changes in our credit ratings or changes in broader financial market and macroeconomic conditions. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile. We may also experience net interest margin compression from offering higher than expected deposit rates in order to attract and maintain deposits. Concentrations within our funding profile, such as maturities, currencies or counterparties, can also reduce our funding efficiency.
Reduction in our credit ratings could limit our access to funding or the capital markets, increase borrowing costs or trigger additional collateral or funding requirements.
Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. Credit ratings are also important to investors, clients or counterparties when we compete in certain markets and seek to engage in certain transactions, including over-the-counter (OTC) derivatives. Our credit ratings are subject to ongoing review by rating agencies, which consider a number of financial and nonfinancial factors, including our franchise, financial strength, performance and prospects, management, governance, risk management practices, capital adequacy, asset quality and operations, among other criteria, as well as factors not under our control, such as regulatory developments, the macroeconomic and geopolitical environment and changes to rating methodologies.
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
While certain potential impacts are contractual and quantifiable, the full consequences of a credit rating downgrade are inherently uncertain and depend upon numerous dynamic, complex and inter-related factors and assumptions, including the relationship between long-term and short-term credit ratings and the behaviors of clients, investors and counterparties.
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

Bank of America 10

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
Additional restrictions on transactions with certain related parties, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of the parent company and may require the parent company to provide additional funding to such subsidiaries. Regulatory action that requires additional liquidity at each of our subsidiaries could impede access to funds we need to pay our obligations or pay dividends. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to prior claims of the subsidiary’s creditors.
Bank of America Corporation’s liquidity and financial condition, and the ability to pay dividends and obligations, could be adversely affected in the event of a resolution.
Bank of America Corporation, our parent holding company, is required to submit a plan to the FDIC and Federal Reserve every two years describing its resolution strategy under the U.S. Bankruptcy Code in the event of material financial distress or failure. Bank of America Corporation’s preferred resolution strategy is a “single point of entry” strategy, whereby only the parent holding company would file for bankruptcy under the U.S. Bankruptcy Code. Certain key operating subsidiaries would be provided with sufficient capital and liquidity to operate through severe stress and to enable such subsidiaries to continue operating or be wound down in a solvent manner following a bankruptcy of the parent holding company. Bank of America Corporation has entered into intercompany arrangements resulting in the contribution of most of its capital and liquidity to key subsidiaries. Pursuant to these arrangements, if Bank of America Corporation’s liquidity resources deteriorate so severely that resolution becomes imminent, it will no longer be able to draw liquidity from its key subsidiaries and will be required to contribute its remaining financial assets to a wholly-owned holding company subsidiary. This could adversely affect our liquidity and financial condition, including the ability to meet our payment obligations, and our ability to pay dividends and/or repurchase our common stock.
If the FDIC and Federal Reserve jointly determine that Bank of America Corporation’s resolution plan is not credible, they could impose more stringent capital or liquidity requirements or restrictions on our growth, activities or operations. We could also be required to take certain actions that could impose operating costs and result in the divestiture of assets or restructuring of businesses and subsidiaries.
When a G-SIB such as Bank of America Corporation is in default or danger of default, the FDIC may be appointed receiver to conduct an orderly liquidation, and could, among other things, invoke the orderly liquidation authority, instead of the U.S. Bankruptcy Code, if the Secretary of the Treasury makes certain financial distress and systemic risk determinations. Also, the FDIC could replace Bank of America Corporation with a bridge holding company, which could continue operations and result in an orderly resolution of the underlying bank, but whose equity would be held solely for the benefit of our creditors. The FDIC’s “single point of entry” strategy may result in our security holders suffering greater losses than would have been the case under a bankruptcy proceeding or a different resolution strategy.
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
Our credit portfolios may be impacted by U.S. and global macroeconomic and market conditions, events and disruptions, including declines in GDP, consumer spending or property values, asset price corrections, increasing consumer and corporate leverage, increases in corporate bond spreads, government shutdowns or policies such as tax changes, changes in international trade policy including tariff rates, rising or elevated unemployment levels, elevated inflation or cost of living expenses, fluctuations in foreign exchange or interest rates, as well as the emergence of widespread health emergencies or pandemics, extreme weather events and the impacts of climate change, including acute and/or chronic extreme weather events and efforts to transition to a low-carbon economy. Significant economic or market stresses and disruptions typically have a negative impact on the business environment and financial markets, which could impact the underlying credit quality of our borrowers, counterparties and assets. Property value declines or asset price corrections could increase the risk of borrowers or counterparties defaulting or becoming delinquent in their obligations to us, and could decrease the value of the collateral we hold, which could increase credit losses. Credit risk could also be magnified by lending to leveraged borrowers or declining asset prices, including property or collateral values, unrelated to macroeconomic stress. Simultaneous drawdowns on lines of credit and/or an increase in a borrower’s leverage in a weakening economic environment, or otherwise, could result in deterioration in our credit portfolio, should borrowers be unable to fulfill competing financial obligations. Increased delinquency and default rates could adversely affect our credit portfolios and increase charge-offs and provisions for credit losses.
A recessionary environment and/or a rise in unemployment could adversely impact the ability of our consumer and/or commercial borrowers or counterparties to meet their financial obligations and negatively impact our credit portfolio. Consumers have been and may continue to be negatively impacted by inflation and/or a higher cost of living, resulting in drawdowns of savings or increases in household debt. Elevated interest rates, which have increased debt servicing costs for some businesses and households, may adversely impact credit quality, particularly in a recessionary environment. Certain sectors also remain at risk (e.g., commercial real estate,

11 Bank of America

particularly office) as a result of shifts in demand and tight financial and credit conditions. Globally, conditions of slow growth or recession could further contribute to weaker credit conditions. If the macroeconomic environment or certain sectors worsen, our credit portfolio, net charge-offs, provision and allowance for credit losses could be adversely impacted.
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
The allowance for credit losses is our best estimate of ECL, but there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly, quickly or unexpectedly. As circumstances change, we may increase our allowance, which would reduce earnings. If economic conditions worsen, impacting our consumer and commercial borrowers, counterparties or underlying collateral, and credit losses are unexpectedly worse, we may increase our provision for credit losses, which could adversely affect our results of operations and financial condition.
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
Our credit risk may also be heightened by market risk when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure, which may occur from events that impact the value of the collateral, such as a sudden change in asset price or fraud. Disputes with obligors as to the valuation of collateral could increase with significant market stress, volatility or illiquidity, and we could suffer losses if we are unable to realize the fair value of the collateral or manage declines in the value of collateral. Also, our counterparty credit risk can increase if margin posted by counterparties is insufficient to cover exposures and elevated counterparty exposure is accompanied by the counterparty’s likelihood of default.
We have concentrations of credit risk, including with respect to our consumer real estate and consumer credit card exposure, as well as our commercial real estate and asset managers and funds portfolios, which represent a significant percentage of our overall credit portfolio. Declining home price valuations and demand where we have large concentrations could result in increased servicing advances and expenses, defaults, delinquencies or credit losses. The impacts of earthquakes, as well as climate change, such as rising average global temperatures and sea levels, and the increasing frequency and severity of extreme weather events and natural disasters, including droughts, floods, wildfires and hurricanes, could negatively impact collateral, the valuations of home or commercial real estate or our clients’ ability and/or willingness to pay fees, outstanding loans or afford new products. This could also cause insurability risk and/or increased insurance costs to clients. Economic weaknesses, particularly from increases in inflation or sustained elevated inflation, adverse business conditions, market disruptions, adverse economic or market events, rising interest or capitalization rates, declining asset prices, greater volatility in areas where we have concentrated credit risk or deterioration in real estate values or household incomes may cause us to experience higher credit losses in our portfolios or write down the value of certain assets. We could also experience continued and long-term negative impacts to our commercial credit exposure and an increase in credit losses within those industries that may be permanently impacted by a change in consumer preferences or other industry disruptions.
We also enter into transactions with sovereign nations, U.S. states and municipalities. Uncertain economic or political conditions or policies, such as economic sanctions or increased tariffs, disruptions to capital markets, currency fluctuations, changes in commodity prices and social instability, could adversely impact the operating budgets or credit ratings of government entities and expose us to credit and liquidity risk.
Liquidity disruptions in the financial markets may result in our inability to sell, syndicate or realize the value of our positions, increasing concentrations, which could increase RWA and the credit and market risk associated with our positions, and increase operational and litigation costs.
We may be adversely affected by weaknesses in the U.S. housing market.
During 2024, the U.S. housing market continued to be impacted by higher mortgage rates, including 30-year fixed-rate mortgages that more than doubled from 2021, and higher home prices (in varying degrees among markets) that have negatively impacted housing affordability and the demand for many of our products. Also, our mortgage loan production volume is generally influenced by the rate of growth in residential

Bank of America 12

mortgage debt outstanding and the size of the residential mortgage market, both of which have slowed due to higher interest rates and reduced affordability. A deeper downturn in the condition of the U.S. housing market could result in significant write-downs of asset values in several asset classes, notably mortgage-backed securities (MBS). If the U.S. housing market were to further weaken, the value of real estate could decline, which could result in increased credit losses and delinquent servicing expenses, negatively affect our representations and warranties exposures, and adversely affect our results of operations and financial condition.
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
We are also a member of various CCPs, which results in credit risk exposure to those CCPs. In the event that one or more members of a CCP defaults on their obligations, we may be required to pay a portion of any losses incurred by such CCP. A CCP may also, at its discretion, modify the margin we are required to post, which could mean unexpected and increased funding costs and exposure to that CCP. As a clearing member, we are exposed to the risk of non-performance by our clients for which we clear transactions, which may not be covered by available collateral. Also, default by a significant market participant may result in further risk and potential losses.
Geopolitical
We are subject to numerous political, economic, market, reputational, operational, compliance, legal, regulatory and other risks in the jurisdictions in which we operate.
We do business throughout the world, including in emerging markets. Economic or geopolitical stress in one or more countries could have a negative impact regionally or globally, resulting in, among other things, market volatility, reduced market value and economic output. Our liquidity and credit risk could be adversely impacted by, and our businesses and revenues derived from non-U.S. jurisdictions are subject to, risk of loss from financial, social or judicial instability, economic sanctions, changes in government leadership, including from electoral outcomes or otherwise, changes in governmental or central bank policies, expropriation, nationalization and/or confiscation of assets, price controls, high inflation, natural disasters, the emergence of widespread health emergencies or pandemics, capital controls, currency re-denomination risk from a country exiting the EU or otherwise, currency fluctuations, foreign exchange controls or movements (caused by devaluation or de-pegging), unfavorable political and diplomatic developments, oil price fluctuations and changes in legislation. These risks are especially elevated in emerging markets.
Political and economic interactions between the U.S. and important trading partners, including China, but also more broadly across the EU, Latin America and Canada, may result in sanctions, further tariff increases or other restrictive actions on cross-border trade, investment and transfer of data and information technology. Such actions, which may also include actions taken against other countries to enforce trade restrictions, could reduce trade volumes, result in further supply chain disruptions, increase costs for producers, and adversely affect our businesses and revenues, as well as our clients and counterparties, including their credit quality.
Slowing growth, recessionary conditions, adverse geopolitical conditions and political or civil unrest, foreign trade competition, labor shortages, wage pressures and elevated inflation in certain countries pose challenges, including from volatility in financial markets. Foreign exchange rates against the U.S. dollar remain uncertain and potentially volatile, and depreciation could increase our financial risks with clients that deal in non-U.S. currencies but have U.S. dollar-denominated debt.
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
Elevated government debt levels raise the risk of volatility, significant valuation changes and political tensions regarding fiscal policy or defaults on or devaluation of sovereign debt, all of which could expose us to substantial losses. Financial markets have been and may continue to be sensitive to government budget processes and changes to fiscal policy, as well as any resulting political turmoil.
Our non-U.S. businesses are also subject to extensive regulation by governments, securities exchanges and regulators, central banks and other regulatory bodies. In many countries, the laws and regulations applicable to the financial services and securities industries are less predictable, prone to change and uncertainty, and regularly evolving. Significant resources are spent on determining, understanding and monitoring foreign LRRs, some with less predictable legal and regulatory frameworks, as well as managing our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws and manage our relationships with regulators could result in increased expenses, changes to our organizational structure and adversely affect our businesses, reputation and results of operations in that market.
We are also subject to complex and extensive U.S. and non-U.S. LRRs, which subject us to costs and risks relating to bribery and corruption, know-your-customer requirements, anti-money laundering, embargo programs and economic sanctions, which can vary by jurisdiction and require implementation of complex operational capabilities and compliance programs. Non-compliance, including improper implementation, and/or violations could result in an increase in operational and compliance costs, and enforcement actions and civil and criminal penalties against us and individual employees. The

13 Bank of America

increasing speed and novel ways in which funds circulate could make it more challenging to track the movement of funds and heighten financial crimes risk. Compliance with these evolving regulatory regimes and legal requirements depends on our ability to improve and/or evolve our processes, controls, surveillance, detection and reporting and analytic capabilities and could be adversely impacted by operational failures.
In the U.S., the political uncertainty around the federal government’s debt ceiling, a growing federal budget deficit and government debt levels could create the possibility of U.S. government defaults on its debt and/or further downgrades to its credit ratings, and prolonged government shutdowns, which could weaken the U.S. dollar, cause market volatility, negatively impact the global economy and banking system and adversely affect our financial condition, including our liquidity. Also, changes in fiscal, monetary, regulatory, trade and/or foreign policy, labor shortages, wage pressures, supply chain disruptions and higher inflation, could increase our compliance costs and adversely affect our business operations, organizational structure and results of operations. Emerging market currency values and monetary policy settings are particularly sensitive to such changes in U.S. monetary policy. Also, elevated or rising U.S. interest rate levels or high tariff rates, could result in additional currency volatility and recessionary conditions in a number of non-U.S. markets.
We are also subject to geopolitical risks, including economic sanctions, acts or threats of international or domestic terrorism, including responses by the U.S. or other governments thereto, corporate espionage, increased state-sponsored cyberattacks or campaigns, civil unrest and/or military conflicts, including the escalation of tensions between China and Taiwan, which could adversely affect business, market trade and general economic conditions abroad and in the U.S. The Russia/Ukraine conflict and the conflicts in the Middle East have magnified such risks and resulted in regional instability, and adverse developments in or expansion of these conflicts could negatively impact commodity and other financial markets, as well as economic conditions. Widening regional conflicts resulting in the involvement of neighboring countries and/or North Atlantic Treaty Organization member countries and/or military conflicts in other areas of the world could result in additional economic disruptions, financial market volatility, higher inflation and changes to asset valuations, which could disrupt our operations and adversely affect our results of operations.
Business Operations
A failure in or breach of our operations or information systems, or those of third parties or the financial services industry, could cause disruptions, adversely impact our businesses, results of operations and financial condition, and cause legal or reputational harm.
Operational risk exposure exists throughout our organization, including risks arising from our operations and information systems, which comprise the hardware, software, infrastructure, backup systems and other technology that we own or use to collect, process, maintain, use, share, transmit or dispose of information, including personal and/or confidential employee, client and third-party information, which are integral to the performance of our businesses. Our extensive interactions with, and reliance on, third parties and the financial services industry, including the processing and reporting of a large number of complex transactions at increasing speeds in many currencies and jurisdictions create additional operational risk to us.
Our operations and information systems and components thereof, and those of our third parties, have been, and in the future will likely be, ineffective or fail to operate properly or become disabled or damaged as a result of a number of factors, including events that may be wholly or partially beyond our or such third party’s control. Such events have adversely affected, and in the future could adversely affect, physical site access of our operations, the safeguarding of information and our ability to process transactions, provide services to our clients and perform other operations, including reporting and decision-making. Short-term or prolonged disruptions to our or our third parties’ critical business operations and client services are possible, such as due to computer, telecommunications, network, utility, electronic or physical infrastructure outages, including from abuse or failure of our electronic trading and algorithmic platforms, significant unplanned increases in client transactions, fraudulent transactions, cyberattacks, aging information systems, newly introduced or identified vulnerabilities or defects in key hardware and software, failure of or defects in infrastructure or manual processes, technology project implementation challenges and supply chain disruptions. Operational disruptions and prolonged operational outages could also result from events arising from natural disasters, including acute and chronic weather events, such as wildfires, tornadoes, hurricanes and floods, some of which are happening with more frequency and severity, and earthquakes, as well as local or larger scale political or social matters, including civil unrest, terrorist acts and military conflict.
We continue to have greater reliance on our and our third parties’ remote access tools and technology, and employees’ personal systems and increased data utilization and dependence upon our information systems to operate our businesses, including from evolving client preferences, which has led to increased reliance on digital banking and other digital services provided by our businesses. Effective management of our business continuity increasingly depends on the security, reliability and adequacy of such systems.
We also rely on our employees, representatives and third parties in our day-to-day operations, who may, due to illness, unavailability, the emergence of widespread health emergencies or pandemics, human error, misconduct (including errors in judgment, malice, fraud or illegal activity), malfeasance or a failure, breach or misuse of information systems, cause disruptions to our organization and expose us to operational losses, regulatory risk and reputational harm. Our and our third parties’ inability to properly introduce, deploy and manage operational or technology changes and continuously alter, improve and automate processes and systems, including related controls, such as regarding internal financial and governance processes, existing products and services, and new product innovations and technology, could also result in additional operational, information security, reputational and regulatory risk, including from the use of artificial intelligence (AI), such as machine learning and generative AI.
Regardless of the measures we have taken to implement training, procedures, controls, backup systems and other safeguards to support our operations and bolster our operational resilience, our ability to conduct business may be adversely affected by significant failures or disruptions to us or to third parties with whom we interact or upon whom we rely, including localized or systemic cyber events or other technology incidents that result in outages or unavailability of information systems, part or all of the internet, cloud services and/or the financial services industry infrastructure (including funds transfers, electronic trading and algorithmic platforms and critical banking activities), which could be exacerbated by the concentration of third-party service providers or third-party

Bank of America 14

models, including AI, and result in systemic operational impact across the financial services industry or beyond. Our ability to implement backup systems and other safeguards with respect to third-party systems and the financial services industry infrastructure is more limited than with respect to our systems. Weakness in and/or the inability to simplify and improve our and our third parties’ processes or controls could impact our ability to deliver products or services to our clients and expose us to regulatory, reputational and operational risks.
There can be no assurance that our resiliency, business continuity, technology change and information security response plans will effectively mitigate our operational risks. Any backup systems or manual processes may not process data accurately and/or as quickly or effectively as our primary systems, and some data might not be available or backed up. Also, the speed in which we are able to remediate any failure or disruption of our operations and/or information systems may vary across jurisdictions. We regularly update the operational processes and information systems we rely on to support our operations and growth, including as part of our efforts to comply with all applicable LRRs globally. This updating entails significant costs and creates risks associated with implementing new or modified operational processes and information systems and integrating them with existing information systems, including business interruptions, failures or ineffectiveness.
Increasing reliance on our information systems and frequency of natural disasters heighten our risk of operational loss. Any failure or disruption of our or our third parties’ operations or information systems resulting in disruption to our critical business operations and client services, a failure to identify or effectively respond to operational risks timely and/or a failure to continue to deliver our services through an operational failure or disruption could impact the confidentiality, integrity or availability of data and information, and expose us to various risks, including market abuse, fraud, financial losses and other costs, misappropriation and corruption, loss of trust or confidence in us and/or the financial services industry, client attrition, regulatory (e.g., LRR compliance), market, privacy and liquidity risk, adversely impact our results of operations and financial condition and cause legal, regulatory or reputational harm.
The Corporation and third parties with whom we interact and/or on whom we rely, are subject to cybersecurity incidents, information and security breaches, and technology failures that have and in the future could adversely affect our ability to conduct our businesses, result in the alteration, unavailability, misuse, destruction or disclosure of information, damage our reputation, increase our regulatory and legal risks, result in additional costs or financial losses and/or otherwise adversely impact our businesses and results of operations.
Our business is highly dependent on the security, controls and efficacy of our information systems, and the information systems of our clients, third parties, the financial services industry and financial data aggregators with whom we interact, on whom we rely or who have access to our clients’ personal or account information. We rely on effective access management and the secure collection, processing, maintenance, use, transmission, storage, dissemination and disposition of information in our and our third parties’ information systems. Our cybersecurity risk and exposure remains heightened because of, among other things, our prominent size and scale, high-profile brand, geographic footprint and international presence and role in the financial services industry and the broader economy. The proliferation of third-party financial data aggregators and emerging technologies, including AI (such as machine learning and generative AI) and robotics, increases our cybersecurity risks and exposure, including by making fraud detection and authentication more difficult.
We, our employees, customers, regulators and third parties are ongoing targets of an increasing number of cybersecurity threats and cyberattacks. The tactics, techniques and procedures used in cyberattacks are pervasive, sophisticated, evolving and designed to evade security measures, including computer viruses, malicious or destructive code (such as ransomware), social engineering (including phishing, vishing and smishing), real and virtual impersonation, denial of service or information or other security breach tactics that have and in the future are likely to result in disruptions to our businesses and operations and the loss of funds, including from attempts to defraud us and/or our customers, and impact the confidentiality, integrity or availability of our information, including intellectual property, or the personal and/or confidential information of our employees, clients and third parties. Cyberattacks are carried out on a worldwide scale and by a growing number of actors, including organized crime groups, hackers, terrorist organizations, extremist parties, hostile foreign governments and their proxies, state-sponsored actors, activists, disgruntled employees and other persons or entities, including for corporate espionage.
Cybersecurity threats and the tactics, techniques and procedures used in cyberattacks change, develop and evolve rapidly and continuously, including from growth in third-party services that facilitate or carry out cyberattacks and from emerging technologies, such as AI (including machine learning and generative AI) and quantum computing, which may be used to enhance the tactics, techniques and procedures described above and facilitate new cyber threats. Despite substantial efforts to protect the integrity and resilience of our information systems and implement controls, processes, policies, employee training and other protective measures, we cannot anticipate and detect all cybersecurity threats and incidents and/or develop or implement effective preventive or defensive measures designed to prevent, respond to or mitigate all cybersecurity threats and incidents. Internal access management or other technology failures could impact the confidentiality, integrity or availability of data and information. Our vulnerability increases if employees fail to exercise sound judgment and vigilance when targeted with social engineering or other cyberattacks increases our vulnerability.
Our risk from and exposure to cybersecurity threats and incidents, information and security breaches and technology failures continues to increase due to the acceptance and use of digital banking and other digital products and services, including mobile banking products, and reliance on remote access tools and other technology, which have increased our reliance on virtual or digital interactions and a growing number of access points to our information systems that must be secured, and results in greater amounts of information being available for access. Greater demand on our information systems and security tools and processes will likely continue.
We also face significant third-party technology, cybersecurity and operational risks relating to the large number of clients and third parties with whom we do business, the financial services industry, upon whom we rely to facilitate or enable our business activities or upon whom our clients rely, including the secure collection, processing, maintenance, use, sharing, dissemination and disposition of client and other sensitive information, providers of products and services, financial counterparties, financial data aggregators, financial intermediaries, such as clearing agents, exchanges and clearing

15 Bank of America

houses, regulators, federal and state governments, providers of outsourced software, services and infrastructure, such as internet access, cloud service providers and electrical power, and retailers for whom we process transactions. Such third-party information systems extend beyond our security and control systems, and such third parties have varying levels of security and cybersecurity resources, expertise, safeguards, controls and capabilities. Threat actors may actively seek to exploit third-party security and cybersecurity weaknesses, and the relationships of our third parties with us may increase the risk that they are targeted by the same threats we face, and such third parties may be less prepared for such threats. Also, we are at risk from critical third-party information security and open-source or proprietary software defects and vulnerabilities. We must rely on our third parties to adequately detect and promptly report cybersecurity incidents. Their failure could adversely affect our ability to report or respond to cybersecurity incidents effectively or timely.
Due to increasing consolidation, interdependence and complexity of financial entities and technology and information systems, a cybersecurity threat or incident, information or security breach or technology failure that significantly exposes, degrades, destroys, renders unavailable or compromises the information systems or information of one or more financial entities or third parties could adversely impact us and increase the risk of operational failure and loss, as disparate information systems need to be integrated, often on an accelerated basis. Similarly, any cybersecurity threat or incident, information or security breach or technology failure that significantly exposes, degrades, destroys, renders unavailable or compromises our information systems or information could adversely impact third parties and the critical infrastructure of the financial services industry, thereby creating additional risk for us.
Cybersecurity incidents or information or security breaches could persist for an extended period of time prior to detection, and it often takes additional time to determine the scope, extent, amount and type of impact, including the information altered, destroyed, accessed or otherwise compromised, following which the measures to recover and restore to a business-as-usual state may be difficult to assess and require notification to our clients, government officials and regulators. We have spent and expect to continue to spend significant resources to modify and enhance our protective measures and our capabilities to respond and recover, investigate and remediate software and network defects and vulnerabilities, and defend against, detect and respond to cybersecurity threats and incidents, whether to us, third parties, the industry or businesses generally.
While we and our third parties have experienced cybersecurity incidents, information and security breaches and technology failures, as well as adverse impacts from such events, including as described in this risk factor, we have not experienced material losses or other material consequences relating to cybersecurity incidents, information or security breaches or technology failures, whether directed at us or our third parties. However, we expect to continue to experience such events and impacts ourself and at our third parties with increased frequency and severity due to the evolving threat environment, and there can be no assurance that future cybersecurity incidents, information and security breaches and technology failures, including as a result of cybersecurity incidents, information and security breaches and technology failures experienced by our third parties, will not have a material adverse impact on us, including our businesses, results of operations and financial condition.
Future cybersecurity incidents, information or security breaches or technology failures suffered by us or our third parties could result in disruption to our day-to-day business activities and an inability to effect transactions, execute trades, service our clients, safeguard information, manage our exposure to risk, expand our businesses, detect and prevent fraudulent or unauthorized transactions, including transactions impacting our clients, maintain information systems access and business operations and client services, in the U.S. and/or globally. Also, we could experience the loss of clients and business opportunities, the withdrawal of client deposits, the misappropriation, alteration or destruction of our or our third parties’ intellectual property or confidential information, the unauthorized access to or temporary or permanent loss or theft of information, including of our employees and clients, significant lost revenue, increased risk of fraudulent transactions, losses and claims brought by third parties, violations of applicable privacy, cybersecurity and other LRRs, litigation exposure, economic sanctions, enforcement actions, government fines, penalties or intervention and other negative consequences. Although we maintain cyber insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate. In the case of any cybersecurity incident, information or security breach or technology failure arising from third-party systems impacting us, any third-party indemnification may not be applicable or sufficient to address the impact of such cybersecurity incidents, information or security breaches or technology failures, including monetary losses of the Corporation. The occurrence of any of the events described above could adversely impact our businesses, results of operations, liquidity and financial condition, and cause reputational harm, whether such events are actual or perceived.
Failure to satisfy our obligations as servicer for residential mortgage securitizations, loans owned by other entities and other related losses could adversely impact our reputation, servicing costs or results of operations.
We service mortgage loans on behalf of third-party securitization vehicles and other investors. If a material breach of our obligations as servicer or master servicer is committed, we may be subject to termination if the breach is not cured timely following notice, which could cause us to lose servicing income. We may also have liability for any failure by us or a third party, as a servicer or master servicer to adhere to or perform the required servicing obligation in accordance with the terms of the servicing agreements that result in impairment or loss to the loans’ owner. If any such breach was found to have occurred, it may harm our reputation, increase our servicing costs or losses due to potential indemnification obligations, result in litigation or regulatory action or adversely impact our results of operations. Also, foreclosures may result in costs, litigation or losses due to irregularities in the underlying documentation, or if the validity of a foreclosure action is challenged by a borrower or overturned by a court because of errors or deficiencies in the foreclosure process. We may also incur costs or losses relating to delays or alleged deficiencies in processing documents necessary to comply with state law governing foreclosure.
Changes in the structure of and relationship among the GSEs could adversely impact our business.
We rely on the GSEs to guarantee or purchase certain mortgage loans that meet their conforming loan requirements. During 2024, we sold approximately $1.5 billion of loans to GSEs, primarily Freddie Mac (FHLMC). FHLMC and Fannie Mae are currently in conservatorship, with the Federal Housing Finance Agency acting as conservator. While there have been

Bank of America 16

periodic proposals to remove or exit the GSEs from conservatorship and eliminate the perceived “implicit guarantee” associated with the GSEs, none have been successful. We cannot predict the future prospects of the GSEs, including the timing of any recapitalization or release from conservatorship, or any legislative or rulemaking proposals regarding the GSEs’ status in the housing market. If the GSEs take a reduced role in the marketplace, including by limiting the mortgage products they offer, we could be required to seek alternative funding sources, retain additional loans on our balance sheet, secure funding through the Federal Home Loan Bank system, or securitize the loans through Private Label Securitization, which could increase our cost of funds related to the origination of new mortgage loans, increase credit risk and/or impact our capacity to originate new mortgage loans. These developments could adversely affect our securities portfolios, capital levels, liquidity and results of operations.
Our risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Our risk management framework is designed to minimize our risk and loss. We seek to effectively and consistently identify, measure, monitor, report and control the risk types to which we are subject, including the seven key risk types we face. Risks also may span across multiple key risk types, including cybersecurity risk, climate risk, legal risk and concentration risk. While we employ a broad and diversified set of controls and risk mitigation techniques, including modeling and forecasting, hedging strategies and techniques seeking to balance our ability to profit from trading positions with our exposure to potential losses, we are inherently limited by our ability to identify and measure all risks, including emerging and unknown risks, anticipate the timing and impact of risks, apply effective hedging strategies, make correct assumptions, manage and aggregate data correctly and efficiently, identify changes in markets or client behaviors not historically reflected and develop risk management models and forecasts to assess and control risk.
Our risk management depends on our ability to consistently execute all elements of our risk management program, develop and maintain a culture of managing risk well throughout the Corporation and manage third-party risks, including providers of products and services, to allow for effective risk management and help confirm that risks are appropriately considered, evaluated and responded to timely. Uncertain economic and geopolitical conditions, widespread health emergencies and pandemics, heightened legislative and regulatory scrutiny of and change within the financial services industry, the pace of technological changes, including AI (such as machine learning and generative AI) and quantum computing, accounting, tax and market developments, the failure of employees, representatives and third parties to comply with our policies and Risk Framework and the overall complexity of our operations, among other developments, have in the past and may in the future, result in a heightened level of risk, including operational, reputational and compliance risk. Failure to manage evolving risks or properly anticipate, escalate, manage, control or mitigate risks could result in additional legal, regulatory and reputational risk, losses and adversely affect our results of operations.
Regulatory, Compliance and Legal
We are highly regulated and subject to evolving government legislation and regulations and certain settlements, orders and agreements with government authorities from time to time.
We are highly regulated and subject to evolving and comprehensive regulation under federal and state laws in the U.S. and the laws of the various foreign jurisdictions in which we operate. These laws and regulations significantly affect and have the potential to increase our compliance costs, restrict the scope of our existing businesses, require changes to our employment practices, business strategies and controls and procedures, limit our ability to pursue certain business opportunities, including the products and services we offer, reduce certain fees and rates and/or make our products and services more expensive for our clients. We are also required to file various financial and nonfinancial regulatory reports to comply with LRRs in the jurisdictions in which we operate, which results in additional compliance and operational risk.
We continue to adjust our business and operations, legal entity structure, systems, disclosure, policies, procedures, processes, controls and governance, including with regard to capital and liquidity management, risk management and data management, in an effort to comply with LRRs, and evolving expectations, guidance and interpretation by regulatory authorities, including the Department of Treasury (including the Internal Revenue Service (IRS) and OFAC), Financial Crimes Enforcement Network, Federal Reserve, OCC, CFPB, Financial Stability Oversight Council, FDIC, Department of Labor, SEC and CFTC in the U.S., foreign regulators, other government authorities and self-regulatory organizations. Further, we expect to become subject to future LRRs, including beyond those currently proposed, adopted or contemplated in the U.S. or abroad, and evolving interpretations of existing and future LRRs, which may include policies and rulemaking related to FDIC assessments, loss allocations between financial institutions and clients regarding the use of our products and services, including electronic payments, emerging technologies, such as the development and use of AI (including machine learning and generative AI), cybersecurity and data, employment practices and further climate and environmental risk management and sustainability reporting and disclosure, including emissions.
The cumulative effect of all of the current and possible future legislation and regulations, as well as related interpretations, on our litigation and regulatory exposure, businesses, operations, including our ability to compete, and profitability remains uncertain and necessitates that we make certain assumptions with respect to the scope and requirements of existing, prospective and proposed LRRs in our business planning and strategies. If these assumptions prove incorrect, we could be subject to increased regulatory, legal and compliance risks and costs, and potential reputational harm. Also, regulatory initiatives in the U.S. and abroad may overlap, and non-U.S. regulations and initiatives may be inconsistent or conflict with current or proposed U.S. regulations or with each other, which could lead to compliance risks and higher costs.
Our regulators’ prudential and supervisory authority gives them broad power and discretion to direct our actions, and they have assumed an active oversight, inspection and investigatory role across the financial services industry. Regulatory focus is not limited to LRRs applicable to the financial services industry, but includes other significant LRRs that apply across industries and jurisdictions, including those related to anti-money laundering, anti-bribery, anti-corruption know-your-customer requirements, embargo programs and economic sanctions.
We are also subject to LRRs in the U.S. and abroad, including the GDPR and CCPA, and a number of additional jurisdictions enacting or considering similar laws or amendments to existing laws, regarding privacy and the disclosure, collection, use, sharing and safeguarding of personally identifiable information, including our employees, clients, suppliers, counterparties and other third parties, the violation of which could result in litigation, regulatory fines,

17 Bank of America

enforcement actions and operational loss. Also, we are and will continue to be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines and enforcement actions. There remains complexity and uncertainty, including potential suspension or prohibition, regarding data transfer because of concerns over compliance with LRRs for cross-border flows and transfers of personal data from the European Economic Area (EEA) to the U.S. and other jurisdictions outside of the EEA, resulting from judicial and regulatory guidance. Other jurisdictions, including China and India, have commenced consultation efforts or enacted new legislation or regulations to establish standards for personal data transfers. If cross-border personal data transfers are suspended or restricted or we are required to implement distinct processes for each jurisdiction’s standards, this could result in operational disruptions to our businesses, additional costs, increased enforcement activity, new contract negotiations with third parties, and/or modification of such data management.
As part of their enforcement authority, our regulators and other government authorities have the authority to, among other things, conduct investigations and assess significant civil or criminal monetary fines, penalties or restitution, issue cease and desist orders, suspend or withdraw licenses and authorizations, initiate injunctive action, apply regulatory sanctions or cause us to enter into consent orders. The amounts paid by us and other financial institutions to settle proceedings or investigations have, in some instances, been substantial and may increase. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such resolutions, which could have significant consequences, including reputational harm, loss of clients, restrictions on the ability to access capital markets, and the inability to operate certain businesses or offer certain products. Our responses to regulators and other government authorities have been and may continue to be time-consuming and expensive and divert management attention from our business. The outcome of any matter, which may last years, may be difficult to predict or estimate.
The terms of settlements, orders and agreements that we have entered into with government entities and regulatory authorities have also imposed, or could impose, significant operational and compliance costs on us with respect to enhancements to our procedures and controls, losses with respect to fraudulent transactions perpetrated against our clients, expansion of our risk and control functions within our lines of business, investment in technology and the hiring of significant numbers of additional risk, control and compliance personnel. For example, in December 2024, the OCC issued a Consent Order against BANA relating to certain aspects of BANA’s BSA, anti-money laundering and economic sanctions compliance programs, and we continue to respond to requests for information about similar aspects of such programs from other regulators. If we fail to meet the requirements of the regulatory settlements, orders or agreements to which we are subject, or, more generally, fail to maintain risk and control procedures and processes that meet the heightened standards established by our regulators and other government authorities, we could be required to enter into further settlements, orders or agreements and pay additional fines, penalties or judgments, or accept material regulatory restrictions on our businesses.
Improper actions, behaviors or practices by us, our employees or representatives that are illegal, unethical or contrary to our core values, including the handling of fiduciary obligations, conflicts of interest and the misuse of confidential information, could harm us, our shareholders or clients or damage the integrity of the financial markets, and are subject to increasing regulatory scrutiny across jurisdictions. The complexity of the regulatory and enforcement regimes in the U.S., coupled with the global scope of our operations and the regulatory environment worldwide, also means that a single event or practice or a series of related events or practices may give rise to a significant number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Actions by other members of the financial services industry related to business activities in which we participate may result in investigations by regulators or other government authorities.
While we believe that we have an appropriate approach to developing and implementing risk management and compliance programs, compliance risks will continue to exist, particularly as we anticipate and adapt to new and evolving LRRs and evolving interpretations, and potential misconduct by bad actors globally. We also rely upon third parties who may expose us to compliance and legal risk. Future legislative or regulatory actions, and any required changes to our business or operations or strategy, or those of third parties upon whom we rely, resulting from such developments and actions could result in a significant loss of revenue, impose additional compliance and other costs or otherwise reduce our profitability, limit the products and services that we offer or our ability to pursue certain businesses and business opportunities, require us to dispose of certain businesses or assets, affect the value of assets held, require changes in training, testing, governance, controls and procedures and compensation practices, require us to increase prices and therefore reduce demand for our products, or otherwise adversely affect our businesses.
We are subject to significant financial and reputational risks from potential liability arising from lawsuits and regulatory and government action.
We face significant legal risks in our business, with a high volume of claims against us and other financial institutions, including conduct related to various products, services and markets. The amount of damages, penalties and fines that private litigants, including clients and other counterparties, and regulators seek from us and other financial institutions continues to be significant and unpredictable.
U.S. regulators and government agencies regularly pursue enforcement claims and litigation against financial institutions, including us, for alleged violations of law and client harm, including under the Financial Institutions Reform, Recovery, and Enforcement Act, the federal securities laws, the False Claims Act, fair lending laws and regulations (including the Equal Credit Opportunity Act and the Fair Housing Act), the FCPA, the BSA, regulations issued by OFAC, Home Mortgage Disclosure Act, antitrust laws, and consumer protection laws and regulations related to products and services such as overdraft and sales practices, including prohibitions on unfair, deceptive, and/or abusive acts and practices (UDAAP) under the Consumer Financial Protection Act and the Federal Trade Commission Act, and EFTA, as well as other enforcement action taken by prudential regulators with respect to safety, soundness and appropriateness of our business practices. Such claims may carry significant penalties, restitution and, in certain cases, treble damages, and the ultimate resolution of regulatory inquiries, investigations and other proceedings which we are subject to from time-to-time is difficult to predict.
In particular, we are the subject of litigation regarding our processing of electronic payments through the Zelle network,

Bank of America 18

our efforts to detect, prevent and address fraud perpetrated against our clients and/or the handling of fraud-related disputes, which could result in fines, judgments and/or settlements, and adversely affect our businesses and strategies due to the treatment of loss allocations between clients and us, all of which could also adversely impact other similar products and services. Further, in addition to the consent order referenced above regarding BSA/anti-money laundering and economic sanctions compliance programs, we have entered into orders or settlements with certain government agencies regarding the rates paid on uninvested cash in brokerage and investment advisory accounts that is swept into interest-paying bank deposits, credit card sales and marketing practices and representment fee practices and our participation in implementing COVID-19-related government relief measures and other federal and state government assistance programs, including the processing of unemployment benefits for California and certain other states. We are subject to, or could become subject to, related litigation or investigations by other regulators with respect to the conduct that gave rise to these orders, or the orders or investigations we become subject to in the future, which may result in judgments and/or settlements.
We and our regulators have an increased focus on information security. This includes cybersecurity incidents perpetrated against us, our clients, providers of products and services, counterparties and other third parties, the collection, use and sharing of data, and safeguarding of personally identifiable information and corporate data, as well as the development, implementation, use and management of emerging technologies, including AI, which have resulted in, and will likely continue to result in, related litigation or government enforcement, including with regard to compliance with U.S. and global LRRs, and could subject us to fines, judgments and/or settlements and involve reputational losses. We expect to also face increasing scrutiny regarding sustainability-related policies, goals, targets and disclosure, which could result in litigation, regulatory investigations and actions and reputational harm. Misconduct, or the perception of misconduct, by our employees and representatives, including conflicts of interest, unethical, fraudulent, improper or illegal conduct, the failure to fulfill fiduciary obligations, unfair, deceptive, abusive or discriminatory business practices, or violations of policies, procedures or LRRs, including conduct that affects compliance with books and records requirements, have resulted and could result in further litigation and/or government investigations and enforcement actions, and cause significant reputational harm.
The global environment of extensive investigations, regulation, regulatory compliance burdens, litigation and regulatory enforcement, combined with uncertainty related to the continually evolving regulatory environment, have affected and are likely to continue to affect operational and compliance costs and risks, including the adaptation of business strategies, the limitation or cessation of our ability or feasibility to continue providing certain products and services and our employment practices. Lawsuits and regulatory actions have resulted in and will likely continue to result in judgments, orders, settlements, penalties and fines adverse to us, in amounts that may be significant or unpredictable, and in some cases, exceed the amount of reserves established. Litigation and investigation costs, substantial legal liability or significant regulatory or government action against us could adversely affect our businesses, financial condition, including liquidity, and results of operations, and/or cause significant reputational harm.
U.S. federal banking agencies may require increased capital and liquidity levels, which could adversely impact the Corporation.
We are subject to U.S. capital and liquidity regulations. These rules, among other things, establish minimum ratios relating to capital for different categories of assets and exposures to qualify as a well-capitalized institution. As a G-SIB, we are also required to hold additional capital buffers, including a G-SIB surcharge, a SCB and a countercyclical buffer, which are reassessed at least annually. Also, we are subject to regulatory liquidity requirements, including the Liquidity Coverage Ratio and the Net Stable Funding Ratio. If any of our subsidiary insured depository institutions fail to maintain “well capitalized” status under the applicable regulatory capital rules, the Federal Reserve will require us to agree to bring the insured depository institution back to well-capitalized status, which may include restrictions on our activities, such as our ability to pay dividends and/or repurchase our common stock. If we were to fail to enter into or comply with such an agreement, the Federal Reserve may impose more severe restrictions on our activities, including requiring us to cease and desist activities otherwise permitted.
From time to time regulators may change regulatory capital requirements, including total loss-absorbing capacity (TLAC) and long-term debt requirements, change how regulatory capital or RWA is calculated, or increase liquidity requirements. These components of our capital and liquidity ratios could also be impacted by economic disruptions or other events that may cause an increase in our balance sheet, RWA or leverage exposures, which could increase the amounts of regulatory capital or liquidity we are required to hold.
In 2023, U.S. banking regulators issued notices of proposed rulemaking to revise the measurement of RWA and the G-SIB surcharge calculation, both of which may be re-proposed. Also, in 2023, U.S. banking regulators issued proposed changes to the long-term debt requirements for TLAC, which may impact eligibility of certain debt instruments, and in 2024, the Federal Reserve separately confirmed it is considering changes to existing, as well as new, liquidity requirements. The timing and composition of any such proposals or re-proposals remain uncertain due to various factors, including changes of leadership positions in the U.S. bank regulatory agencies.
Our ability to pay dividends or repurchase common stock depends, in part, on our ability to maintain regulatory capital levels above minimum requirements plus buffers. If increases occur in our SCB, G-SIB surcharge or countercyclical capital buffer, our dividends and common stock repurchases, could decrease. For example, in 2024, our SCB increased by 70 bps to 3.2 percent and our G-SIB surcharge increased 50 bps to 3.0 percent. Our G-SIB surcharge is expected to increase to 3.5 percent from 3.0 percent in 2027, and could further increase in the future. The Federal Reserve could also limit or prohibit capital actions (e.g., impacts to dividends and common stock repurchases) as a result of economic disruptions or events.
Extensive regulatory evaluation of our capital planning practices by the Federal Reserve includes stress testing on parts of our business using hypothetical economic scenarios prepared by the Federal Reserve. Those scenarios may affect our CCAR stress test results, which may impact our SCB level and require us to hold additional capital. In 2024, the Federal Reserve announced that it intends to propose potential changes to bank stress tests, which could impact our SCB.
Changes to and compliance with the regulatory capital and liquidity requirements may impact our operations by requiring us to liquidate assets, increase borrowings, issue additional securities, reduce common stock repurchases or dividends, limit compensation practices, cease or alter certain operations, pricing strategies and business activities or hold highly liquid assets, adversely affecting our results of operations.

19 Bank of America

Changes in accounting standards or assumptions in applying accounting policies could adversely affect us.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If assumptions, estimates or judgments are erroneously applied, we could be required to correct and restate prior-period financial statements. Accounting standard-setters and those who interpret the accounting standards, including the SEC, banking regulators and our independent registered public accounting firm may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact the preparation and reporting of our financial statements, including the application of new or revised standards retrospectively, resulting in unexpected losses, revisions to prior-period financial statements and other adverse impacts to us, including legal and regulatory risk.
We may be adversely affected by changes in U.S. and non-U.S. tax laws and regulations.
We could be adversely affected if U.S. and foreign governmental authorities further change tax laws, including changes to the Tax Cuts and Jobs Act of 2017 and Inflation Reduction Act of 2022. Also, new guidelines issued by the Organization for Economic Cooperation and Development (OECD), which are currently being enacted into law in some OECD countries in which we operate, are expected to impose a 15 percent global minimum tax on a country-by-country basis. Any implementation of and/or change in U.S. and foreign tax laws and regulations or interpretations of current or future tax laws and regulations could materially adversely affect our effective tax rate, tax liabilities and results of operations. U.S. and foreign tax laws are complex and our judgments, interpretations or applications of such tax laws could differ from that of the relevant governmental authority. This could result in additional tax liabilities and interest, penalties, the reduction of certain tax benefits and/or the requirement to make adjustments to amounts recorded, which could be material.
Also, we have U.K. net deferred tax assets (DTA) which consist primarily of net operating losses that are expected to be realized in a U.K. subsidiary over an extended number of years. Adverse developments with respect to tax laws or to other material factors, such as prolonged worsening of international capital markets or changes in the ability of our U.K. subsidiary to conduct business in the markets outside the U.K., could lead our management to reassess and/or change its current conclusion that no valuation allowance is necessary with respect to our U.K. net DTA.
Reputation
Damage to our reputation could harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain clients, investors and employees is impacted by our reputation. Harm to our reputation can arise from various sources, including actual or perceived activities of our officers, directors, employees, other representatives, clients and third parties, including counterparties, such as fraud, misconduct and unethical behavior, adequacy of our ability to detect, prevent and/or respond to fraud perpetrated against our clients, and the handling of related disputes regarding the use of our products and services, including electronic payments, effectiveness of our internal controls, the fees charged to our clients, including overdraft and non-sufficient funds fees, compensation practices, lending practices, suitability or reasonableness of particular trading or investment strategies, the services offered to our clients, the reliability of our research and models and prohibiting clients from engaging in certain transactions.
Our reputation may also be harmed by actual or perceived failure to deliver the products, standards of service and quality expected by our clients and the community, including the overstatement or mislabeling of the environmental benefits of our products, services or transactions, the failure to protect our clients and/or recognize and address client complaints, compliance failures, technology changes, the implementation, management and use of emerging technologies, including AI, the failure to maintain effective data management, cybersecurity incidents and information and security breaches affecting us and our employees, clients and third parties, which have occurred and which we expect to continue to occur with increased frequency and severity, prolonged or repeated system outages, our privacy policies, the unintended disclosure of or failure to safeguard personal, proprietary or confidential information, the breach of our fiduciary obligations, employment practices and the handling of widespread health emergencies or pandemics. Our reputation may also be harmed by litigation and/or regulatory matters and their outcomes, and/or criticism or challenges by third parties, relating to the topics discussed above or otherwise. Challenges and criticisms to our environmental and social practices and disclosures, and those of our clients and third parties, including from third parties, who may have diverging views regarding those practices and disclosures, may also harm our reputation.
Increases in market interest rates have resulted in increased focus on asset and liability management, including HTM and AFS securities and related unrealized losses. Perceptions of our liquidity and financial condition, actions by the financial services industry generally, or by certain members or individuals in the industry may harm our reputation. Adverse publicity or negative information posted on social media by employees, the media or otherwise, whether or not factually correct, may trigger a loss of trust or confidence on the part of clients, counterparties, shareholders, investors, debt holders, market analysts, other relevant parties or regulators, adversely impacting our business prospects and results of operations.
We are subject to complex and evolving LRRs and interpretations, including regarding fair lending activity, UDAAP, electronic funds transfers, know-your-customer requirements, data protection and privacy (including the GDPR and the CCPA), cross-border data movement and data localization, cybersecurity, the use and development of AI, data and technology and other matters, as well as evolving and expansive interpretations of these LRRs. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably across jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy and data protection remains fluid. These laws may be interpreted and applied by various jurisdictions inconsistent with our current or future practices, or with one another. If personal, confidential or proprietary information of clients in our possession, or in the possession of third parties or financial data aggregators, is mishandled, misused or mismanaged, or if we do not timely or adequately address such information, we may face regulatory, legal and operational risks, which could adversely affect our reputation, financial condition and results of operations.

Bank of America 20

We could suffer reputational harm if we fail to properly identify and manage potential conflicts of interest, the management of which has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to use our products and services, or result in litigation or enforcement actions, which could adversely affect our business.
Our actual or perceived failure to address these and other issues, such as operational risks, could give rise to reputational risk that could harm us and our business prospects, including the attraction and retention of clients and employees, and give rise to additional regulatory restrictions, legal risks and reputational harm, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties, and cause us to incur related costs and expenses.
Other
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment and experience intense competition from local and global bank and nonbank financial institutions and new entrants in domestic and foreign markets. There is increasing pressure to provide products and services on more attractive terms, including lower fees, lower cost investment strategies and higher interest rates on deposits, which may impact our ability to effectively compete. Also, we may be disadvantaged from more stringent regulatory requirements applicable to us than to nonbank financial institutions or other actual or perceived competitors.
The growth of and mergers among traditional financial services companies have increased competition. Emerging technologies and the growth of e-commerce have lowered geographic and monetary barriers of other financial institutions, made it easier for non-depository institutions to offer traditional banking products and services and allowed non-traditional financial service providers and technology companies to compete with traditional financial service companies in providing electronic and internet-based financial solutions and services, including electronic securities trading with low or no fees and commissions, marketplace lending, financial data aggregation and payment processing services, including real-time payment platforms. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky as an alternative to traditional products. Increased competition may reduce our market share, net interest margin and revenues from our fee-based products and services and negatively affect our earnings, including by pressuring us to lower pricing, requiring additional investment to improve the quality and delivery of our technology and/or affecting our clients’ willingness to do business with us.
Our inability to adapt our business strategies, products and services could harm our business.
We rely on a diversified mix of businesses that deliver a broad range of financial products and services through multiple distribution channels. Our success depends on our and our third-party providers’ ability to timely change or adapt our business strategies, products and services and their respective features, including available payment processing services and technology, such as AI and machine learning, to rapidly evolving industry standards and consumer preferences. Our strategies could be further impacted by macroeconomic stress, widespread health emergencies or pandemics, cyberattacks, and military conflicts or other significant geopolitical events.
Widespread adoption and rapid evolution of, as well as developments in the regulatory landscape relating to emerging technologies, including analytic capabilities, AI (including machine learning and generative AI), automated decision-making, self-service digital trading platforms and automated trading markets, internet services, and digital assets, such as central bank digital currencies, cryptocurrencies (including stablecoins), tokens and other cryptoassets that utilize distributed ledger technology (DLT), as well as payment, clearing and settlement processes that use DLT, create additional strategic risks, could negatively impact our ability to compete and require substantial expenditures to the extent we were to modify or adapt our existing products and services. As new technologies evolve and mature, our businesses and results of operations could be adversely impacted, including as a result of new competitors to the payments and trading ecosystems and increased volatility in deposits and/or significant long-term reduction in deposits (i.e., financial disintermediation).
Also, we may not be as timely or successful in assessing the competitive landscape and developing or introducing new products and services, integrating new products or services into our existing offerings, responding, managing or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining clients. Further, our businesses may be negatively impacted if we, or our third-party providers, do not timely development and apply emerging technologies, like AI and quantum computing, or if our initiatives in these areas are deficient or fail. Our or our third-party providers’ inability or resistance to timely innovate or adapt operations, products and services to evolving regulatory and market environments, industry standards and consumer preferences could result in service disruptions, harm our business and adversely affect our results of operations and reputation.
We could suffer operational, reputational and financial harm if our models fail to properly anticipate and manage risk.
We use models enterprise-wide, including to forecast losses, project revenue and expenses, assess and control our operations and financial condition, assist in capital planning, manage liquidity and measure, forecast and assess capital and liquidity requirements for credit, market, operational and strategic risks. Under our Enterprise Model Risk Policy, Model Risk Management is required to perform end-to-end model oversight, including independent validation before initial use, implementation monitoring, ongoing monitoring reviews through outcomes analysis and benchmarking, and periodic revalidation. However, models are subject to inherent limitations from simplifying assumptions, uncertainty regarding economic and financial outcomes, and emerging risks, including from applications that rely on AI.
Our models may not be sufficiently predictive of future results, such as due to limited historical patterns, extreme or unanticipated market movements or clients’ behavior and liquidity, especially during severe market downturns or stress events (e.g., geopolitical or pandemic events), which could limit their effectiveness and require timely recalibration. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation among prices of various asset classes or other market indicators, which may not be representative of the next downturn and would magnify the limitations inherent in using historical data to

21 Bank of America

manage risk. Market conditions in recent years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk. Our models may also be adversely impacted by human error and may not be effective if we fail to properly oversee, regularly review and detect their flaws during our review and monitoring processes, they contain biases, erroneous data, assumptions, valuations, formulas or algorithms, or our applications running the models do not perform as expected. Regardless of the steps we take to design effective controls, governance, monitoring and testing, and implement new technology and automated processes, we could suffer operational, reputational and financial harm, including funding or liquidity shortfalls, and adverse business decisions and regulatory risk if models fail to properly anticipate and manage risks.
Failure to properly manage data may adversely affect our ability to manage compliance risk and business needs, and result in errors in our operations, reporting and decision-making, and non-compliance with LRRs.
We rely on our ability to manage and process data accurately, timely and completely, including capturing, transporting, aggregating, using, transmitting data externally, and retaining and protecting data appropriately. While we continually update our policies, programs, processes and practices and take steps to leverage emerging technologies, such as automation, AI and robotics, our data management processes may not be effective and are subject to weaknesses and failures, including human error, data limitations, process delays, system failure or failed controls. Failure to effectively manage data accurately, timely and completely may adversely impact its quality and reliability and our ability to manage current and emerging risks, produce accurate financial, nonfinancial, regulatory, operational, environmental and social reporting, detect or surveil potential misconduct or non-compliance with LRRs, and to manage our business needs, strategic decision-making, resolution strategy and operations. The failure to establish and maintain effective, efficient and controlled data management could adversely impact our development of products and client relationships and increase operational losses and regulatory and reputational risk.
Our operations, businesses and clients could be adversely affected by the impacts related to climate change.
Climate change and related environmental sustainability matters present short-, medium- and long-term risks. The physical risks include an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados, and chronic longer-term shifts such as rising average global temperatures and sea levels. Such disasters and effects could adversely impact our facilities, employees and clients’ ability to repay outstanding loans, disrupt the operations of us and our clients or third parties, cause supply chain or distribution network disruptions, damage collateral and/or result in market volatility, rapid deposit outflows or drawdowns of credit facilities, the deterioration of the value of collateral or insurance shortfalls.
There is also increasing risk related to the transition to a low-carbon economy. Changes in consumer preferences or financial condition of our clients and counterparties, market pressures, advancements in technology and additional legislation, regulatory, compliance and legal requirements could alter our strategic planning and the scope of our existing businesses, limit our ability to pursue certain business activities and offer certain products and services, amplify credit and market risks, negatively impact asset values, require capital expenditures and changes in technology and markets, including supply chain and insurance availability and cost, increase expenses and adversely impact our capital requirements and results of operations. Particularly, there is a global regulatory focus on climate change and existing and pending disclosure requirements in various jurisdictions, with jurisdictional divergence, which is expected to impact our legal, compliance and public disclosure risks and costs.
Our climate change strategies, policies, and disclosures, which may evolve over time, our ability to achieve our climate-related goals and targets and/or the environmental or climate impacts attributable to our products, services or transactions may impact legal and compliance risk and could result in reputational harm as a result of negative public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence. Due to divergent views of stakeholders, we are at increased risk that any action, or lack thereof, by us concerning our response to climate change will be perceived negatively by some stakeholders, which could adversely impact our reputation and businesses. Our ability to meet our climate-related goals and targets, including our goal to achieve certain greenhouse gas (GHG) emissions targets by 2030 and net zero GHG emissions in our financing activities, operations and supply chain before 2050, is subject to risks and uncertainties, many of which are outside of our control, such as technological advances, clearly defined roadmaps for industry sectors, public policies and better emissions data reporting, and ongoing engagement with clients, suppliers, investors, government officials and other stakeholders. Due to the evolving nature of climate-related risks, which are expected to increase over time, it is difficult to predict, identify, monitor and effectively mitigate climate-related risks and uncertainties.
Furthermore, there are and will continue to be challenges related to the availability, quality and disclosure of climate-related data, including data obtained from third parties, which may result in legal, compliance and/or reputational harm.
Our ability to attract, develop and retain qualified employees is critical to our success, business prospects and competitive position.
Our performance and competitive position is heavily dependent on the talents, development and efforts of highly skilled individuals. Competition for qualified personnel is intense from within and outside the financial services industry. Our competitors include global institutions and institutions subject to different compensation and hiring regulations than those imposed on us. Also, our ability to attract, develop and retain employees could be impacted by our reputation, professional and development opportunities, changes in regulation or enforcement practices, changes in workforce concerns, expectations, practices and preferences (including remote work), and increasing labor shortages and competition for labor, which could increase labor costs.
We must provide market-level compensation to attract and retain qualified personnel. As a large financial and banking institution, we are and may become subject to additional limitations on compensation practices by the Federal Reserve, the OCC, the FDIC and other global regulators, which may not affect our competitors. Also, because a substantial portion of compensation paid to many of our employees is equity-based awards based on the value of our common stock, declines in our profitability or outlook could adversely affect the ability to attract and retain employees. If we are unable to continue to attract, develop and retain qualified individuals, our business prospects and competitive position could be adversely affected.

Bank of America 22

Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
See Compliance and Operational Risk Management in the MD&A beginning on page 80, which is incorporated herein by reference.
Item 2. Properties
As of December 31, 2024, certain principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet (1)
Bank of America Corporate Center	Charlotte, NC	60 Story Building	Principal Executive Offices	Owned	1,212,177
Bank of America Tower at One Bryant Park	New York, NY	55 Story Building	GWIM, Global Banking and Global Markets	Leased (2)	2,024,684
Bank of America Financial Centre	London, UK	3 Building Campus	Global Banking and Global Markets	Leased	510,170
Cheung Kong Center	Hong Kong	62 Story Building	Global Banking and Global Markets	Leased	149,790
(1)For leased properties, property square feet represents the square footage occupied by the Corporation.
(2)The Corporation has a 49.9 percent joint venture interest in this property.
We own or lease approximately 64.2 million square feet in over 19,700 facilities and ATM locations globally, including approximately 57.9 million square feet in the U.S. (all 50 states and the District of Columbia, the U.S. Virgin Islands, Puerto Rico and Guam) and approximately 6.3 million square feet in more than 35 countries.
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

23 Bank of America

Part II
Bank of America Corporation and Subsidiaries
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “BAC.” As of February 24, 2025, there were 130,019 registered shareholders of common stock.
The table below presents common share repurchase activity for the three months ended December 31, 2024. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its bank subsidiaries. Each of the bank subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Purchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts
October 1 - 31, 2024	22,058	$42.87	22,043	$21,439
November 1 - 30, 2024	30,148	45.88	30,003	20,076
December 1 - 31, 2024	26,201	46.35	26,178	18,875
Three months ended December 31, 2024	78,407	45.19	78,224
(1)Includes 183 thousand shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On July 24, 2024, the Board authorized a $25 billion common stock repurchase program, effective August 1, 2024, to replace the Corporation’s previous program, which expired on August 1, 2024. During the three months ended December 31, 2024, pursuant to the Board’s authorization, the Corporation repurchased approximately 78 million shares, or $3.5 billion, of its common stock. For more information, see Capital Management – CCAR and Capital Planning in the MD&A on page 48 and Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
The Corporation did not have any unregistered sales of equity securities during the three months ended December 31, 2024.
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of this Annual Report on Form 10-K: and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage, which are inherently difficult to predict, resulting from pending, threatened or future litigation and regulatory investigations, proceedings and enforcement actions, which the Corporation is subject to in the ordinary course of business, including matters related to our processing of unemployment benefits for California and certain other states, the features of our automatic credit card payment service, the adequacy of the Corporation’s anti-money laundering and economic sanctions programs and the processing of electronic payments, including through the Zelle network, and related fraud, which are in various stages; the possibility that the Corporation’s future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the Corporation’s ability to resolve representations and warranties repurchase and related claims; the risks related to the discontinuation of reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates (including the potential for ongoing adjustments in interest rates), inflation, currency exchange rates, economic conditions, trade policies and tensions, including increased tariffs, and geopolitical instability; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation's concentration of credit risk; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; variances to the underlying assumptions and judgments used in estimating banking book net interest income sensitivity; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic payments and payment of checks, that were authorized by the customer but induced by fraud; the impact of failures or disruptions in or breaches of the Corporation’s operations or information systems, or those of third parties, including as a result of cybersecurity incidents; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental goals and targets or the impact of any changes in the Corporation’s sustainability strategy, goals or targets; the impact of uncertain or changing political conditions or any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the Russia/Ukraine conflict, the conflicts in the Middle East, the possible expansion of such conflicts and potential geopolitical consequences), terrorism or other geopolitical events; and other matters.
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

Bank of America 26

the MD&A, the Corporation uses certain acronyms and abbreviations which are defined in the Glossary.
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At December 31, 2024, the Corporation had $3.3 trillion in assets and a headcount of approximately 213,000 employees.
As of December 31, 2024, we served clients through operations across the U.S., its territories and more than 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 69 million consumer and small business clients with approximately 3,700 retail financial centers, approximately 15,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 48 million active users, including approximately 40 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of $4.3 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
Recent Developments
Natural Disasters
Certain Bank of America communities, clients and teammates were significantly impacted by recent wildfires in California and by hurricanes in the southeastern U.S. during the second half of 2024. In response, Bank of America activated client assistance programs, donated to disaster relief efforts and provided additional support to teammates in the affected areas. The Corporation continues to evaluate the effects of the wildfires and hurricanes on its clients and communities and does not expect these natural disasters to have a material impact on its businesses, results of operations or financial condition.

Capital Management
On January 29, 2025, the Corporation’s Board of Directors (the Board) declared a quarterly common stock dividend of $0.26 per share, payable on March 28, 2025 to shareholders of record as of March 7, 2025.
For more information on our capital resources, see Capital Management beginning on page 48.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data
(Dollars in millions, except per share information)	2024	2023
Income statement
Net interest income	$56,060	$56,931
Noninterest income	45,827	41,650
Total revenue, net of interest expense	101,887	98,581
Provision for credit losses	5,821	4,394
Noninterest expense	66,812	65,845
Income before income taxes	29,254	28,342
Income tax expense	2,122	1,827
Net income	27,132	26,515
Preferred stock dividends	1,629	1,649
Net income applicable to common shareholders	$25,503	$24,866
Per common share information
Earnings	$3.25	$3.10
Diluted earnings	3.21	3.08
Dividends paid	1.00	0.92
Performance ratios
Return on average assets (1)	0.83%	0.84%
Return on average common shareholders’ equity (1)	9.53	9.75
Return on average tangible common shareholders’ equity (2)	12.92	13.46
Efficiency ratio (1)	65.57	66.79
Balance sheet at year end
Total loans and leases	$1,095,835	$1,053,732
Total assets	3,261,519	3,180,151
Total deposits	1,965,467	1,923,827
Total liabilities	2,965,960	2,888,505
Total common shareholders’ equity	272,400	263,249
Total shareholders’ equity	295,559	291,646
(1)For definitions, see Key Metrics on page 170.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most directly comparable financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 85.
Net income was $27.1 billion, or $3.21 per diluted share in 2024 compared to $26.5 billion, or $3.08 per diluted share in 2023. The increase in net income was due to higher noninterest income, partially offset by higher provision for credit losses, higher noninterest expense and lower net interest income.
For discussion and analysis of our consolidated and business segment results of operations for 2023 compared to 2022, see Financial Highlights and Business Segment Operations sections in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.

27 Bank of America

Net Interest Income
Net interest income decreased $871 million to $56.1 billion in 2024 compared to 2023. Net interest yield on a fully taxable-equivalent (FTE) basis decreased 13 basis points (bps) to 1.95 percent for 2024. The decreases were primarily driven by higher deposit costs, partially offset by higher asset yields and higher net interest income related to Global Markets activity. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 30, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 78.
Noninterest Income

Table 2	Noninterest Income

(Dollars in millions)		2024	2023
Fees and commissions:
Card income		$6,284	$6,054
Service charges		6,055	5,684
Investment and brokerage services		17,766	15,563
Investment banking fees		6,186	4,708
Total fees and commissions		36,291	32,009
Market making and similar activities		12,967	12,732
Other income		(3,431)	(3,091)
Total noninterest income		$45,827	$41,650
Noninterest income increased $4.2 billion to $45.8 billion in 2024 compared to 2023. The following highlights the significant changes.
●    Card income increased $230 million primarily due to higher late fees, annual fees and card transfer fees.
●    Service charges increased $371 million primarily due to higher treasury service charges.
●    Investment and brokerage services increased $2.2 billion primarily driven by higher asset management fees due to higher average equity market valuations and positive assets under management (AUM) flows, as well as higher brokerage fees due to increased transactional volume, partially offset by the impact of lower AUM pricing.
●    Investment banking fees increased $1.5 billion primarily due to higher debt and equity issuance fees and higher advisory fees.
●    Market making and similar activities increased $235 million primarily driven by the net $1.6 billion charge resulting from the Bloomberg Short-Term Bank Yield Index’s (BSBY) cessation announced in 2023, partially offset by lower trading revenue from macro products in Fixed Income, Currencies and Commodities (FICC), and lower income from foreign currency risk management activities.
●    Other income decreased $340 million primarily due to higher partnership losses on tax credit investments, a charge related to Visa Inc.’s (Visa) increase in its litigation escrow account, and certain negative valuation adjustments, partially offset by lower losses on sales of available-for-sale debt securities and gains on sales of equity investments.

Provision for Credit Losses
The provision for credit losses increased $1.4 billion to $5.8 billion for 2024 compared to 2023. The provision for credit losses for 2024 was primarily driven by credit card as well as small business loan growth, and asset quality deterioration in the commercial real estate office and credit card portfolios. For the prior year, the provision for credit losses was primarily driven by credit card loan growth and asset quality deterioration, partially offset by improved macroeconomic conditions that primarily benefited the commercial portfolio. For more information on the provision for credit losses, see Allowance for Credit Losses on page 72.
Noninterest Expense

Table 3	Noninterest Expense

(Dollars in millions)		2024	2023
Compensation and benefits		$40,182	$38,330
Occupancy and equipment		7,289	7,164
Information processing and communications		7,231	6,707
Product delivery and transaction related		3,494	3,608
Professional fees		2,669	2,159
Marketing		1,956	1,927
Other general operating		3,991	5,950
Total noninterest expense		$66,812	$65,845
Noninterest expense increased $967 million to $66.8 billion in 2024 compared to 2023. The increase was primarily driven by higher revenue-related expenses as well as investments in people, operations and technology, partially offset by higher Federal Deposit Insurance Corporation (FDIC) expense in 2023, including $2.1 billion for the estimated special assessment amount arising from the closure of Silicon Valley Bank and Signature Bank, and lower expenses related to a liquidating business activity.
Income Tax Expense

Table 4	Income Tax Expense

(Dollars in millions)		2024	2023
Income before income taxes		$29,254	$28,342
Income tax expense		2,122	1,827
Effective tax rate		7.3%	6.4%
The effective tax rates for 2024 and 2023 were primarily driven by our recurring tax preference benefits, which primarily consisted of tax credits from investments in affordable housing and renewable energy. Also included in the effective tax rate for 2023 were tax impacts related to the FDIC special assessment and BSBY’s cessation announced in 2023. For more information on our recurring tax preference benefits, see Note 19 – Income Taxes to the Consolidated Financial Statements. Absent the tax credits and discrete tax benefits, the effective tax rates would have been approximately 25 percent for both periods.

Bank of America 28

Balance Sheet Overview

Table 5	Selected Balance Sheet Data

		December 31
(Dollars in millions)		2024	2023	$ Change	% Change
Assets
Cash and cash equivalents		$290,114	$333,073	$(42,959)	(13)%
Federal funds sold and securities borrowed or purchased under agreements to resell		274,709	280,624	(5,915)	(2)
Trading account assets		314,460	277,354	37,106	13
Debt securities		917,284	871,407	45,877	5
Loans and leases		1,095,835	1,053,732	42,103	4
Allowance for loan and lease losses		(13,240)	(13,342)	102	(1)
All other assets		382,357	377,303	5,054	1
Total assets		$3,261,519	$3,180,151	$81,368	3
Liabilities
Deposits		$1,965,467	$1,923,827	$41,640	2
Federal funds purchased and securities loaned or sold under agreements to repurchase		331,758	283,887	47,871	17
Trading account liabilities		92,543	95,530	(2,987)	(3)
Short-term borrowings		43,391	32,098	11,293	35
Long-term debt		283,279	302,204	(18,925)	(6)
All other liabilities		249,522	250,959	(1,437)	(1)
Total liabilities		2,965,960	2,888,505	77,455	3
Shareholders’ equity		295,559	291,646	3,913	1
Total liabilities and shareholders’ equity		$3,261,519	$3,180,151	$81,368	3
Assets
At December 31, 2024, total assets were approximately $3.3 trillion, up $81.4 billion from December 31, 2023. The increase in assets was primarily due to higher debt securities, loans and leases, and trading account assets, partially offset by lower cash and cash equivalents.
Cash and Cash Equivalents
Cash and cash equivalents decreased $43.0 billion primarily driven by reinvestment of cash into debt securities.
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads and obtain securities for settlement and for collateral. Federal funds sold and securities borrowed or purchased under agreements to resell decreased $5.9 billion primarily due to increased investments in debt securities for balance sheet and liquidity positioning purposes.
Trading Account Assets
Trading account assets consist primarily of long positions in equity and fixed-income securities including U.S. government and agency securities, corporate securities and non-U.S. sovereign debt. Trading account assets increased $37.1 billion primarily due to client activity within Global Markets.
Debt Securities
Debt securities primarily include U.S. Treasury and agency securities, mortgage-backed securities (MBS), principally agency MBS, non-U.S. bonds, corporate bonds and municipal debt. We reinvest cash in the debt securities portfolio primarily to manage interest rate and liquidity risk. Debt securities increased $45.9 billion primarily due to investment of excess cash from higher deposits. For more information on debt securities, see Note 4 – Securities to the Consolidated Financial Statements.

Loans and Leases
Loans and leases increased $42.1 billion primarily driven by growth in commercial loans. For more information on the loan portfolio, see Credit Risk Management on page 58.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses decreased $102 million primarily due to a reserve release in our commercial portfolio due to a favorable macroeconomic environment and reduced exposure in our commercial real estate portfolio. For more information, see Allowance for Credit Losses on page 72.
All Other Assets
All other assets increased $5.1 billion primarily driven by activity within Global Markets.
Liabilities
At December 31, 2024, total liabilities were approximately $3.0 trillion, up $77.5 billion from December 31, 2023, primarily due to higher federal funds purchased and securities loaned or sold under agreements to repurchase, deposits, and short-term borrowings, partially offset by lower long-term debt.
Deposits
Deposits increased $41.6 billion primarily driven by growth in commercial client balances and time deposits.
Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned or sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Federal funds purchased and securities loaned or sold under agreements to repurchase increased $47.9 billion primarily driven by client activity within Global Markets.

29 Bank of America

Trading Account Liabilities
Trading account liabilities consist primarily of short positions in equity and fixed-income securities including U.S. Treasury and agency securities, non-U.S. sovereign debt and corporate securities. Trading account liabilities decreased $3.0 billion primarily due to lower levels of short positions within Global Markets.
Short-term Borrowings
Short-term borrowings provide an additional funding source and primarily consist of Federal Home Loan Bank (FHLB) short-term borrowings, notes payable and various other borrowings that generally have maturities of one year or less. Short-term borrowings increased $11.3 billion primarily due to higher unsecured borrowings to manage liquidity needs. For more information on short-term borrowings, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements.
Long-term Debt
Long-term debt decreased $18.9 billion primarily due to maturities and redemptions, partially offset by debt issuances and valuation adjustments. For more information on long-term debt, see Note 11 – Long-term Debt to the Consolidated Financial Statements.
Shareholders’ Equity
Shareholders’ equity increased $3.9 billion primarily due to net income and market value increases on derivatives, partially offset by returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, as well as preferred stock redemptions.
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

Bank of America 30

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
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 27, Table 6 on page 31 and Table 7 on page 32.
For information on key segment performance metrics, see Business Segment Operations on page 35.

Table 6	Selected Annual Financial Data

(In millions, except per share information)		2024	2023	2022
Income statement
Net interest income		$56,060	$56,931	$52,462
Noninterest income		45,827	41,650	42,488
Total revenue, net of interest expense		101,887	98,581	94,950
Provision for credit losses		5,821	4,394	2,543
Noninterest expense		66,812	65,845	61,438
Income before income taxes		29,254	28,342	30,969
Income tax expense		2,122	1,827	3,441
Net income		27,132	26,515	27,528
Net income applicable to common shareholders		25,503	24,866	26,015
Average common shares issued and outstanding		7,855.5	8,028.6	8,113.7
Average diluted common shares issued and outstanding		7,935.8	8,080.5	8,167.5
Performance ratios
Return on average assets (1)		0.83%	0.84%	0.88%
Return on average common shareholders’ equity (1)		9.53	9.75	10.75
Return on average tangible common shareholders’ equity (1, 2)		12.92	13.46	15.15
Return on average shareholders’ equity (1)		9.23	9.36	10.18
Return on average tangible shareholders’ equity (1, 2)		12.12	12.44	13.76
Total ending equity to total ending assets		9.06	9.17	8.95
Common equity ratio (1)		8.35	8.28	8.02
Total average equity to total average assets		8.95	8.99	8.62
Dividend payout (1)		30.67	29.65	26.77
Per common share data
Earnings		$3.25	$3.10	$3.21
Diluted earnings		3.21	3.08	3.19
Dividends paid		1.00	0.92	0.86
Book value (1)		35.79	33.34	30.61
Tangible book value (2)		26.58	24.46	21.83
Market capitalization		$334,497	$265,840	$264,853
Average balance sheet
Total loans and leases		$1,060,081	$1,046,256	$1,016,782
Total assets		3,284,228	3,153,513	3,135,894
Total deposits		1,924,106	1,887,541	1,986,158
Long-term debt		246,081	248,853	246,479
Common shareholders’ equity		267,527	254,956	241,981
Total shareholders’ equity		294,014	283,353	270,299
Asset quality
Allowance for credit losses (3)		$14,336	$14,551	$14,222
Nonperforming loans, leases and foreclosed properties (4)		6,120	5,630	3,978
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)		1.21%	1.27%	1.22%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)		222	243	333
Net charge-offs		$6,031	$3,799	$2,172
Net charge-offs as a percentage of average loans and leases outstanding (4)		0.57%	0.36%	0.21%
Capital ratios at year end (5)
Common equity tier 1 capital		11.9%	11.8%	11.2%
Tier 1 capital		13.2	13.5	13.0
Total capital		15.1	15.2	14.9
Tier 1 leverage		6.9	7.1	7.0
Supplementary leverage ratio		5.9	6.1	5.9
Tangible equity (2)		7.1	7.1	6.8
Tangible common equity (2)		6.3	6.2	5.9
(1)For definition, see Key Metrics on page 170.
(2)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 30 and Non-GAAP Reconciliations on page 85.
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
(5)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 48.

31 Bank of America

Table 7	Selected Quarterly Financial Data

	2024 Quarters				2023 Quarters
(In millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$14,359	$13,967	$13,702	$14,032	$13,946	$14,379	$14,158	$14,448
Noninterest income	10,988	11,378	11,675	11,786	8,013	10,788	11,039	11,810
Total revenue, net of interest expense	25,347	25,345	25,377	25,818	21,959	25,167	25,197	26,258
Provision for credit losses	1,452	1,542	1,508	1,319	1,104	1,234	1,125	931
Noninterest expense	16,787	16,479	16,309	17,237	17,731	15,838	16,038	16,238
Income before income taxes	7,108	7,324	7,560	7,262	3,124	8,095	8,034	9,089
Income tax expense	443	428	663	588	(20)	293	626	928
Net income	6,665	6,896	6,897	6,674	3,144	7,802	7,408	8,161
Net income applicable to common shareholders	6,399	6,380	6,582	6,142	2,838	7,270	7,102	7,656
Average common shares issued and outstanding	7,738.4	7,818.0	7,897.9	7,968.2	7,990.9	8,017.1	8,040.9	8,065.9
Average diluted common shares issued and outstanding	7,843.7	7,902.1	7,960.9	8,031.4	8,062.5	8,075.9	8,080.7	8,182.3
Performance ratios
Return on average assets (1)	0.80%	0.83%	0.85%	0.83%	0.39%	0.99%	0.94%	1.07%
Four-quarter trailing return on average assets (2)	0.83	0.72	0.76	0.78	0.84	0.98	0.96	0.92
Return on average common shareholders’ equity (1)	9.37	9.44	9.98	9.35	4.33	11.24	11.21	12.48
Return on average tangible common shareholders’ equity (3)	12.63	12.76	13.57	12.73	5.92	15.47	15.49	17.38
Return on average shareholders’ equity (1)	8.98	9.30	9.45	9.18	4.32	10.86	10.52	11.94
Return on average tangible shareholders’ equity (3)	11.78	12.20	12.42	12.07	5.71	14.41	14.00	15.98
Total ending equity to total ending assets	9.06	8.92	9.02	8.97	9.17	9.10	9.07	8.77
Common equity ratio (1)	8.35	8.18	8.21	8.10	8.28	8.20	8.16	7.88
Total average equity to total average assets	8.89	8.95	8.96	9.01	8.98	9.11	8.89	8.95
Dividend payout (1)	31.29	31.70	28.66	31.11	67.42	26.39	24.88	23.17
Per common share data
Earnings	$0.83	$0.82	$0.83	$0.77	$0.36	$0.91	$0.88	$0.95
Diluted earnings	0.82	0.81	0.83	0.76	0.35	0.90	0.88	0.94
Dividends paid	0.26	0.26	0.24	0.24	0.24	0.24	0.22	0.22
Book value (1)	35.79	35.37	34.39	33.71	33.34	32.65	32.05	31.58
Tangible book value (3)	26.58	26.25	25.37	24.79	24.46	23.79	23.23	22.78
Market capitalization	$334,497	$305,090	$309,202	$298,312	$265,840	$216,942	$228,188	$228,012
Average balance sheet
Total loans and leases	$1,081,009	$1,059,728	$1,051,472	$1,047,890	$1,050,705	$1,046,254	$1,046,608	$1,041,352
Total assets	3,318,094	3,296,171	3,274,988	3,247,159	3,213,159	3,128,466	3,175,358	3,096,058
Total deposits	1,957,950	1,920,748	1,909,925	1,907,462	1,905,011	1,876,153	1,875,353	1,893,649
Long-term debt	238,988	247,338	243,689	254,782	256,262	245,819	248,480	244,759
Common shareholders’ equity	271,641	269,001	265,290	264,114	260,221	256,578	254,028	248,855
Total shareholders’ equity	295,134	294,985	293,403	292,511	288,618	284,975	282,425	277,252
Asset quality
Allowance for credit losses (4)	$14,336	$14,351	$14,342	$14,371	$14,551	$14,640	$14,338	$13,951
Nonperforming loans, leases and foreclosed properties (5)	6,120	5,824	5,691	6,034	5,630	4,993	4,274	4,083
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.21%	1.24%	1.26%	1.26%	1.27%	1.27%	1.24%	1.20%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	222	235	242	225	243	275	314	319
Net charge-offs	$1,466	$1,534	$1,533	$1,498	$1,192	$931	$869	$807
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.54%	0.58%	0.59%	0.58%	0.45%	0.35%	0.33%	0.32%
Capital ratios at period end (6)
Common equity tier 1 capital	11.9%	11.8%	11.9%	11.9%	11.8%	11.9%	11.6%	11.4%
Tier 1 capital	13.2	13.2	13.5	13.6	13.5	13.6	13.3	13.1
Total capital	15.1	14.9	15.1	15.2	15.2	15.4	15.1	15.0
Tier 1 leverage	6.9	6.9	7.0	7.1	7.1	7.3	7.1	7.1
Supplementary leverage ratio	5.9	5.9	6.0	6.0	6.1	6.2	6.0	6.0
Tangible equity (3)	7.1	7.0	7.0	7.0	7.1	7.0	7.0	6.7
Tangible common equity (3)	6.3	6.2	6.2	6.1	6.2	6.1	6.1	5.8
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	27.1%	27.4%	28.2%	28.7%	29.0%	29.3%	28.8%	28.8%
Total loss-absorbing capacity to supplementary leverage exposure	12.0	12.2	12.5	12.8	13.0	13.3	13.0	13.1
Eligible long-term debt to risk-weighted assets	13.0	13.3	13.7	14.2	14.5	14.8	14.6	14.8
Eligible long-term debt to supplementary leverage exposure	5.8	6.0	6.0	6.3	6.5	6.7	6.6	6.7
(1)For definitions, see Key Metrics on page 170.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 30 and Non-GAAP Reconciliations on page 85.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 63 and corresponding Table 27 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 67 and corresponding Table 33.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 48.

Bank of America 32

Table 8	Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	2024			2023			2022
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$332,897	$16,806	5.05%	$324,389	$15,965	4.92%	$195,564	$2,591	1.32%
Time deposits placed and other short-term investments	10,105	459	4.54	9,704	465	4.79	9,209	132	1.44
Federal funds sold and securities borrowed or purchased under agreements to resell	310,626	19,911	6.41	291,669	18,679	6.40	292,799	4,560	1.56
Trading account assets	207,557	10,476	5.05	189,263	8,849	4.68	158,102	5,586	3.53
Debt securities	868,709	26,107	2.99	794,192	20,332	2.55	922,730	17,207	1.86
Loans and leases (2)
Residential mortgage	227,777	7,391	3.24	229,001	6,923	3.02	227,604	6,375	2.80
Home equity	25,621	1,607	6.27	25,969	1,471	5.67	27,364	959	3.50
Credit card	99,914	11,438	11.45	96,190	10,436	10.85	83,539	8,408	10.06
Direct/Indirect and other consumer	104,548	5,829	5.58	104,571	5,200	4.97	107,050	3,317	3.10
Total consumer	457,860	26,265	5.74	455,731	24,030	5.27	445,557	19,059	4.28
U.S. commercial	390,574	21,402	5.48	378,212	19,494	5.15	366,748	12,251	3.34
Non-U.S. commercial	126,596	8,749	6.91	125,486	8,023	6.39	125,222	3,702	2.96
Commercial real estate (3)	69,940	5,000	7.15	72,981	5,162	7.07	65,421	2,595	3.97
Commercial lease financing	15,111	806	5.33	13,846	646	4.67	13,834	473	3.42
Total commercial	602,221	35,957	5.97	590,525	33,325	5.64	571,225	19,021	3.33
Total loans and leases	1,060,081	62,222	5.87	1,046,256	57,355	5.48	1,016,782	38,080	3.75
Other earning assets	108,893	11,245	10.33	98,127	9,184	9.36	105,674	4,847	4.59
Total earning assets	2,898,868	147,226	5.08	2,753,600	130,829	4.75	2,700,860	73,003	2.70
Cash and due from banks	24,045			26,076			28,029
Other assets, less allowance for loan and lease losses	361,315			373,837			407,005
Total assets	$3,284,228			$3,153,513			$3,135,894
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$951,314	$20,877	2.19%	$952,736	$15,527	1.63%	$987,247	$3,145	0.32%
Time and savings deposits	350,181	13,148	3.76	254,476	7,366	2.89	166,490	818	0.49
Total U.S. interest-bearing deposits	1,301,495	34,025	2.61	1,207,212	22,893	1.90	1,153,737	3,963	0.34
Non-U.S. interest-bearing deposits	109,246	4,417	4.04	96,845	3,270	3.38	80,951	755	0.93
Total interest-bearing deposits	1,410,741	38,442	2.72	1,304,057	26,163	2.01	1,234,688	4,718	0.38
Federal funds purchased, securities loaned or sold under agreements to repurchase	367,192	23,777	6.48	301,015	20,583	6.84	214,369	4,117	1.92
Short-term borrowings and other interest-bearing liabilities	149,355	10,761	7.21	152,548	9,970	6.54	137,277	2,861	2.08
Trading account liabilities	52,371	2,191	4.18	46,083	2,043	4.43	51,208	1,538	3.00
Long-term debt	246,081	15,376	6.25	248,853	14,572	5.86	246,479	6,869	2.79
Total interest-bearing liabilities	2,225,740	90,547	4.07	2,052,556	73,331	3.57	1,884,021	20,103	1.07
Noninterest-bearing sources
Noninterest-bearing deposits	513,365			583,484			751,470
Other liabilities (4)	251,109			234,120			230,104
Shareholders’ equity	294,014			283,353			270,299
Total liabilities and shareholders’ equity	$3,284,228			$3,153,513			$3,135,894
Net interest spread			1.01%			1.18%			1.63%
Impact of noninterest-bearing sources			0.94			0.90			0.33
Net interest income/yield on earning assets (5)		$56,679	1.95%		$57,498	2.08%		$52,900	1.96%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 78.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $63.8 billion, $67.2 billion and $61.1 billion, and non-U.S. commercial real estate loans of $6.1 billion, $5.8 billion and $4.3 billion for 2024, 2023 and 2022, respectively.
(4)Includes $48.4 billion, $40.2 billion and $30.7 billion of structured notes and liabilities for 2024, 2023 and 2022, respectively.
(5)Net interest income includes FTE adjustments of $619 million, $567 million and $438 million in 2024, 2023 and 2022, respectively.

33 Bank of America

Table 9	Analysis of Changes in Net Interest Income - FTE Basis

	Due to Change in (1)		Net Change	Due to Change in (1)		Net Change
	Volume	Rate		Volume	Rate
(Dollars in millions)	From 2023 to 2024			From 2022 to 2023
Increase (decrease) in interest income
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$414	$427	$841	$1,691	$11,683	$13,374
Time deposits placed and other short-term investments	19	(25)	(6)	8	325	333
Federal funds sold and securities borrowed or purchased under agreements to resell	1,201	31	1,232	(10)	14,129	14,119
Trading account assets	865	762	1,627	1,095	2,168	3,263
Debt securities	1,820	3,955	5,775	(2,435)	5,560	3,125
Loans and leases
Residential mortgage	(44)	512	468	37	511	548
Home equity	(18)	154	136	(50)	562	512
Credit card	405	597	1,002	1,269	759	2,028
Direct/Indirect and other consumer	(4)	633	629	(75)	1,958	1,883
Total consumer			2,235			4,971
U.S. commercial	621	1,287	1,908	381	6,862	7,243
Non-U.S. commercial	66	660	726	12	4,309	4,321
Commercial real estate	(217)	55	(162)	302	2,265	2,567
Commercial lease financing	60	100	160	1	172	173
Total commercial			2,632			14,304
Total loans and leases			4,867			19,275
Other earning assets	1,008	1,053	2,061	(343)	4,680	4,337
Net increase in interest income			$16,397			$57,826
Increase (decrease) in interest expense
U.S. interest-bearing deposits
Demand and money market deposit accounts	$(21)	$5,371	$5,350	$(96)	$12,478	$12,382
Time and savings deposits	2,754	3,028	5,782	429	6,119	6,548
Total U.S. interest-bearing deposits			11,132			18,930
Non-U.S. interest-bearing deposits	423	724	1,147	146	2,369	2,515
Total interest-bearing deposits			12,279			21,445
Federal funds purchased, securities loaned or sold under agreements to repurchase	4,533	(1,339)	3,194	1,662	14,804	16,466
Short-term borrowings and other interest bearing liabilities	(202)	993	791	312	6,797	7,109
Trading account liabilities	277	(129)	148	(156)	661	505
Long-term debt	(152)	956	804	74	7,629	7,703
Net increase in interest expense			17,216			53,228
Net increase (decrease) in net interest income (2)			$(819)			$4,598
(1)The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance is allocated between the rate and volume variances.
(2)Includes an increase in FTE basis adjustments of $52 million from 2023 to 2024 and $129 million from 2022 to 2023.

Bank of America 34

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
Liquidating Businesses
Equity Investments
Corporate Activities and Residual Expense Allocations
Accounting Reclassifications and Eliminations

We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. Our internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 45. The capital allocated to the business segments is referred to as allocated capital. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For more information, including the definition of a reporting unit, see Note 7 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

For more information on our presentation of financial information on an FTE basis, see Supplemental Financial Data on page 30, and for reconciliations to consolidated total revenue, net income and year-end total assets, see Note 23 – Business Segment Information to the Consolidated Financial Statements.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators that management uses when evaluating segment results. We believe they are useful to investors because they provide additional information about our segments’ operational performance, client trends and business growth.

35 Bank of America

Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2024	2023	2024	2023	2024	2023	% Change
Net interest income	$21,217	$22,545	$11,861	$11,144	$33,078	$33,689	(2)%
Noninterest income:
Card income	(41)	(40)	5,473	5,304	5,432	5,264	3
Service charges	2,443	2,314	2	3	2,445	2,317	6
All other income	410	607	71	154	481	761	(37)
Total noninterest income	2,812	2,881	5,546	5,461	8,358	8,342	—
Total revenue, net of interest expense	24,029	25,426	17,407	16,605	41,436	42,031	(1)

Provision for credit losses	303	491	4,684	4,667	4,987	5,158	(3)
Noninterest expense	13,707	13,358	8,397	8,058	22,104	21,416	3
Income before income taxes	10,019	11,577	4,326	3,880	14,345	15,457	(7)
Income tax expense	2,504	2,894	1,082	970	3,586	3,864	(7)
Net income	$7,515	$8,683	$3,244	$2,910	$10,759	$11,593	(7)

Effective tax rate (1)					25.0%	25.0%

Net interest yield	2.25%	2.28%	3.83%	3.66%	3.34%	3.26%
Return on average allocated capital	55	63	11	10	25	28
Efficiency ratio	57.04	52.54	48.24	48.52	53.35	50.95

Balance Sheet

Average
Total loans and leases	$4,342	$4,129	$309,450	$304,561	$313,792	$308,690	2%
Total earning assets (2)	943,170	989,000	309,624	304,838	988,950	1,032,525	(4)
Total assets (2)	975,704	1,022,361	314,450	310,805	1,026,310	1,071,853	(4)
Total deposits	940,662	987,675	4,887	5,075	945,549	992,750	(5)
Allocated capital	13,700	13,700	29,550	28,300	43,250	42,000	3

Year End
Total loans and leases	$4,510	$4,218	$314,244	$310,901	$318,754	$315,119	1%
Total earning assets (2)	949,523	965,088	314,527	311,008	995,369	1,009,360	(1)
Total assets (2)	983,518	999,372	319,533	317,194	1,034,370	1,049,830	(1)
Total deposits	947,837	964,136	4,474	5,436	952,311	969,572	(2)
(1)    Estimated at the segment level only.
(2) In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.
Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Deposits and Consumer Lending include the net impact of migrating customers and their related deposit, brokerage asset and loan balances between Deposits, Consumer Lending and GWIM, as well as other client-managed businesses. Our customers and clients have access to a coast-to-coast network including financial centers in 39 states and the District of Columbia. As of December 31, 2024, our network includes approximately 3,700 financial centers, approximately 15,000 ATMs, nationwide call centers and leading digital banking platforms with approximately 48 million active users, including approximately 40 million active mobile users.
Consumer Banking Results
Net income for Consumer Banking decreased $834 million to $10.8 billion primarily due to higher noninterest expense and lower revenue, partially offset by lower provision for credit losses. Net interest income decreased $611 million to $33.1 billion primarily driven by lower deposit balances, partially offset by higher loan balances. Noninterest income increased $16 million to $8.4 billion, relatively unchanged from the same period a year ago.
The provision for credit losses decreased $171 million to $5.0 billion primarily driven by lower overdraft losses from fraud activity. Noninterest expense increased $688 million to $22.1 billion primarily driven by investments in the business, including operations, technology and people.
The return on average allocated capital was 25 percent, down from 28 percent, due to an increase in allocated capital and lower net income. For information on capital allocated to the business segments, see Business Segment Operations on page 35.
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
Net income for Deposits decreased $1.2 billion to $7.5 billion primarily due to lower revenue and higher noninterest

Bank of America 36

expense, partially offset by lower provision for credit losses. Net interest income decreased $1.3 billion to $21.2 billion primarily driven by lower deposit balances. Noninterest income was $2.8 billion, relatively unchanged from the same period a year ago.
The provision for credit losses decreased $188 million to $303 million primarily driven by lower overdraft losses from fraud activity. Noninterest expense increased $349 million to $13.7 billion primarily driven by investments in the business, including people, technology and operations.
Average deposits decreased $47.0 billion to $940.7 billion primarily due to net outflows of $54.6 billion in money market savings and $20.6 billion in checking, partially offset by growth in time deposits of $37.2 billion.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/mobile trends.

Key Statistics – Deposits

	2024	2023
Total deposit spreads (excludes noninterest costs) (1)	2.77%	2.70%

Year end
Consumer investment assets (in millions) (2)	$517,835	$424,410
Active digital banking users (in thousands) (3)	48,150	46,265
Active mobile banking users (in thousands) (4)	39,958	37,927
Financial centers	3,700	3,845
ATMs	14,893	15,168
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances, Bank of America, N.A. brokered CDs and AUM in Consumer Banking.
(3)Represents mobile and/or online active users over the past 90 days.
(4)Represents mobile active users over the past 90 days.
Consumer investment assets increased $93.4 billion to $517.8 billion driven by market performance and positive net client flows. Active mobile banking users increased approximately two million, reflecting client growth and continuing changes in our clients’ banking preferences. We had a net decrease of 145 financial centers and 275 ATMs as we continued to optimize our consumer banking network.
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

Net income for Consumer Lending increased $334 million to $3.2 billion primarily driven by higher revenue, partially offset by higher noninterest expense. Net interest income increased $717 million to $11.9 billion primarily due to the impact of higher loan balances. Noninterest income increased $85 million to $5.5 billion, primarily driven by higher card income.
The provision for credit losses was $4.7 billion, relatively unchanged from the same period a year ago. Noninterest expense increased $339 million to $8.4 billion primarily driven by investments in the business, including operations, technology and people.
Average loans increased $4.9 billion to $309.5 billion primarily driven by increases in credit card, small business and consumer vehicle loans.
The following table provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

Key Statistics – Consumer Lending

(Dollars in millions)	2024	2023
Total credit card (1)
Gross interest yield (2)	12.30%	11.88%
Risk-adjusted margin (3)	6.98	7.83
New accounts (in thousands)	3,820	4,275
Purchase volumes	$368,861	$363,117
Debit card purchase volumes	$557,000	$527,074
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
Total risk-adjusted margin decreased 85 bps primarily driven by higher net credit losses, partially offset by higher net interest margin and higher net fee income. Total credit card purchase volumes increased $5.7 billion to $368.9 billion, and debit card purchase volumes increased $29.9 billion to $557.0 billion, reflecting higher levels of consumer spending.

Key Statistics – Loan Production (1)

(Dollars in millions)	2024	2023
Consumer Banking:
First mortgage	$10,252	$9,145
Home equity	7,450	8,328
Total (2):
First mortgage	$21,104	$19,405
Home equity	8,884	9,814
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking and the total Corporation increased $1.1 billion and $1.7 billion primarily driven by higher demand.
Home equity production in Consumer Banking and the total Corporation decreased $878 million and $930 million primarily driven by lower demand.

37 Bank of America

Global Wealth & Investment Management

(Dollars in millions)	2024	2023	% Change
Net interest income	$6,969	$7,147	(2)%
Noninterest income:
Investment and brokerage services	15,238	13,213	15
All other income	722	745	(3)
Total noninterest income	15,960	13,958	14
Total revenue, net of interest expense	22,929	21,105	9

Provision for credit losses	4	6	(33)
Noninterest expense	17,241	15,836	9
Income before income taxes	5,684	5,263	8
Income tax expense	1,421	1,316	8
Net income	$4,263	$3,947	8

Effective tax rate	25.0%	25.0%

Net interest yield	2.20	2.17
Return on average allocated capital	23	21
Efficiency ratio	75.19	75.04

Balance Sheet

Average
Total loans and leases	$223,899	$219,503	2%
Total earning assets	317,283	329,493	(4)
Total assets	331,014	342,531	(3)
Total deposits	287,491	298,335	(4)
Allocated capital	18,500	18,500	—

Year end
Total loans and leases	$231,981	$219,657	6%
Total earning assets	323,496	330,653	(2)
Total assets	338,367	344,626	(2)
Total deposits	292,278	299,657	(2)
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
Net income for GWIM increased $316 million to $4.3 billion primarily due to higher revenue, partially offset by higher noninterest expense. The operating margin was 25 percent, unchanged from the same period a year ago.
Net interest income decreased $178 million to $7.0 billion primarily driven by lower average deposit balances.
Noninterest income, which primarily includes investment and brokerage services income, increased $2.0 billion to $16.0 billion. The increase was primarily driven by higher asset management fees due to higher average equity market valuations and positive AUM flows, as well as higher brokerage fees due to increased transactional volume, partially offset by the impact of lower AUM pricing.
Noninterest expense increased $1.4 billion to $17.2 billion primarily due to higher revenue-related incentives.
The return on average allocated capital was 23 percent, up from 21 percent, due to higher net income. For information on capital allocated to the business segments, see Business Segment Operations on page 35.
Average loans increased $4.4 billion to $223.9 billion, primarily driven by custom lending and residential mortgage loans. Average deposits decreased $10.8 billion to $287.5 billion primarily driven by clients moving deposits to higher yielding investment cash alternatives, including offerings on our investment and brokerage platforms.
Merrill Wealth Management revenue of $19.1 billion increased nine percent primarily driven by higher asset management fees due to the impact of higher average equity market valuations and positive AUM flows, as well as higher brokerage fees due to increased transactional volume.
Bank of America Private Bank revenue of $3.9 billion increased six percent primarily driven by higher asset management fees due to the impact of higher average equity market valuations and client flows.

Bank of America 38

Key Indicators and Metrics

(Dollars in millions)	2024	2023
Revenue by Business
Merrill Wealth Management	$19,066	$17,461
Bank of America Private Bank	3,863	3,644
Total revenue, net of interest expense	$22,929	$21,105

Client Balances by Business, at year end
Merrill Wealth Management	$3,578,513	$3,182,735
Bank of America Private Bank	673,593	606,639
Total client balances	$4,252,106	$3,789,374

Client Balances by Type, at year end
Assets under management	$1,882,211	$1,617,740
Brokerage and other assets	1,888,334	1,688,923
Deposits	292,278	299,657
Loans and leases (1)	234,208	222,287
Less: Managed deposits in assets under management	(44,925)	(39,233)
Total client balances	$4,252,106	$3,789,374

Assets Under Management Rollforward
Assets under management, beginning of year	$1,617,740	$1,401,474
Net client flows	79,227	52,227
Market valuation/other	185,244	164,039
Total assets under management, end of year	$1,882,211	$1,617,740
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
Client balances increased $462.7 billion, or 12 percent, to $4.3 trillion at December 31, 2024 compared to December 31, 2023. The increase in client balances was primarily due to the impact of higher market valuations and positive net client flows.

39 Bank of America

Global Banking

(Dollars in millions)	2024	2023	% Change
Net interest income	$13,235	$14,645	(10)%
Noninterest income:
Service charges	3,135	2,952	6
Investment banking fees	3,453	2,819	22
All other income	4,135	4,380	(6)
Total noninterest income	10,723	10,151	6
Total revenue, net of interest expense	23,958	24,796	(3)

Provision for credit losses	883	(586)	n/m
Noninterest expense	11,853	11,344	4
Income before income taxes	11,222	14,038	(20)
Income tax expense	3,086	3,790	(19)
Net income	$8,136	$10,248	(21)

Effective tax rate	27.5%	27.0%

Net interest yield	2.30	2.73
Return on average allocated capital	17	21
Efficiency ratio	49.47	45.75

Balance Sheet

Average
Total loans and leases	$373,227	$378,762	(1)%
Total earning assets	575,594	535,500	7
Total assets	643,614	602,579	7
Total deposits	545,769	505,627	8
Allocated capital	49,250	49,250	—

Year end
Total loans and leases	$379,473	$373,891	1%
Total earning assets	603,481	552,453	9
Total assets	670,905	621,751	8
Total deposits	578,159	527,060	10
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
Net income for Global Banking decreased $2.1 billion to $8.1 billion driven by higher provision for credit losses, lower revenue and higher noninterest expense.
Net interest income decreased $1.4 billion to $13.2 billion primarily due to higher deposit costs and lower average loan balances, partially offset by the benefit of higher average deposit balances.
Noninterest income increased $572 million to $10.7 billion due to higher investment banking fees and treasury service charges, partially offset by lower leasing-related revenue.
The provision for credit losses increased $1.5 billion to $883 million primarily driven by the commercial real estate office portfolio compared to a benefit in the prior year due to certain improved macroeconomic conditions.
Noninterest expense increased $509 million to $11.9 billion primarily due to continued investments in the business, including people, technology and operations.
The return on average allocated capital was 17 percent, down from 21 percent, due to lower net income. For information on capital allocated to the business segments, see Business Segment Operations on page 35.

Bank of America 40

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

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Revenue
Business Lending	$4,463	$4,928	$5,027	$5,016	$231	$253	$9,721	$10,197
Global Transaction Services	5,125	5,746	3,906	4,139	1,474	1,531	10,505	11,416
Total revenue, net of interest expense	$9,588	$10,674	$8,933	$9,155	$1,705	$1,784	$20,226	$21,613

Balance Sheet

Average
Total loans and leases	$164,179	$171,554	$196,650	$194,725	$12,272	$12,285	$373,101	$378,564
Total deposits	300,154	272,964	193,533	181,905	52,081	50,759	545,768	505,628

Year end
Total loans and leases	$173,013	$167,055	$194,529	$194,565	$11,791	$12,129	$379,333	$373,749
Total deposits	316,214	289,961	209,792	188,141	52,152	48,951	578,158	527,053
Business lending revenue decreased $476 million in 2024 compared to 2023 primarily driven by lower net interest income and lower leasing-related revenue, partially offset by higher tax credit activity in affordable housing.
Global Transaction Services revenue decreased $911 million in 2024 compared to 2023 primarily driven by higher deposit costs, partially offset by the benefit of higher average deposit balances and treasury service charges.
Average loans and leases of $373.1 billion decreased one percent in 2024 compared to 2023 due to lower client demand. Average deposits of $545.8 billion increased eight percent in 2024 compared to 2023 due to growth in both domestic and international balances.
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

Investment Banking Fees

	Global Banking		Total Corporation
(Dollars in millions)	2024	2023	2024	2023
Products
Advisory	$1,504	$1,392	$1,690	$1,575
Debt issuance	1,398	1,073	3,310	2,403
Equity issuance	551	354	1,354	886
Gross investment banking fees	3,453	2,819	6,354	4,864
Self-led deals	(32)	(43)	(168)	(156)
Total investment banking fees	$3,421	$2,776	$6,186	$4,708
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, increased 31 percent to $6.2 billion compared to the same period in 2023 primarily due to higher debt and equity issuance fees and higher advisory fees.

41 Bank of America

Global Markets

(Dollars in millions)	2024	2023	% Change
Net interest income	$3,375	$1,678	101%
Noninterest income:
Investment and brokerage services	2,128	1,993	7
Investment banking fees	2,655	1,874	42
Market making and similar activities	12,778	13,430	(5)
All other income	876	552	59
Total noninterest income	18,437	17,849	3
Total revenue, net of interest expense	21,812	19,527	12

Provision for credit losses	(32)	(131)	n/m
Noninterest expense	13,926	13,206	5
Income before income taxes	7,918	6,452	23
Income tax expense	2,296	1,774	29
Net income	$5,622	$4,678	20

Effective tax rate	29.0%	27.5%

Return on average allocated capital	12	10
Efficiency ratio	63.84	67.63

Balance Sheet
Average
Trading-related assets:
Trading account securities	$324,065	$318,443	2%
Reverse repurchases	137,052	133,735	2
Securities borrowed	135,108	121,547	11
Derivative assets	37,795	44,303	(15)
Total trading-related assets	634,020	618,028	3
Total loans and leases	140,557	129,657	8
Total earning assets	710,604	652,352	9
Total assets	911,718	869,756	5
Total deposits	34,120	33,278	3
Allocated capital	45,500	45,500	—

Year end
Total trading-related assets	$580,557	$542,544	7%
Total loans and leases	157,450	136,223	16
Total earning assets	687,678	637,955	8
Total assets	876,605	817,588	7
Total deposits	38,848	34,833	12
n/m = not meaningful
Global Markets offers sales and trading services and research services to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, MBS, commodities and asset-backed securities. The economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking under an internal revenue-sharing arrangement. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For information on investment banking fees on a consolidated basis, see page 41.
The following explanations for year-over-year changes in results for Global Markets, including those disclosed under Sales and Trading Revenue, are the same for amounts including and excluding net DVA. Amounts excluding net DVA are a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 30.
Net income for Global Markets increased $944 million to $5.6 billion. Net DVA losses were $113 million compared to losses of $236 million in 2023. Excluding net DVA, net income increased $851 million to $5.7 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $2.3 billion to $21.8 billion primarily due to higher sales and trading revenue and investment banking fees. Sales and trading revenue increased $1.4 billion, and excluding net DVA, increased $1.3 billion. These increases were driven by higher revenue in both Equities and FICC. Noninterest expense increased $720 million to $13.9 billion, primarily driven by revenue-related expenses and continued investments in the business, including technology.
Average total assets increased $42.0 billion to $911.7 billion, driven by higher levels of inventory, loan growth and increased financing activity. Year-end total assets increased

Bank of America 42

$59.0 billion to $876.6 billion driven by the same factors as average assets.
The return on average allocated capital was 12 percent, up from 10 percent, reflecting higher net income. For information on capital allocated to the business segments, see Business Segment Operations on page 35.
Sales and Trading Revenue
Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets that are included in market making and similar activities, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed-income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial MBS, residential mortgage-backed securities, collateralized loan obligations, interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The following table and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion also present sales and trading revenue, excluding net DVA, which is a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 30.

Sales and Trading Revenue (1, 2, 3)

(Dollars in millions)	2024	2023
Sales and trading revenue (2)
Fixed-income, currencies and commodities	$11,371	$10,896
Equities	7,436	6,480
Total sales and trading revenue	$18,807	$17,376

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$11,468	$11,122
Equities	7,452	6,490
Total sales and trading revenue, excluding net DVA	$18,920	$17,612
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $890 million and $546 million for 2024 and 2023.
(3)Includes Global Banking sales and trading revenue of $677 million and $654 million for 2024 and 2023.
(4)FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $97 million and $226 million for 2024 and 2023. Equities net DVA losses were $16 million and $10 million for 2024 and 2023.
Including and excluding net DVA, FICC revenue increased $475 million and $346 million driven by improved trading performance in mortgages. Including and excluding net DVA, Equities revenue increased $956 million and $962 million driven by increased client activity and improved trading performance in cash and derivatives.

43 Bank of America

All Other

(Dollars in millions)	2024	2023	% Change
Net interest income	$22	$339	(94)%
Noninterest income (loss)	(7,651)	(8,650)	(12)
Total revenue, net of interest expense	(7,629)	(8,311)	(8)

Provision for credit losses	(21)	(53)	(60)
Noninterest expense	1,688	4,043	(58)
Loss before income taxes	(9,296)	(12,301)	(24)
Income tax benefit	(7,648)	(8,350)	(8)
Net loss	$(1,648)	$(3,951)	(58)

Balance Sheet

Average
Total loans and leases	$8,606	$9,644	(11)%
Total assets (1)	371,572	266,794	39
Total deposits	111,177	57,551	93

Year end
Total loans and leases	$8,177	$8,842	(8)%
Total assets (1)	341,272	346,356	(1)
Total deposits	103,871	92,705	12

(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $954.6 billion and $975.9 billion for 2024 and 2023 and year-end allocated assets were $978.4 billion and $972.9 billion at December 31, 2024 and 2023.
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
The net loss in All Other decreased $2.3 billion to $1.6 billion primarily due to lower noninterest expense and higher revenue.
Noninterest income increased $999 million primarily due to the net $1.6 billion charge recorded in the prior year due to the announcement of BSBY’s cessation, partially offset by a charge related to Visa’s increase in its litigation escrow account and certain negative valuation adjustments.
Noninterest expense decreased $2.4 billion to $1.7 billion primarily due to the $2.1 billion accrual recorded in the prior year for the FDIC special assessment resulting from the closure of Silicon Valley Bank and Signature Bank, and lower expenses related to a liquidating business activity.
The income tax benefit was $7.6 billion in 2024 compared to $8.4 billion in 2023. The decrease in the income tax benefit was primarily due to the benefits recorded against pretax charges in 2023 for the FDIC special assessment and the impact of BSBY’s cessation.

Bank of America 44

Managing Risk
Risk is inherent in all our business activities. Sound risk management enables us to serve our customers and deliver for our shareholders. If not managed well, risk can result in financial loss, regulatory sanctions and penalties, litigation, and damage to our reputation, each of which may adversely impact our ability to execute our business strategies. We take a comprehensive approach to risk management with a defined Risk Framework and an articulated Risk Appetite Statement, which are approved annually by the Board’s Enterprise Risk Committee (ERC) and the Board.
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
●    Liquidity risk is the risk of the inability to meet expected or unexpected cash flow and collateral needs while continuing to support our businesses and customers under a range of economic conditions.
●    Compliance risk is the risk of legal action or regulatory sanctions, material financial loss or damage to the reputation of the Corporation arising from the failure of the Corporation to comply with the requirements of applicable laws, rules and regulations (LRRs) and our internal policies and procedures.
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
Executive management assesses, with Board oversight, the risk-adjusted returns of each business. Management reviews and approves the strategic and financial operating plans, as well as the capital plan and Risk Appetite Statement, and recommends them annually to the Board for approval. Our strategic plan takes into consideration return objectives and financial resources, which must align with risk capacity and risk appetite. Management sets financial objectives for each business by allocating capital and setting a target for return on capital for each business. Capital allocations are regularly evaluated as part of our overall governance processes as the businesses and the economic environment in which we operate continue to evolve. For more information regarding capital allocations, see Business Segment Operations on page 35.
The Corporation’s risk appetite indicates the amount of capital, earnings or liquidity we are willing to put at risk to achieve our strategic objectives and business plans, consistent with applicable regulatory requirements. It also provides a common framework that includes a set of measures to assist senior management and the Board in assessing the Corporation’s risk profile across all risk types against our risk appetite and risk capacity. Our risk appetite is formally articulated in the Risk Appetite Statement, which includes both qualitative statements and quantitative limits.
Our overall capacity to take risk is limited. Accordingly, we prioritize the risks we take in order to maintain a strong and flexible financial position so we can weather challenging economic times and take advantage of organic growth opportunities while complying with all applicable regulatory requirements. Therefore, we set objectives and targets for capital and liquidity that permit us to continue to operate in a safe and sound manner at all times, including during periods of stress. We also maintain strong operational risk management and operational resiliency capabilities so we can meet the expectations of our customers and clients through a range of operating conditions.
Our lines of business operate with risk limits that align with the Corporation’s risk appetite. Management is responsible for tracking and reporting performance measurements as well as any breaches or exceptions to risk appetite limits. The Board, and its committees when appropriate, oversee financial performance, execution of the strategic and financial operating plans, adherence to risk appetite limits and the adequacy of internal controls.
For a more detailed discussion of our risk management activities, see the discussion below and pages 48 through 82.
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

45 Bank of America

Board of Directors and Board Committees
The Board is composed of 14 directors, all but one of whom are independent. The Board authorizes management to maintain an effective Risk Framework and oversees compliance with safe and sound banking practices. In addition, the Board or its committees conduct inquiries of, and receive reports from senior management on, risk-related matters to assess scope or resource limitations that could impede the ability of Global Risk Management (GRM) and/or Corporate Audit to execute its responsibilities. The Board committees discussed below have the principal responsibility for enterprise-wide oversight of our risk management activities. Through these activities, the Board and applicable committees are provided with information on our risk profile and oversee senior management addressing key risks we face. Other Board committees, as described below, provide additional oversight of specific risks.
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
Enterprise Risk Committee
The ERC oversees the Corporation’s Risk Framework, risk appetite and senior management’s responsibilities for the identification, measurement, monitoring and control of key risks facing the Corporation. The ERC may consult with other Board committees on risk-related matters such as the Audit Committee for compliance risks.
Other Board Committees
Our Corporate Governance, ESG, and Sustainability Committee oversees corporate governance matters, including periodically reviewing and making recommendations to the Board on Board succession planning and composition matters, conducting an annual review of the Board’s performance and leading itself and the Board’s other committees in an annual assessment of their performance. The committee also oversees sustainability matters (other than human capital matters), including the Corporation’s public policy engagement, sustainability initiatives, charitable contributions, and community reinvestment activities and performance.
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

Bank of America 46

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
Front Line Units and Control Functions
FLUs, which include the business segments and underlying businesses, as well as the organizations that support technology and operations for the Corporation, are responsible for appropriately assessing and effectively managing all of the risks associated with their activities. Control functions provide guidance and subject matter expertise on day-to-day activities affecting the Corporation, as well as by overseeing and managing risks that emanate from their own respective activities.
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

47 Bank of America

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
Strategic Risk Management
Strategic risk is embedded in every business and is one of the major risk categories along with credit, market, liquidity, compliance, operational and reputational risks. This risk results from incorrect assumptions about external or internal factors, inappropriate business plans, ineffective business strategy execution, or failure to respond in a timely manner to changes in the regulatory, macroeconomic or competitive environments in the geographic locations in which we operate, such as competitor actions, changing customer preferences, product obsolescence and technology developments, including rapid advances in artificial intelligence (AI), such as machine learning and generative AI.
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
We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. For more information, see Business Segment Operations on page 35.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing capital planning and the stress capital buffer (SCB) requirement, which include supervisory stress testing by the Federal Reserve. Based on 2024 Comprehensive Capital Analysis and Review (CCAR) stress test results, our SCB is 3.2 percent effective from October 1, 2024 through September 30, 2025.

Bank of America 48

On July 24, 2024, the Board authorized a $25 billion common stock repurchase program, effective August 1, 2024, which replaced the Corporation’s previous program that was initially authorized by the Board in 2021, modified in 2023 and expired on August 1, 2024.
Pursuant to Board authorizations, during 2024 we repurchased $13.1 billion of common stock. For more information, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities on page 24.
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
The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and RWA under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of December 31, 2024, the Common equity tier 1 (CET1) capital, Tier 1 capital and Total capital ratios under the Standardized approach were the binding ratios.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely of CET1 capital. For the period from January 1, 2024 through September 30, 2024, the Corporation's minimum CET1 capital ratio requirements were 10.0 percent under both the Standardized approach and the Advanced approaches. Effective October 1, 2024, the Corporation’s minimum CET1 requirements were 10.7 percent under the Standardized approach and 10.0 percent under the Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach by, among other factors, including a measure of the Corporation’s reliance on short-term wholesale funding. The Corporation’s G-SIB surcharge, which is higher under Method 2, is expected to increase to 3.5 percent from 3.0 percent on January 1, 2027, unless its surcharge calculated as of December 31, 2025 is lower than 3.5 percent. At December 31, 2024, the Corporation’s CET1 capital ratio of 11.9 percent under the Standardized approach exceeded its CET1 capital ratio requirement.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. At December 31, 2024, our insured depository institution subsidiaries exceeded their requirement to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework. The numerator of the SLR is quarter-end Basel 3 Tier 1 capital. The denominator is total leverage exposure based on the daily average of the sum of on-balance sheet exposures less permitted deductions and the simple average of certain off-balance sheet exposures, as of the end of each month in a quarter.
Capital Composition and Ratios
Table 10 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2024 and 2023. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

49 Bank of America

Table 10	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	December 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$201,083	$201,083
Tier 1 capital	223,458	223,458
Total capital (3)	255,363	244,809
Risk-weighted assets (in billions)	1,696	1,490
Common equity tier 1 capital ratio	11.9%	13.5%	10.7%
Tier 1 capital ratio	13.2	15.0	12.2
Total capital ratio	15.1	16.4	14.2

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,240	$3,240
Tier 1 leverage ratio	6.9%	6.9%	4.0

Supplementary leverage exposure (in billions)		$3,818
Supplementary leverage ratio		5.9%	5.0

	December 31, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$194,928	$194,928
Tier 1 capital	223,323	223,323
Total capital (3)	251,399	241,449
Risk-weighted assets (in billions)	1,651	1,459
Common equity tier 1 capital ratio	11.8%	13.4%	9.5%
Tier 1 capital ratio	13.5	15.3	11.0
Total capital ratio	15.2	16.6	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,135	$3,135
Tier 1 leverage ratio	7.1%	7.1%	4.0

Supplementary leverage exposure (in billions)		$3,676
Supplementary leverage ratio		6.1%	5.0
(1)Capital ratios as of December 31, 2024 and 2023 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard on January 1, 2020.
(2)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 3.0 percent at December 31, 2024 and 2.5 percent at December 31, 2023, and SCB (under the Standardized approach) of 3.2 percent at December 31, 2024 and 2.5 percent at December 31, 2023. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At December 31, 2024, CET1 capital was $201.1 billion, an increase of $6.2 billion from December 31, 2023, primarily due to earnings, partially offset by capital distributions. Tier 1 capital increased $135 million primarily driven by the increase in CET1 capital, partially offset by preferred stock redemptions. Total capital under the Standardized approach increased $4.0 billion primarily due to an increase in subordinated debt, adjusted allowance for credit losses included in Tier 2 capital, and the increase in Tier 1 capital. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at December 31, 2024, increased $44.5 billion during 2024 to $1,696 billion primarily driven by client activity in Global Markets and lending activity in GWIM, Global Banking and Consumer Banking. Supplementary leverage exposure at December 31, 2024 increased $142.0 billion primarily driven by increased activity in Global Markets and ALM activities in All Other.

Bank of America 50

Table 11 shows the capital composition at December 31, 2024 and 2023.

Table 11	Capital Composition under Basel 3

		December 31
(Dollars in millions)		2024	2023
Total common shareholders’ equity		$272,400	$263,249
CECL transitional amount (1)		627	1,254
Goodwill, net of related deferred tax liabilities		(68,649)	(68,648)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(8,097)	(7,912)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,440)	(1,496)
Defined benefit pension plan net assets		(786)	(764)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,491	1,342
Accumulated net (gain) loss on certain cash flow hedges (2)		5,629	8,025
Other		(92)	(122)
Common equity tier 1 capital		201,083	194,928
Qualifying preferred stock, net of issuance cost		22,391	28,396
Other		(16)	(1)
Tier 1 capital		223,458	223,323
Tier 2 capital instruments		18,592	15,340
Qualifying allowance for credit losses (3)		13,558	12,920
Other		(245)	(184)
Total capital under the Standardized approach		255,363	251,399
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(10,554)	(9,950)
Total capital under the Advanced approaches		$244,809	$241,449
(1)December 31, 2024 and 2023 include 25 percent and 50 percent of the CECL transition provision’s impact as of December 31, 2021.
(2)Includes amounts in accumulated other comprehensive income (OCI) related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)Includes the impact of transition provisions related to the CECL accounting standard.
Table 12 shows the components of RWA as measured under Basel 3 at December 31, 2024 and 2023.

Table 12	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
		December 31
(Dollars in billions)		2024		2023
Credit risk		$1,623	$1,015	$1,580	$983
Market risk		73	73	71	71
Operational risk		n/a	359	n/a	361
Risks related to credit valuation adjustments		n/a	43	n/a	44
Total risk-weighted assets		$1,696	$1,490	$1,651	$1,459
n/a = not applicable

51 Bank of America

Bank of America, N.A. Regulatory Capital
Table 13 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2024 and 2023. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 13	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	December 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$194,341	$194,341
Tier 1 capital	194,341	194,341
Total capital (3)	209,256	198,923
Risk-weighted assets (in billions)	1,444	1,151
Common equity tier 1 capital ratio	13.5%	16.9%	7.0%
Tier 1 capital ratio	13.5	16.9	8.5
Total capital ratio	14.5	17.3	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,546	$2,546
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$3,015
Supplementary leverage ratio		6.4%	6.0

	December 31, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$187,621	$187,621
Tier 1 capital	187,621	187,621
Total capital (3)	201,932	192,175
Risk-weighted assets (in billions)	1,395	1,114
Common equity tier 1 capital ratio	13.5%	16.8%	7.0%
Tier 1 capital ratio	13.5	16.8	8.5
Total capital ratio	14.5	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,471	$2,471
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,910
Supplementary leverage ratio		6.4%	6.0
(1)Capital ratios as of December 31, 2024 and 2023 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)Risk-based capital regulatory minimums at both December 31, 2024 and 2023 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. Table 14 presents the Corporation's TLAC and long-term debt ratios and related information as of December 31, 2024 and 2023.

Bank of America 52

Table 14	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	December 31, 2024
Total eligible balance	$459,857		$220,666
Percentage of risk-weighted assets (4)	27.1%	22.0%	13.0%	9.0%
Percentage of supplementary leverage exposure	12.0	9.5	5.8	4.5

	December 31, 2023
Total eligible balance	$479,156		$239,892
Percentage of risk-weighted assets (4)	29.0%	22.0%	14.5%	8.5%
Percentage of supplementary leverage exposure	13.0	9.5	6.5	4.5
(1)As of December 31, 2024 and 2023, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
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
(3)The long-term debt RWA regulatory minimum is comprised of 6.0 percent plus the Corporation’s G-SIB surcharge of 3.0 percent at December 31, 2024 and 2.5 percent at December 31, 2023. The long-term debt leverage exposure regulatory minimum is 4.5 percent. Effective January 1, 2024, the Corporation’s G-SIB surcharge, which is higher under Method 2, increased 50 bps, resulting in an increase in our long-term debt RWA regulatory minimum requirement to 9.0 percent from 8.5 percent.
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of December 31, 2024 and 2023.
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At December 31, 2024, BofAS had tentative net capital of $23.6 billion. BofAS also had regulatory net capital of $21.0 billion, which exceeded the minimum requirement of $4.5 billion.
MLPF&S provides retail services. At December 31, 2024, MLPF&S' regulatory net capital was $7.2 billion, which exceeded the minimum requirement of $155 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At December 31, 2024, MLI’s capital resources were $33.8 billion, which exceeded the minimum Pillar 1 requirement of $11.0 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle
Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At December 31, 2024, BofASE's capital resources were $10.9 billion, which exceeded the minimum Pillar 1 requirement of $3.3 billion.
In addition, MLI and BofASE remained conditionally registered with the SEC as security-based swap dealers, and maintained net liquid assets at December 31, 2024 that exceeded the applicable minimum requirements under the Exchange Act. The entities are also registered as swap dealers with the CFTC and met applicable capital requirements at December 31, 2024.
Liquidity Risk
Funding and Liquidity Risk Management
Our primary liquidity risk management objective is to meet expected or unexpected cash flow and collateral requirements, including payments under long-term debt agreements, commitments to extend credit and customer deposit withdrawals, while continuing to support our businesses and customers under a range of economic conditions. To achieve that objective, we analyze and monitor our liquidity risk under expected and stressed conditions, maintain liquidity and access to diverse funding sources, including our stable deposit base, and seek to align liquidity-related incentives and risks. These liquidity risk management practices have allowed us to effectively manage market fluctuations from the elevated interest rate environment, inflationary pressures and changes in the macroeconomic environment.
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
We provide centralized funding and liquidity management through a variety of activities, including monitoring of

53 Bank of America

established limits and liquidity risk appetites, reviews of liquidity risk management controls and production, and reviews of regulatory and internally defined liquidity risk metrics. In addition, GRM provides oversight of centralized liquidity and funding management as well as oversight of liquidity management across FLUs and legal entities. GRM oversees the liquidity risk management governance structure, establishes liquidity risk policies, reports and monitors liquidity risk limits and provides review and challenge of the Corporation's liquidity risk management processes.
The Board, its risk committee and various management committees oversee the Corporation’s liquidity activities and risk governance. The Board and/or ERC approve our liquidity risk policy, Financial Contingency and Recovery Plan and liquidity risk appetite limits. Management committees responsible for liquidity governance include the Corporation’s Management Risk Committee, Asset and Liability Governance Committee, Liquidity Risk Committee and Asset and Liability Management Investment Committee. For more information, see Managing Risk on page 45. Under this governance framework, we developed certain funding and liquidity risk management practices which include: maintaining liquidity at Bank of America Corporation (Parent) and selected subsidiaries, including our bank subsidiaries and other regulated entities; determining what amounts of liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows, including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.
NB Holdings Corporation
Bank of America Corporation, as the parent company (Parent), which is a separate and distinct legal entity from our bank and nonbank subsidiaries, has an intercompany arrangement with our wholly-owned holding company subsidiary, NB Holdings Corporation (NB Holdings). We have transferred, and agreed to transfer, additional Parent assets not required to satisfy anticipated near-term expenditures to NB Holdings. The Parent is expected to continue to have access to the same flow of dividends, interest and other amounts of cash necessary to service its debt, pay dividends and perform other obligations as it would have had it not entered into these arrangements and transferred any assets. These arrangements support our preferred single point of entry resolution strategy, under which only the Parent would be resolved under the U.S. Bankruptcy Code.
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
Table 15 presents average GLS for the three months ended December 31, 2024 and 2023.

Table 15	Average Global Liquidity Sources

	Three Months Ended December 31
(Dollars in billions)	2024	2023
Bank entities	$777	$735
Nonbank and other entities (1)	176	162
Total Average Global Liquidity Sources	$953	$897
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $328 billion and $312 billion at December 31, 2024 and 2023. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 16 presents the composition of average GLS for the three months ended December 31, 2024 and 2023.

Bank of America 54

Table 16	Average Global Liquidity Sources Composition

	Three Months Ended December 31
(Dollars in billions)	2024	2023
Cash on deposit	$315	$380
U.S. Treasury securities	313	197
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	296	299
Non-U.S. government securities	29	21
Total Average Global Liquidity Sources	$953	$897
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $623 billion and $590 billion for the three months ended December 31, 2024 and 2023. For the same periods, the average consolidated LCR was 113 percent and 115 percent. Our LCR fluctuates due to normal business flows from customer activity.
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
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. For the three months ended September 30, 2024 and December 31, 2024, the average consolidated NSFR was 121 percent and 119 percent.
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
We fund a substantial portion of our lending activities through our deposits, which were $1.97 trillion and $1.92 trillion at December 31, 2024 and 2023. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC.
At December 31, 2024, 48 percent of our deposits were in Consumer Banking, 15 percent in GWIM and 29 percent in Global Banking. As of the same period, approximately 68 percent of consumer and small business deposits and 79 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at December 31, 2024 and 2023, 27 percent and 28 percent of our deposits were noninterest bearing and included operating accounts of our consumer and commercial clients. During the three months ended December 31, 2024 and 2023, rates paid on deposits were 64 bps and 47 bps in Consumer Banking, 275 bps and 287 bps in GWIM, and 297 bps and 296 bps in Global Banking. For information on annual rates paid on consolidated deposit balances, see Table 8 on page 33.
We consider a substantial portion of our deposit base to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with government-sponsored enterprises (GSE), the Federal Housing Administration (FHA) and private-label investors, as well as FHLB loans.
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

55 Bank of America

range of securities collateral and pursuing longer durations, when appropriate. For more information on secured financing agreements, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements.
Total long-term debt decreased $18.9 billion to $283.3 billion during 2024, primarily due to maturities and redemptions, partially offset by debt issuances and valuation adjustments. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
At December 31, 2024, Bank of America Corporation's senior notes of $180.3 billion included $167.5 billion of outstanding notes, substantially all of which are both TLAC eligible and callable at least one year before their stated maturities. Of these senior notes, $22.1 billion will be callable and become TLAC ineligible during 2025, and $21.6 billion, $24.9 billion, $19.5 billion and $8.0 billion will do so during each of 2026 through 2029, respectively, and $71.4 billion thereafter.
We issue long-term unsecured debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter. We may issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC-eligible debt. During 2024, we issued $28.2 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 78.
Uninsured Deposits
The FDIC insures the Corporation’s U.S. deposits up to $250,000 per depositor, per insured bank for each account ownership category, and various country-specific funds insure non-U.S. deposits up to specified limits. Deposits that exceed insurance limits are uninsured. At December 31, 2024, the Corporation’s deposits totaled $1.97 trillion, of which total estimated uninsured U.S. and non-U.S. deposits were $646.2 billion and $124.9 billion. At December 31, 2023, the Corporation’s deposits totaled $1.92 trillion, of which total estimated uninsured U.S. and non-U.S. deposits were $606.8 billion and $116.6 billion. Deposit balances exclude $16.9 billion and $14.8 billion of collateral received on certain derivative contracts that are netted against the derivative asset in the Consolidated Balance Sheet at December 31, 2024 and 2023. Estimated uninsured deposits presented in this section reflect amounts disclosed in our regulatory reports, adjusted to exclude related accrued interest and intercompany deposit balances.
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

Table 17	Uninsured Time Deposits (1)

	December 31, 2024
(Dollars in millions)	U.S.	Non-U.S.	Total
Uninsured time deposits with a maturity of:
3 months or less	$11,726	$7,891	$19,617
Over 3 months through 6 months	8,513	1,795	10,308
Over 6 months through 12 months	7,909	180	8,089
Over 12 months	762	3,182	3,944
Total	$28,910	$13,048	$41,958
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

Bank of America 56

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
The ratings and outlooks from Moody's Investors Service, Standard & Poor’s Global Ratings and Fitch Ratings for the Corporation and its subsidiaries did not change during 2024.
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
While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Liquidity Stress Analysis on page 55.
For more information on additional collateral and termination payments that could be required in connection with certain over-
the-counter derivative contracts and other trading agreements in the event of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors.
Common Stock Dividends
For a summary of our declared quarterly cash dividends on common stock during 2024 and through February 25, 2025, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at December 31, 2024. The Corporation guarantees the payment of amounts and distributions with respect to the Trust Preferred Securities and Capital Securities

57 Bank of America

if not paid by the Trusts, to the extent of funds held by the Trusts. This guarantee, together with the Corporation’s other obligations with respect to the Trust Preferred Securities and Capital Securities, effectively constitutes a full and unconditional guarantee of the Trusts’ payment obligations on the Trust Preferred Securities or Capital Securities, as applicable. No other subsidiary of the Corporation guarantees the Guaranteed Securities.
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
For more information on factors that may affect payments to holders of the Guaranteed Securities, see Liquidity Risk – NB Holdings Corporation in this section, Item 1. Business – Insolvency and the Orderly Liquidation Authority on page 6 and Item 1A. Risk Factors – Liquidity on page 9.
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
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management on page 59, Commercial Portfolio Credit Risk Management on page 63, Non-U.S. Portfolio on page 69, Allowance for Credit Losses on page 72 and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For information on the Corporation’s loan modification programs, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For more information on the Corporation’s credit risks, see the Credit section within Item 1A. Risk Factors of this Annual Report on Form 10-K.
During 2024, our net charge-off ratio increased primarily driven by credit card loans and the commercial real estate office portfolio. Commercial reservable criticized exposure increased compared to December 31, 2023 driven by an increase across a broad range of industries. Nonperforming loans also increased compared to December 31, 2023 primarily driven by the U.S. commercial portfolio. Uncertainty remains regarding broader economic impacts due to higher costs associated with inflationary pressures experienced over the past several years, elevated rates as well as the current geopolitical environment, and could lead to adverse impacts to credit quality metrics in future periods.

Bank of America 58

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
Consumer Credit Portfolio
During 2024, the U.S. unemployment rate remained relatively stable, and home prices increased steadily throughout most of 2024. Net charge-offs increased $1.1 billion to $4.2 billion in 2024 primarily due to higher credit card loan charge-offs.
The consumer allowance for loan and lease losses was $8.6 billion, relatively unchanged from 2023. For more information, see Allowance for Credit Losses on page 72.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and loan modifications for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Table 19 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 19	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
		December 31
(Dollars in millions)		2024	2023	2024	2023	2024	2023
Residential mortgage (1)		$228,199	$228,403	$2,052	$2,114	$229	$252
Home equity		25,737	25,527	409	450	—	—
Credit card		103,566	102,200	n/a	n/a	1,401	1,224
Direct/Indirect consumer (2)		107,122	103,468	186	148	1	2
Other consumer		151	124	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$464,775	$459,722	$2,647	$2,712	$1,631	$1,478
Loans accounted for under the fair value option (3)		221	243
Total consumer loans and leases		$464,996	$459,965
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.57%	0.59%	0.35%	0.32%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.58	0.60	0.31	0.27
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2024 and 2023, residential mortgage included $119 million and $156 million of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $110 million and $96 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $54.9 billion and $53.9 billion, U.S. securities-based lending loans of $48.7 billion and $46.0 billion at December 31, 2024 and 2023, and non-U.S. consumer loans of $2.8 billion at both December 31, 2024 and 2023.
(3)For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At December 31, 2024 and 2023, loans accounted for under the fair value option past due 90 days or more and not accruing interest were insignificant.
n/a= not applicable
Table 20 presents net charge-offs and related ratios for consumer loans and leases.

Table 20	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2024	2023	2024	2023
Residential mortgage	$—	$16	—%	0.01%
Home equity	(41)	(59)	(0.16)	(0.23)
Credit card	3,745	2,561	3.75	2.66
Direct/Indirect consumer	239	92	0.23	0.09
Other consumer	295	480	n/m	n/m
Total	$4,238	$3,090	0.93	0.68
(1)Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
n/m = not meaningful

59 Bank of America

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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 49 percent of consumer loans and leases in 2024. Approximately 50 percent of the residential mortgage portfolio was in Consumer Banking, 47 percent was in GWIM and the remaining portion was in All Other.
Outstanding balances in the residential mortgage portfolio decreased $204 million in 2024, as paydowns and payoffs outpaced new originations.
At December 31, 2024 and 2023, the residential mortgage portfolio included $9.9 billion and $11.0 billion of outstanding fully-insured loans, of which $2.0 billion and $2.2 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 21 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Table 21	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
		December 31
(Dollars in millions)		2024	2023	2024	2023
Outstandings		$228,199	$228,403	$218,287	$217,439
Accruing past due 30 days or more		1,494	1,513	1,007	986
Accruing past due 90 days or more		229	252	—	—
Nonperforming loans (2)		2,052	2,114	2,052	2,114
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	—	—
Refreshed FICO below 620		1	1	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio remained relatively unchanged in 2024. Of the nonperforming residential mortgage loans at December 31, 2024, $1.2 billion, or 61 percent, were current on contractual payments. Excluding fully-insured loans, loans accruing past due 30 days or more of $1.0 billion also remained relatively unchanged.
Of the $218.3 billion in total residential mortgage loans outstanding at December 31, 2024, $64.0 billion, or 29 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.6 billion, or six percent, at December 31, 2024. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At December 31, 2024, $65 million, or two percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.0 billion, or less than one percent, for the entire residential mortgage portfolio. In addition, at December 31, 2024, $209 million, or six percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $56 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three years to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2026 or later.
Table 22 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island Metropolitan Statistical Area (MSA) made up 15 percent of outstandings at both December 31, 2024 and 2023. The Los Angeles-Long Beach-Santa Ana MSA within California represented 14 percent of outstandings at both December 31, 2024 and 2023.

Bank of America 60

Table 22	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs
(Dollars in millions)	December 31 2024	December 31 2023	December 31 2024	December 31 2023	2024	2023
California	$81,729	$81,085	$602	$641	$1	$3
New York	25,827	25,975	318	320	2	4
Florida	15,715	15,450	142	131	(4)	(2)
Texas	9,369	9,361	89	88	1	1
New Jersey	8,568	8,671	88	97	(2)	—
Other	77,079	76,897	813	837	2	10
Residential mortgage loans	$218,287	$217,439	$2,052	$2,114	$—	$16
Fully-insured loan portfolio	9,912	10,964
Total residential mortgage loan portfolio	$228,199	$228,403
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At December 31, 2024, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At December 31, 2024, 85 percent of the home equity portfolio was in Consumer Banking, 10 percent was in GWIM and the remainder of the portfolio was in All Other. Outstanding balances in the home equity portfolio increased $210 million in 2024 primarily due to draws on existing lines and new originations outpacing paydowns. Of the total home equity portfolio at December 31, 2024 and 2023, $9.2 billion and $10.1 billion, or 36 percent and 39 percent, were in first-lien positions. At December 31, 2024, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.5 billion, or 18 percent, of our total home equity portfolio.
Unused HELOCs totaled $44.3 billion and $45.1 billion at December 31, 2024 and 2023. The HELOC utilization rate was 36 percent and 35 percent at December 31, 2024 and 2023.
Table 23 presents certain home equity portfolio key credit statistics.

Table 23	Home Equity – Key Credit Statistics (1)

	December 31
(Dollars in millions)	2024	2023
Outstandings	$25,737	$25,527
Accruing past due 30 days or more	84	95
Nonperforming loans (2)	409	450
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	2	3
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio decreased $41 million to $409 million at December 31, 2024, primarily driven by returns to performing status and paydowns and payoffs outpacing new additions. Of the nonperforming home equity loans at December 31, 2024, $246 million, or 60 percent, were current on contractual payments. In addition, $83 million, or 20 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged in 2024 compared to 2023.
Of the $25.7 billion in total home equity portfolio outstandings at December 31, 2024, as shown in Table 23, nine percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $3.4 billion at December 31, 2024. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At December 31,
2024, $30 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at December 31, 2024, $244 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During 2024, 15 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 24 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both December 31, 2024 and 2023. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent and 10 percent of the outstanding home equity portfolio at December 31, 2024 and 2023.

61 Bank of America

Table 24	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs
(Dollars in millions)	2024	2023	2024	2023	2024	2023
California	$7,038	$6,966	$102	$109	$(8)	$(6)
Florida	2,542	2,576	47	53	(7)	(12)
New Jersey	1,817	1,870	34	46	(5)	(5)
Texas	1,521	1,410	17	16	1	—
New York	1,447	1,590	62	71	(4)	(10)
Other	11,372	11,115	147	155	(18)	(26)
Total home equity loan portfolio	$25,737	$25,527	$409	$450	$(41)	$(59)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At December 31, 2024, 96 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio increased $1.4 billion during 2024 to $103.6 billion, primarily driven by higher purchase volumes. Net charge-offs increased $1.2 billion to $3.7 billion in 2024 compared to 2023. Credit card loans 30 days or more past due increased $219 million, and 90 days or more past due increased $177 million at December 31, 2024.
Unused lines of credit for credit card increased to $398.7 billion at December 31, 2024 from $390.2 billion at December 31, 2023.
Table 25 presents certain state concentrations for the credit card portfolio.

Table 25	Credit Card State Concentrations

	Outstandings		Past Due 90 Days or More
	December 31				Net Charge-offs
(Dollars in millions)	2024	2023	2024	2023	2024	2023
California	$17,289	$16,952	$253	$216	$694	$457
Florida	10,794	10,521	199	168	518	343
Texas	9,121	8,978	142	125	369	245
New York	5,765	5,788	84	84	238	197
Washington	5,586	5,352	46	41	121	77
Other	55,011	54,609	677	590	1,805	1,242
Total credit card portfolio	$103,566	$102,200	$1,401	$1,224	$3,745	$2,561
Direct/Indirect Consumer
At December 31, 2024, 51 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 49 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased $3.7 billion in 2024 to $107.1 billion driven by increases in securities-based lending and consumer auto.
Table 26 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 26	Direct/Indirect State Concentrations

	Outstandings		Nonperforming
	December 31				Net Charge-offs
(Dollars in millions)	2024	2023	2024	2023	2024	2023
California	$16,017	$15,416	$38	$27	$58	$21
Florida	14,573	13,550	23	18	33	14
Texas	10,164	9,668	18	14	33	12
New York	7,820	7,335	15	11	15	6
New Jersey	4,429	4,376	7	5	8	2
Other	54,119	53,123	85	73	92	37
Total direct/indirect loan portfolio	$107,122	$103,468	$186	$148	$239	$92
Other Consumer
Other consumer primarily consists of deposit overdraft balances. Net charge-offs decreased $185 million to $295 million in 2024 compared to 2023, primarily driven by lower overdraft losses from fraud activity.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 27 presents nonperforming consumer loans, leases and foreclosed properties activity during 2024 and 2023. During 2024, nonperforming consumer loans of $2.6 billion remained relatively unchanged.
At December 31, 2024, $459 million, or 17 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at December 31, 2024, $1.5 billion, or 58 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $14 million in 2024 to $89 million.

Bank of America 62

Table 27	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

(Dollars in millions)		2024	2023
Nonperforming loans and leases, January 1		$2,712	$2,754
Additions		969	1,055
Reductions:
Paydowns and payoffs		(479)	(480)
Sales		(5)	(63)
Returns to performing status (1)		(489)	(475)
Charge-offs		(32)	(53)
Transfers to foreclosed properties		(29)	(26)
Total net reductions to nonperforming loans and leases		(65)	(42)
Total nonperforming loans and leases, December 31		2,647	2,712
Foreclosed properties, December 31		89	103
Nonperforming consumer loans, leases and foreclosed properties, December 31 (2)		$2,736	$2,815
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)		0.58%	0.59%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)		0.60	0.61
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Includes repossessed non-real estate assets of $29 million and $20 million at December 31, 2024 and 2023.
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
Management of Commercial Credit Risk Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 32, 34 and 37 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 34 and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 67.
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
Commercial Credit Portfolio
Outstanding commercial loans and leases increased $37.1 billion during 2024 due to growth in U.S. and Non-U.S. commercial, primarily in Global Markets and Global Banking. During 2024, commercial credit quality deteriorated as reservable criticized utilized exposure increased across a broad range of industries, and nonperforming commercial loans increased primarily driven by U.S. commercial. Commercial net charge-offs increased $1.1 billion to $1.8 billion during 2024 primarily due to higher losses in the commercial real estate office portfolio and U.S. commercial portfolio.
With the exception of the office property type, which is further discussed in the Commercial Real Estate section herein, credit quality of commercial real estate borrowers has remained relatively stable since December 31, 2023; however, we are closely monitoring emerging trends and borrower performance in a higher interest rate environment. Recent demand for office

63 Bank of America

space continues to be stagnant, and future demand for office space continues to be uncertain as companies evaluate space needs with employment models that utilize a mix of remote and conventional office use.
The commercial allowance for loan and lease losses decreased $152 million during 2024 to $4.7 billion. For more information, see Allowance for Credit Losses on page 72.
Total commercial utilized credit exposure increased $43.2 billion during 2024 to $739.5 billion primarily driven by higher loans and leases. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 55 percent at both December 31, 2024 and 2023.
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

Table 28	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
	December 31
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Loans and leases	$630,839	$593,767	$535,675	$507,641	$1,166,514	$1,101,408
Derivative assets (5)	40,948	39,323	—	—	40,948	39,323
Standby letters of credit and financial guarantees	33,147	31,348	1,889	1,953	35,036	33,301
Debt securities and other investments	19,133	20,422	4,407	3,083	23,540	23,505
Loans held-for-sale	7,985	4,338	5,003	4,904	12,988	9,242
Operating leases	5,608	5,312	—	—	5,608	5,312
Commercial letters of credit	839	943	111	232	950	1,175
Other	1,004	846	—	—	1,004	846
Total	$739,503	$696,299	$547,085	$517,813	$1,286,588	$1,214,112
(1)Commercial utilized exposure includes loans of $4.0 billion and $3.3 billion accounted for under the fair value option at December 31, 2024 and 2023.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $2.2 billion and $2.6 billion at December 31, 2024 and 2023.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.4 billion and $10.3 billion at December 31, 2024 and 2023.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $30.1 billion and $29.4 billion at December 31, 2024 and 2023. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $59.7 billion and $56.1 billion at December 31, 2024 and 2023, which consists primarily of other marketable securities.
Nonperforming commercial loans increased $555 million during 2024, primarily in U.S. commercial. Table 29 presents our commercial loans and leases portfolio and related credit quality information at December 31, 2024 and 2023.

Table 29	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Commercial and industrial:
U.S. commercial	$386,990	$358,931	$1,204	$636	$90	$51
Non-U.S. commercial	137,518	124,581	8	175	4	4
Total commercial and industrial	524,508	483,512	1,212	811	94	55
Commercial real estate	65,730	72,878	2,068	1,927	6	32
Commercial lease financing	15,708	14,854	20	19	3	7
	605,946	571,244	3,300	2,757	103	94
U.S. small business commercial (1)	20,865	19,197	28	16	197	184
Commercial loans excluding loans accounted for under the fair value option	$626,811	$590,441	$3,328	$2,773	$300	$278
Loans accounted for under the fair value option (2)	4,028	3,326
Total commercial loans and leases	$630,839	$593,767
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.8 billion and $2.2 billion and non-U.S. commercial of $1.3 billion and $1.2 billion at December 31, 2024 and 2023. For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.

Bank of America 64

Table 30 presents net charge-offs and related ratios for our commercial loans and leases for 2024 and 2023.

Table 30	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2024	2023	2024	2023
Commercial and industrial:
U.S. commercial	$388	$124	0.11%	0.03%
Non-U.S. commercial	67	19	0.05	0.02
Total commercial and industrial	455	143	0.09	0.03
Commercial real estate	864	245	1.24	0.34
Commercial lease financing	1	2	0.01	0.02
	1,320	390	0.23	0.07
U.S. small business commercial	473	319	2.34	1.71
Total commercial	$1,793	$709	0.30	0.12
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
Table 31 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure increased $3.2 billion during 2024 primarily driven by commercial real estate and U.S. commercial. At December 31, 2024 and 2023, 91 percent and 89 percent of commercial reservable criticized utilized exposure was secured.

Table 31		Commercial Reservable Criticized Utilized Exposure (1, 2)

	December 31
(Dollars in millions)	2024		2023
Commercial and industrial:
U.S. commercial	$13,387	3.23%	$12,006	3.12%
Non-U.S. commercial	1,955	1.37	1,787	1.37
Total commercial and industrial	15,342	2.75	13,793	2.68
Commercial real estate	10,168	15.17	8,749	11.80
Commercial lease financing	291	1.85	166	1.12
	25,801	4.03	22,708	3.76
U.S. small business commercial	694	3.33	592	3.08
Total commercial reservable criticized utilized exposure	$26,495	4.01	$23,300	3.74
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $25.5 billion and $22.5 billion and commercial letters of credit of $977 million and $795 million at December 31, 2024 and 2023.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At December 31, 2024, 60 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 23 percent in Global Markets, 15 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $28.1 billion, or eight percent, during 2024 primarily driven by Global Markets and Global Banking. Reservable criticized utilized exposure increased $1.4 billion, or 12 percent, driven by a broad range of industries.
Non-U.S. Commercial
At December 31, 2024, 56 percent of the non-U.S. commercial loan portfolio was managed in Global Banking, 43 percent in Global Markets and the remainder primarily in GWIM. Non-U.S. commercial loans increased $12.9 billion, or 10 percent, during 2024 primarily driven by Global Markets. Reservable criticized utilized exposure increased $168 million, or nine percent. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 69.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans decreased $7.1 billion, or 10 percent, during 2024 to $65.7 billion driven by multiple property types, including office. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 21 percent and 20 percent of commercial real estate at December 31, 2024 and 2023.
Reservable criticized utilized exposure increased $1.4 billion, or 16 percent, during 2024 primarily driven by industrial/warehouse and multi-family rental loans. Office loans represented the largest property type concentration at 23 percent of the commercial real estate portfolio at December 31, 2024, and approximately one percent of total loans for the Corporation. This property type is roughly 75 percent Class A and had an origination loan-to-value of approximately 55 percent.
Reservable criticized exposure for the office property type was $5.1 billion at December 31, 2024, representing a decrease of $398 million, or seven percent, from December 31, 2023, with an aggregate loan-to-value of approximately 85 percent based on property appraisals completed in the last twelve months. Approximately $5.1 billion of office loans are scheduled to mature by the end of 2025.

65 Bank of America

During 2024, net charge-offs increased $619 million to $864 million driven by office loans. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 32 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 32	Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2024	2023
By Geographic Region
Northeast	$14,708	$15,920
California	13,712	14,551
Southwest	7,719	9,318
Southeast	6,914	8,368
Florida	4,410	4,986
Illinois	2,996	3,361
Midsouth	2,487	2,785
Midwest	2,468	3,149
Northwest	1,979	2,095
Non-U.S.	6,109	6,052
Other	2,228	2,293
Total outstanding commercial real estate loans	$65,730	$72,878
By Property Type
Non-residential
Office	$15,061	$17,976
Industrial / Warehouse	13,166	14,746
Multi-family rental	11,022	10,606
Shopping centers / Retail	5,603	5,756
Hotel / Motels	4,680	5,665
Multi-use	2,162	2,681
Other	13,179	14,201
Total non-residential	64,873	71,631
Residential	857	1,247
Total outstanding commercial real estate loans	$65,730	$72,878
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking. Credit card-related products were 53 percent and 54 percent of the U.S. small business commercial portfolio at December 31, 2024 and 2023 and represented 99 percent of net charge-offs for both 2024 and 2023. Accruing past due 90 days or more increased $13 million in 2024 to $197 million.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 33 presents the nonperforming commercial loans, leases and foreclosed properties activity during 2024 and 2023. Nonperforming loans do not include loans accounted for under the fair value option. During 2024, nonperforming commercial loans and leases increased $555 million to $3.3 billion. At December 31, 2024, nearly 100 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 41 percent were contractually current. Commercial nonperforming loans were carried at 88 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Bank of America 66

Table 33	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	2024	2023
Nonperforming loans and leases, January 1	$2,773	$1,054
Additions	3,914	2,863
Reductions:
Paydowns	(1,669)	(517)
Sales	(32)	(4)
Returns to performing status (3)	(182)	(106)
Charge-offs	(1,361)	(428)
Transfers to foreclosed properties	(115)	(23)
Transfers to loans held-for-sale	—	(66)
Total net additions to nonperforming loans and leases	555	1,719
Total nonperforming loans and leases, December 31	3,328	2,773
Foreclosed properties, December 31	56	42
Nonperforming commercial loans, leases and foreclosed properties, December 31	$3,384	$2,815
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.53%	0.47%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.54	0.48
(1)Balances do not include nonperforming loans held-for-sale of $731 million and $161 million at December 31, 2024 and 2023.
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
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $72.5 billion during 2024 to $1.3 trillion. The increase in commercial committed exposure was concentrated in Asset managers and funds, Finance companies and Individuals and trusts.
Industry limits are used internally to manage industry concentrations and are based on committed exposure that is determined on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring.
Asset managers and funds, our largest industry concentration with committed exposure of $193.9 billion, increased $24.6 billion, or 15 percent, during 2024, which was primarily driven by investment-grade exposures.

Finance companies, our second largest industry concentration with committed exposure of $101.8 billion, increased $12.7 billion, or 14 percent, during 2024. The increase in committed exposure was primarily driven by increases in Consumer finance, Thrifts and mortgage finance and Diversified financials.
Capital goods, our third largest industry concentration with committed exposure of $98.8 billion, increased $1.7 billion, or two percent, during 2024. The increase in committed exposure was driven by increases in Trading companies and distributors, Machinery, and Construction and engineering, partially offset by a decrease in Industrial conglomerates.
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

67 Bank of America

Table 34	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
	December 31
(Dollars in millions)	2024	2023	2024	2023
Asset managers and funds	$118,123	$103,138	$193,947	$169,318
Finance companies	74,975	62,906	101,828	89,119
Capital goods	51,367	49,698	98,780	97,044
Real estate (3)	69,841	73,150	95,981	100,269
Healthcare equipment and services	35,964	35,037	65,819	61,766
Materials	26,797	25,223	58,128	55,296
Food, beverage and tobacco	25,763	23,865	54,370	49,426
Retailing	24,449	24,561	53,471	54,523
Consumer services	28,391	27,355	53,054	49,105
Individuals and trusts	35,457	32,481	50,353	43,938
Government and public education	32,682	31,051	48,204	45,873
Commercial services and supplies	24,409	22,642	43,451	41,473
Utilities	18,186	18,610	42,107	39,481
Transportation	24,135	24,200	35,743	36,267
Energy	13,857	12,450	35,510	36,996
Technology hardware and equipment	11,526	11,951	30,093	29,160
Software and services	11,158	9,830	27,383	22,381
Global commercial banks	22,641	22,749	25,220	25,684
Media	12,130	13,033	24,023	24,908
Vehicle dealers	18,194	16,283	23,855	22,570
Insurance	12,640	9,371	23,445	19,322
Consumer durables and apparel	8,987	9,184	21,823	20,732
Pharmaceuticals and biotechnology	7,378	6,852	21,717	22,169
Telecommunication services	8,571	9,224	18,759	17,269
Automobiles and components	8,172	7,049	16,268	16,459
Food and staples retailing	7,206	7,423	12,777	12,496
Financial markets infrastructure (clearinghouses)	4,219	4,229	6,413	6,503
Religious and social organizations	2,285	2,754	4,066	4,565
Total commercial credit exposure by industry	$739,503	$696,299	$1,286,588	$1,214,112
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.4 billion and $10.3 billion at both December 31, 2024 and 2023.
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
At December 31, 2024 and 2023, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $10.4 billion and $10.9 billion. We recorded net losses of $87 million in 2024 compared to net losses $185 million in 2023. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 41. For more information, see Trading Risk Management on page 75.
Tables 35 and 36 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2024 and 2023.

Table 35	Net Credit Default Protection by Maturity

	December 31
	2024	2023
Less than or equal to one year	24%	36%
Greater than one year and less than or equal to five years	76	64
Total net credit default protection	100%	100%

Bank of America 68

Table 36	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
	December 31
(Dollars in millions)	2024		2023
Ratings (2, 3)
AAA	$(120)	1.1%	$(479)	4.4%
AA	(960)	9.2	(1,080)	9.9
A	(4,978)	47.7	(5,237)	48.2
BBB	(3,385)	32.4	(2,912)	26.8
BB	(526)	5.0	(698)	6.4
B	(385)	3.7	(419)	3.9
CCC and below	(82)	0.8	(52)	0.5
NR (4)	—	0.1	2	(0.1)
Total net credit default protection	$(10,436)	100.0%	$(10,875)	100.0%
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
Table 37 presents our 20 largest non-U.S. country exposures at December 31, 2024. These exposures accounted for 89 percent of our total non-U.S. exposure at both December 31, 2024 and 2023. Net country exposure for these 20 countries increased $21.5 billion in 2024 primarily driven by increases in the United Kingdom and Canada.
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

69 Bank of America

Table 37	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at December 31 2024	Hedges and Credit Default Protection	Net Country Exposure at December 31 2024	Increase (Decrease) from December 31 2023
United Kingdom	$35,704	$18,100	$3,757	$5,534	$63,095	$(1,050)	$62,045	$6,110
Germany	25,504	10,348	1,329	2,194	39,375	(2,337)	37,038	1,383
Canada	15,522	11,672	1,475	3,209	31,878	(406)	31,472	3,457
France	14,184	8,894	1,318	2,789	27,185	(1,031)	26,154	1,296
Australia	14,587	4,357	1,381	2,207	22,532	(396)	22,136	814
Japan	12,063	1,852	1,460	4,361	19,736	(495)	19,241	2,267
Brazil	9,753	1,367	1,022	4,666	16,808	(70)	16,738	1,455
India	7,940	301	567	5,038	13,846	(60)	13,786	1,861
Switzerland	5,595	4,524	160	435	10,714	(113)	10,601	1,372
Singapore	3,914	576	290	5,134	9,914	(27)	9,887	(930)
China	4,765	310	935	3,428	9,438	(216)	9,222	710
South Korea	4,628	1,304	735	1,979	8,646	(203)	8,443	(17)
Ireland	6,161	1,777	84	398	8,420	(159)	8,261	(2,072)
Netherlands	3,239	3,471	485	1,232	8,427	(298)	8,129	980
Mexico	4,880	2,107	454	778	8,219	(177)	8,042	(877)
Italy	4,999	2,426	232	604	8,261	(372)	7,889	1,274
Spain	3,364	1,903	136	1,216	6,619	(516)	6,103	507
Hong Kong	2,785	585	635	1,128	5,133	(43)	5,090	(762)
Indonesia	1,051	—	77	3,322	4,450	(29)	4,421	2,186
Sweden	1,390	1,792	103	364	3,649	(199)	3,450	436
Total top 20 non-U.S. countries exposure	$182,028	$77,666	$16,635	$50,016	$326,345	$(8,197)	$318,148	$21,450
Our largest non-U.S. country exposure at December 31, 2024 was the United Kingdom with net exposure of $62.0 billion, which increased $6.1 billion from December 31, 2023 primarily due to higher deposits with the central bank. Our second largest non-U.S. country exposure was Germany with net exposure of $37.0 billion at December 31, 2024, which increased $1.4 billion from December 31, 2023 primarily due to higher deposits with the central bank.

Bank of America 70

Loan and Lease Contractual Maturities
Table 38 disaggregates total outstanding loans and leases by remaining scheduled principal due dates and interest rates. The amounts provided do not reflect prepayment assumptions or hedging activities related to the loan portfolio. For information on the asset sensitivity of our total banking book balance sheet, see Interest Rate Risk Management for the Banking Book on page 78.

Table 38	Loan and Lease Contractual Maturities (1)

	December 31, 2024
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 15 Years	Due After 15 Years	Total
Residential mortgage	$5,802	$33,962	$97,133	$91,361	$228,258
Home equity	671	454	2,925	21,849	25,899
Credit card	103,566	—	—	—	103,566
Direct/Indirect consumer	65,115	36,376	4,837	794	107,122
Other consumer	151	—	—	—	151
Total consumer loans	175,305	70,792	104,895	114,004	464,996
U.S. commercial	123,161	245,135	19,112	2,352	389,760
Non-U.S. commercial	49,233	56,511	29,282	3,750	138,776
Commercial real estate	27,212	37,097	1,415	6	65,730
Commercial lease financing	3,305	9,905	1,190	1,308	15,708
U.S. small business commercial	12,628	4,751	3,364	122	20,865
Total commercial loans	215,539	353,399	54,363	7,538	630,839
Total loans and leases	$390,844	$424,191	$159,258	$121,542	$1,095,835

	Amount due in one year or less at:		Amount due after one year at:
(Dollars in millions)	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Total
Residential mortgage	$1,059	$4,743	$85,035	$137,421	$228,258
Home equity	150	521	22,666	2,562	25,899
Credit card	98,168	5,398	—	—	103,566
Direct/Indirect consumer	45,945	19,170	2,327	39,680	107,122
Other consumer	22	129	—	—	151
Total consumer loans	145,344	29,961	110,028	179,663	464,996
U.S. commercial	95,052	28,109	217,109	49,490	389,760
Non-U.S. commercial	37,073	12,160	85,896	3,647	138,776
Commercial real estate	24,460	2,752	37,251	1,267	65,730
Commercial lease financing	320	2,985	2,201	10,202	15,708
U.S. small business commercial	7,684	4,944	122	8,115	20,865
Total commercial loans	164,589	50,950	342,579	72,721	630,839
Total loans and leases	$309,933	$80,911	$452,607	$252,384	$1,095,835
(1)Includes loans accounted for under the fair value option.

71 Bank of America

Allowance for Credit Losses
The allowance for credit losses decreased $215 million from December 31, 2023 to $14.3 billion at December 31, 2024, which included a $25 million reserve increase and a
$240 million reserve decrease related to the consumer and commercial portfolios, respectively.
Table 39 presents an allocation of the allowance for credit losses by product type at December 31, 2024 and 2023.

Table 39	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	December 31, 2024			December 31, 2023
Allowance for loan and lease losses
Residential mortgage	$264	1.99%	0.12%	$339	2.54%	0.15%
Home equity	29	0.22	0.11	47	0.35	0.19
Credit card	7,515	56.76	7.26	7,346	55.06	7.19
Direct/Indirect consumer	700	5.29	0.65	715	5.36	0.69
Other consumer	62	0.47	n/m	73	0.55	n/m
Total consumer	8,570	64.73	1.84	8,520	63.86	1.85
U.S. commercial (2)	2,637	19.91	0.65	2,600	19.49	0.69
Non-U.S. commercial	778	5.88	0.57	842	6.31	0.68
Commercial real estate	1,219	9.21	1.85	1,342	10.06	1.84
Commercial lease financing	36	0.27	0.23	38	0.28	0.26
Total commercial	4,670	35.27	0.75	4,822	36.14	0.82
Allowance for loan and lease losses	13,240	100.00%	1.21	13,342	100.00%	1.27
Reserve for unfunded lending commitments	1,096			1,209
Allowance for credit losses	$14,336			$14,551
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.2 billion and $1.0 billion at December 31, 2024 and 2023.
n/m = not meaningful
Net charge-offs for 2024 were $6.0 billion compared to $3.8 billion in 2023 primarily due to credit card loans and the commercial real estate office portfolio. The provision for credit losses increased $1.4 billion to $5.8 billion during 2024 compared to 2023. The provision for credit losses in 2024 was primarily driven by credit card as well as small business loan growth, and asset quality deterioration in the commercial real estate office and credit card portfolios. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, decreased $267 million to $4.3 billion during 2024 compared to 2023. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $1.7 billion to $1.6 billion during 2024 compared to 2023.
Table 40 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for 2024 and 2023. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 72

Table 40	Allowance for Credit Losses

(Dollars in millions)		2024	2023
Allowance for loan and lease losses, December 31		$13,342	$12,682
January 1, 2023 adoption of credit loss standard		n/a	(243)
Allowance for loan and lease losses, January 1		$13,342	$12,439
Loans and leases charged off
Residential mortgage		(21)	(67)
Home equity		(21)	(36)
Credit card		(4,365)	(3,133)
Direct/Indirect consumer		(399)	(233)
Other consumer		(313)	(504)
Total consumer charge-offs		(5,119)	(3,973)
U.S. commercial (1)		(958)	(551)
Non-U.S. commercial		(81)	(37)
Commercial real estate		(894)	(254)
Commercial lease financing		(2)	(2)
Total commercial charge-offs		(1,935)	(844)
Total loans and leases charged off		(7,054)	(4,817)
Recoveries of loans and leases previously charged off
Residential mortgage		21	51
Home equity		62	95
Credit card		620	572
Direct/Indirect consumer		160	141
Other consumer		18	24
Total consumer recoveries		881	883
U.S. commercial (2)		97	108
Non-U.S. commercial		14	18
Commercial real estate		30	9
Commercial lease financing		1	—
Total commercial recoveries		142	135
Total recoveries of loans and leases previously charged off		1,023	1,018
Net charge-offs		(6,031)	(3,799)
Provision for loan and lease losses		5,935	4,725
Other		(6)	(23)
Allowance for loan and lease losses, December 31		13,240	13,342
Reserve for unfunded lending commitments, January 1		1,209	1,540
Provision for unfunded lending commitments		(114)	(331)
Other		1	—
Reserve for unfunded lending commitments, December 31		1,096	1,209
Allowance for credit losses, December 31		$14,336	$14,551

Loan and allowance ratios (3):
Loans and leases outstanding at December 31		$1,091,586	$1,050,163
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31		1.21%	1.27%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31		1.84	1.85
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31		0.75	0.82
Average loans and leases outstanding		$1,056,507	$1,041,824
Net charge-offs as a percentage of average loans and leases outstanding		0.57%	0.36%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31		222	243
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		2.20	3.51
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (4)		$8,689	$8,357
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (4)		76%	91%
(1)Includes U.S. small business commercial charge-offs of $519 million in 2024 compared to $360 million in 2023.
(2)Includes U.S. small business commercial recoveries of $46 million in 2024 compared to $41 million in 2023.
(3)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(4)Primarily includes amounts related to credit card and unsecured consumer lending portfolios in Consumer Banking.
n/a = not applicable

73 Bank of America

Market Risk Management
Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on our results. For more information, see Interest Rate Risk Management for the Banking Book on page 78.
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

Bank of America 74

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
In addition, Table 41 presents our fair value option portfolio, which includes substantially all of the funded and unfunded exposures for which we elect the fair value option, and their

75 Bank of America

corresponding hedges. Additionally, market risk VaR for trading activities, as presented in Table 41, differs from VaR used for regulatory capital calculations due to the holding period used. The holding period for VaR used for regulatory capital calculations is 10 days, while for the market risk VaR presented below, it is one day. Both measures utilize the same process and methodology.
The total market-based portfolio VaR results in Table 41 include market risk to which we are exposed from all business segments, excluding credit valuation adjustment (CVA), DVA and related hedges. The majority of this portfolio is within the Global Markets segment.

Table 41 presents year-end, average, high and low daily trading VaR for 2024 and 2023 using a 99 percent confidence level. The amounts disclosed in Table 41 and Table 42 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The annual average of total covered positions and less liquid trading positions portfolio VaR marginally decreased for 2024 compared to 2023, with modest changes across asset classes.

Table 41	Market Risk VaR for Trading Activities

	2024				2023
(Dollars in millions)	Year End	Average	High (1)	Low (1)	Year End	Average	High (1)	Low (1)
Foreign exchange	$21	$29	$42	$10	$29	$29	$43	$12
Interest rate	58	57	91	30	51	48	86	32
Credit	53	54	72	42	53	60	108	43
Equity	32	21	34	13	9	18	56	9
Commodities	9	9	16	7	9	9	14	6
Portfolio diversification	(94)	(100)	n/a	n/a	(90)	(100)	n/a	n/a
Total covered positions portfolio	79	70	99	50	61	64	92	41
Impact from less liquid exposures (2)	16	11	n/a	n/a	12	20	n/a	n/a
Total covered positions and less liquid trading positions portfolio	95	81	110	61	73	84	149	52
Fair value option loans	31	18	45	11	16	25	49	14
Fair value option hedges	23	12	27	6	11	14	20	9
Fair value option portfolio diversification	(34)	(16)	n/a	n/a	(12)	(23)	n/a	n/a
Total fair value option portfolio	20	14	24	9	15	16	30	10
Portfolio diversification	(10)	(9)	n/a	n/a	(9)	(8)	n/a	n/a
Total market-based portfolio	$105	$86	117	65	$79	$92	173	58
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
n/a = not applicable
The following graph presents the daily covered positions and less liquid trading positions portfolio VaR for 2024, corresponding to the data in Table 41.

Bank of America 76

Additional VaR statistics produced within our single VaR model are provided in Table 42 at the same level of detail as in Table 41. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 42 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for 2024 and 2023.

Table 42	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	December 31, 2024		December 31, 2023
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$29	$18	$29	$19
Interest rate	57	30	48	26
Credit	54	30	60	30
Equity	21	10	18	8
Commodities	9	5	9	5
Portfolio diversification	(100)	(58)	(100)	(54)
Total covered positions portfolio	70	35	64	34
Impact from less liquid exposures	11	7	20	7
Total covered positions and less liquid trading positions portfolio	81	42	84	41
Fair value option loans	18	11	25	12
Fair value option hedges	12	7	14	9
Fair value option portfolio diversification	(16)	(10)	(23)	(13)
Total fair value option portfolio	14	8	16	8
Portfolio diversification	(9)	(5)	(8)	(5)
Total market-based portfolio	$86	$45	$92	$44
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
The trading revenue used for backtesting is defined by regulatory agencies in order to most closely align with the VaR component of the regulatory capital calculation. This revenue differs from total trading-related revenue in that it excludes revenue from trading activities that either do not generate market risk or for which the market risk cannot be included in VaR. Some examples of the types of revenue excluded for backtesting are fees, commissions, reserves, net interest income and intra-day trading revenues.
We conduct daily backtesting on the VaR results used for regulatory capital calculations as well as at the level of key legal entities. These results are reported to senior management, who regularly review and evaluate the results of these tests.
During 2024, there was one day where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2024 and 2023. During 2024, positive trading-related revenue was recorded for more than 99 percent of the trading days, of which 94 percent were daily trading gains of over $25 million, and the largest loss was $12 million. This compares to 2023 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 93 percent were daily trading gains of over $25 million.

77 Bank of America

Histogram of Daily Trading-related Revenue
120
100
80
60
40
20
0
Number of Days
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Year Ended December 31, 2023
Year Ended December 31, 2024

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
Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For more information, see Managing Risk on page 45.
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
Table 43 presents the spot and 12-month forward rates used in developing the forward curve used in our baseline forecasts at December 31, 2024 and 2023.

Table 43	Forward Rates

	December 31, 2024
	Federal Funds	SOFR	10-Year SOFR
Spot rates	4.50%	4.49%	4.07%
12-month forward rates	4.00	3.94	4.07

	December 31, 2023
Spot rates	5.50%	5.38%	3.47%
12-month forward rates	3.89	3.93	3.32
Table 44 shows the potential pretax impact to forecasted net interest income over the next 12 months from December 31, 2024 and 2023 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment.

Bank of America 78

Table 44	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes
	Short Rate (bps)	Long Rate (bps)
			Dynamic Deposits (1)	Static Deposits (1)	Static Deposits (1)
(Dollars in billions)			December 31 2024	December 31 2024	December 31 2023
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$1.1	$3.1	$3.5
-100 bps instantaneous shift	-100	-100	(2.3)	(3.3)	(3.1)
+200 bps instantaneous shift	+200	+200	2.0	6.2	n/a
-200 bps instantaneous shift	-200	-200	(5.4)	(6.9)	n/a
Flatteners
Short-end instantaneous change	+100	—	1.1	2.8	3.2
Long-end instantaneous change	—	-100	(0.1)	(0.4)	(0.3)
Steepeners
Short-end instantaneous change	-100	—	(2.1)	(2.9)	(2.8)
Long-end instantaneous change	—	+100	0.1	0.3	0.3
(1)Dynamic Deposit sensitivity reflects behavioral customer deposit balance changes that could occur under various scenarios while Static Deposits assumes no deposit balance change.
n/a=not applicable
We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates negatively impact the fair value of our debt securities classified as available for sale and adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital would be reduced over time by offsetting positive impacts to net interest income generated from banking book activities. For more information on Basel 3, see Capital Management – Regulatory Capital on page 49.
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

79 Bank of America

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
Compliance and Operational Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation arising from the failure of the Corporation to comply with the requirements of applicable LRRs and our internal policies and procedures (collectively, applicable LRRs). We are subject to comprehensive and evolving regulation under federal and state laws, rules and regulations in the U.S. and the laws of the various jurisdictions in which we operate, including those related to financial crimes and anti-money laundering, market conduct, trading activities, fair lending, privacy, data protection, development and use of AI, and unfair, deceptive or abusive acts or practices.
Operational risk is the risk of loss resulting from inadequate or failed internal processes or systems, people or external events, and includes legal risk. Operational risk may occur anywhere in the Corporation, including third-party business processes, and is not limited to operations functions. The Corporation faces a number of key operational risks including third-party risk, model risk, conduct risk, technology risk, information security risk and data risk. The pace of technological change, including in the field of AI, may heighten risks in those areas. Operational risk can result in financial losses and reputational impacts and is a component in the calculation of total RWA used in the Basel 3 capital calculation. For more information on Basel 3 calculations, see Capital Management on page 48.
FLUs and control functions are first and foremost responsible for managing all aspects of their businesses, including their compliance and operational risk. FLUs and control functions are required to understand their business processes and related risks and controls, including third-party dependencies and the related regulatory requirements, and monitor and report on the effectiveness of the control environment. In order to actively monitor and assess the performance of their processes and controls, they must conduct comprehensive quality assurance activities and identify issues and risks to remediate control gaps and weaknesses. FLUs and control functions must also adhere to compliance and operational risk appetite limits to meet strategic, capital and financial planning objectives. Finally, FLUs and control functions are responsible for the proactive identification, management and escalation of compliance and operational risks across the Corporation. Collectively, these efforts are important to strengthen their compliance and operational resiliency, which is the ability to deliver critical operations through disruption. To address AI-related risks, we have implemented internal processes and governance frameworks. These measures help with regulatory compliance and responsible use of AI across our operations.
Global Compliance and Operational Risk teams independently assess compliance and operational risk, monitor business activities and processes and evaluate FLUs and control functions for adherence to applicable LRRs, including identifying issues and risks, and reporting on the state of the control environment. Corporate Audit provides an independent assessment and validation through testing of key compliance and operational risk processes and controls across the Corporation.
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
Cybersecurity
Risk Management and Strategy
Cybersecurity is a key operational risk facing the Corporation. We, our employees, customers, regulators and third parties are ongoing targets of an increasing number of cybersecurity threats and cyberattacks and, accordingly, the Corporation devotes considerable resources to the establishment and maintenance of processes for assessing, identifying and managing cybersecurity risk through its global workforce and 24/7 cyber operations centers around the world. The Corporation takes a cross-functional approach to addressing cybersecurity risk, with our Global Technology, Global Risk Management, Legal and Corporate Audit functions playing key roles. In addition, the Corporation’s processes related to cybersecurity risk are an element of and integrated with the Corporation’s comprehensive risk program, including our risk framework. For more information on the Corporation’s Cybersecurity risk, see Item 1A. Risk Factors – Business Operations beginning on page 14. For more

Bank of America 80

information on our approach to risk management, including our risk management governance framework, see Managing Risk on page 45.
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
The Corporation seeks to mitigate cybersecurity risk and associated legal, financial, reputational, operational and/or regulatory risks by employing a multi-faceted GIS Program, through various policies and procedures, that are focused on governing, preparing for, identifying, preventing, detecting, mitigating, responding to and recovering from cybersecurity threats and incidents suffered by the Corporation and its third-party service providers, as well as effectively operating the Corporation’s processes. Our business continuity policies and procedures are designed to maintain the availability of business functions and enable impacted units within the Corporation and its third-party service providers to achieve strategic objectives in the event of a cybersecurity incident. In accordance with the Corporation’s cyber incident response framework, GIS, including its incident response team, tracks, documents, responds to and analyzes cybersecurity threats and cybersecurity incidents, including those experienced by the Corporation’s third-party service providers that may impact the Corporation. Additionally, the Corporation has a process for assembling multi-stakeholder executive response teams to monitor and coordinate cross-functional responses to certain cybersecurity incidents.
As part of the GIS Program, the Corporation leverages both internal and external assessments and industry partnerships. The Corporation engages third-party assessors, consultants, auditors and other third-party professionals to evaluate and test its cybersecurity program and provide guidance on operating and improving the GIS Program, including the design and operational effectiveness of the security and resiliency of our information systems.
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
While we and our third parties have experienced cybersecurity incidents, as well as adverse impacts from such incidents, we have not experienced material losses or other material consequences relating to cybersecurity incidents experienced by us or our third parties. However, we expect to continue to experience cybersecurity incidents resulting in adverse impacts with increased frequency and severity due to the evolving threat environment including the increasing use of AI, such as generative AI and machine learning, for cybersecurity threat and cyberattack purposes, and there can be no assurance that future cybersecurity incidents, including incidents experienced by our third parties, will not have a material adverse impact on the Corporation, including its business strategy, results of operations and/or financial condition.
Governance
Through established governance structures, the Corporation has policies and procedures to help facilitate oversight of cybersecurity risk. In accordance with these policies and procedures, the Corporation’s three lines of defense, and management, strive to prepare for, identify, prevent, detect, mitigate, respond to and recover from cybersecurity threats and incidents, monitor performance, and escalate to executive management, the committees of the Corporation’s Board and/or to the Board, as appropriate. Additionally, GIS reports cybersecurity incidents that meet certain criteria to the Legal Department for evaluation of materiality and potential escalation and disclosure, which includes the consideration of relevant quantitative and qualitative factors.
The Board is actively engaged in the oversight of the GIS Program and devotes time and attention to the oversight and mitigation of cybersecurity risk. The Board, which includes members with technology and cybersecurity experience, oversees management’s approach to staffing and the policies and procedures to address cybersecurity risk. The Board and its ERC, which is responsible for reviewing cybersecurity risk, each receive regular presentations, memoranda and reports from our Chief Technology and Information Officer (CTIO) and our Chief Information Security Officer (CISO) on internal and external cybersecurity developments, threats and risks.
The Board receives prompt and timely information from management on cybersecurity incidents, including cybersecurity incidents experienced by the Corporation’s third-party service providers, that may pose significant risk to the Corporation, and continues to receive regular reports on any such incidents until their conclusion. Additionally, the Board receives quarterly reports on the performance metrics for the GIS Program and the performance of the Corporation’s cybersecurity risk appetite metrics, including metrics on vulnerabilities and third-party cybersecurity risks and incidents, and is notified promptly if a Board-level cybersecurity risk limit is breached.
Our ERC also annually reviews and approves our GIS Program and our Information Security Policy, which establish administrative, technical, and physical safeguards designed to protect the security, confidentiality, availability and integrity of customer records and information in accordance with the Gramm-Leach-Bliley Act and the interagency guidelines issued thereunder, and applicable laws globally.
Under the Board’s oversight, management works closely with key stakeholders, including regulators, government agencies, law enforcement, peer institutions and industry groups, and develops and invests in talent and innovative technology in order to better manage cybersecurity risk.
Our most senior cybersecurity employees are the CTIO and CISO, who are primarily responsible for managing and assessing cybersecurity risk. The CISO oversees a team of more than 3,400 information security professionals spanning the globe. The CISO and the GIS senior leadership team have deep cybersecurity expertise, with over 200 years of collective

81 Bank of America

experience working in the cybersecurity field, at the Corporation, in government, and other companies in various industries. Additionally, certain members of the GIS leadership team hold leadership roles in sector-specific information and infrastructure security organizations, including the Financial Services Information Sharing and Analysis Center and the Financial Services Sector Coordinating Council. Employees across the Corporation also play a role in protecting the Corporation from cybersecurity threats and receive periodic training and education on cybersecurity-related topics.
Reputational Risk Management
Reputational risk is the risk that negative perception of the Corporation may adversely impact profitability or operations. Reputational risk may result from many of the Corporation’s activities, including those related to the management of strategic, operational, compliance, liquidity, market (price and interest rate) and credit risks.
The Corporation manages reputational risk through established policies and controls embedded throughout its business and risk management processes. We proactively monitor and identify potential reputational risk events and have processes established to mitigate reputational risks in a timely manner. If reputational risk events occur, we focus on remediating the underlying issue and taking action to minimize damage to the Corporation’s reputation. The Corporation has processes in place to respond to events that give rise to reputational risk, including educating, using policy influencers and implementing communication strategies, as applicable, to mitigate the impact. The Corporation’s organization and governance structure provides oversight of reputational risks through management and Board or Board committees. Each FLU has a MRC that is responsible for the oversight of reputational risk, including approval for business activities that present elevated levels of reputational risks. Additionally, reputational risk reporting is provided to senior management and the Board regularly.
Climate Risk Management
Climate risk is divided into two major categories, both of which span the seven key risk types discussed in Managing Risk on page 45: (1) Physical Risk: risks related to the physical impacts of climate change, driven by extreme weather events such as hurricanes and floods, as well as chronic longer-term shifts such as rising average global temperatures and sea levels, and (2) Transition Risk: risks related to the transition to a low-carbon economy, which may entail extensive policy, legal, technology and market changes.
Physical risks of climate change, such as more frequent and severe extreme weather events, can increase the Corporation’s risks, including credit risk by diminishing borrowers’ repayment capacity or collateral values, and operational risk by negatively impacting the Corporation’s facilities, employees, or third parties. Transition risks of climate change may amplify credit risks through the financial impacts of changes in policy, technology or the market on the Corporation or our counterparties. Unanticipated market changes can lead to sudden price adjustments and give rise to heightened market risk.
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
Our Climate Risk Council consists of leaders across risk, FLU and control functions, and meets routinely to discuss our approach to managing climate-related risks. Our climate risk management efforts are overseen by an officer who reports to the CRO. The Corporation has a Climate and Environmental Risk Management function that is responsible for overseeing climate risk management. They are responsible for establishing the Climate Risk Framework (described below) and governance structure, and providing an independent assessment of enterprise-wide climate risks.
Based on the Corporation’s Risk Framework, we created our internal Climate Risk Framework, which addresses various global climate-related laws, rules, regulations and guidance. The framework describes how the Corporation identifies, measures, monitors and controls climate risk by enhancing existing risk management processes, includes examples of how climate risk manifests across the seven risk types, and details the roles and responsibilities for climate risk management across our three lines of defense (i.e., FLUs, Global Risk Management and Corporate Audit).
For more information on our governance framework, see Managing Risk on page 45. For more information on climate risk, see Item 1A. Risk Factors on page 8. For more information on climate- and sustainability-related matters and their importance in supporting our customers and clients, see the Corporation’s website, including its 2024 Sustainability at Bank of America document. The contents of the Corporation’s website, including the 2024 Sustainability at Bank of America document, are not incorporated by reference into this Annual Report on Form 10-K.
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
The determination of the allowance for credit losses is based on numerous estimates and assumptions, which require a high degree of judgment and are often interrelated. A critical judgment in the process is the weighting of our forward-looking macroeconomic scenarios that are incorporated into our quantitative models. As any one economic outlook is inherently uncertain, the Corporation uses multiple macroeconomic scenarios in its expected credit losses (ECL) calculation, which have included a baseline scenario derived from consensus estimates, an adverse scenario reflecting a moderate recession, a downside scenario reflecting continued inflation and interest rates above the baseline scenario, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall economic outlook is weighted to reflect a moderate growth environment, with lower gross domestic product (GDP) growth and higher unemployment rate expectations as compared to what we experienced in 2024. Generally, as the consensus estimates improve or deteriorate, the allowance for credit losses will change in a similar direction.
There are multiple variables that drive the macroeconomic scenarios with the key variables including, but not limited to, U.S. real GDP and unemployment rates. As of December 31, 2024, the latest consensus estimate for the U.S. average unemployment rate for the fourth quarter of 2024 was 4.2 percent, and U.S. real GDP was forecasted to grow 2.4 percent year-over-year in the fourth quarter of 2024, reflecting a strong labor market and steady growth compared to our macroeconomic outlook as of December 31, 2023, and were factored into our allowance for credit losses estimate as of December 31, 2024. In addition, the table below presents the weighted macroeconomic outlook for U.S. average unemployment rate and U.S. real GDP.

Table 45	Key Allowance Variables

	Quarterly Average
	4Q Year 1 (1)	4Q Year 2 (1)
U.S. Unemployment
December 31, 2023 forecast	4.9%	4.9%
December 31, 2024 forecast	4.8	4.7

	Year-Over-Year
	4Q Year 1 (1)	4Q Year 2 (1)
U.S. Real GDP Growth
December 31, 2023 forecast	0.3%	1.4%
December 31, 2024 forecast	1.4	1.8
(1)Represents the forecasted weighted economic outlook one and two years out from the reporting date.
In addition to the above judgments and estimates, the allowance for credit losses can also be impacted by unanticipated changes in asset quality of the portfolio, such as increases or decreases in credit and/or internal risk ratings in our commercial portfolio, improvement or deterioration in borrower delinquencies or credit scores in our credit card portfolio and increases or decreases in home prices, which is a primary driver of LTVs, in our consumer real estate portfolio, all of which have some degree of uncertainty. The allowance for credit losses decreased $215 million from $14.6 billion at December 31, 2023 to $14.3 billion at December 31, 2024, primarily due to a reserve release in our commercial portfolio due to a favorable macroeconomic environment and reduced exposure in our commercial real estate portfolio.
To provide an illustration of the sensitivity of the macroeconomic scenarios and other assumptions on the estimate of our allowance for credit losses, the Corporation compared the December 31, 2024 modeled ECL from the baseline scenario to our adverse scenario. Relative to the baseline scenario, the adverse scenario assumed a peak U.S. unemployment rate of over two percentage points higher than the baseline scenario, a decline in U.S. real GDP followed by a prolonged recovery and a lower home price outlook with a difference of approximately 19 percent at the trough. This sensitivity analysis resulted in a hypothetical increase in the allowance for credit losses of approximately $4.8 billion.
While the sensitivity analysis may be useful to consider how changes in certain macroeconomic assumptions could impact our baseline ECLs, it should not be relied upon as a forecast of how our allowance for credit losses is expected to change in a different macroeconomic outlook. Ultimately, the estimate of the allowance for credit losses is dependent upon a variety of potential factors including, but not limited to, qualitative assessments, weighting of alternate macroeconomic scenarios and changes in portfolio mix that would need to be considered comprehensively in determining the allowance for credit losses. Due to the uncertainty in predicting these factors, they are not incorporated into the sensitivity analysis.
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

83 Bank of America

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
Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace, or when previously insignificant unobservable and observable inputs become significant, respectively. For more information on transfers into and out of Level 3 during 2024, 2023 and 2022, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
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
Goodwill and Intangible Assets
The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles and Note 7 – Goodwill and Intangible Assets.

Table 46	Goodwill by Reporting Segment

	December 31
(Dollars in millions)	2024	2023
Consumer Banking	$30,137	$30,137
Global Wealth and Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total	$69,021	$69,021
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

Bank of America 84

Non-GAAP Reconciliations
Tables 47 and 48 provide reconciliations of certain non-GAAP financial measures to GAAP financial measures.

Table 47	Annual Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, shares in thousands)	2024	2023	2022
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$294,014	$283,353	$270,299
Goodwill	(69,021)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(1,961)	(2,039)	(2,117)
Related deferred tax liabilities	866	893	922
Tangible shareholders’ equity	$223,898	$213,185	$200,082
Preferred stock	(26,487)	(28,397)	(28,318)
Tangible common shareholders’ equity	$197,411	$184,788	$171,764
Reconciliation of year-end shareholders’ equity to year-end tangible shareholders’ equity and year-end tangible common shareholders’ equity
Shareholders’ equity	$295,559	$291,646	$273,197
Goodwill	(69,021)	(69,021)	(69,022)
Intangible assets (excluding MSRs)	(1,919)	(1,997)	(2,075)
Related deferred tax liabilities	851	874	899
Tangible shareholders’ equity	$225,470	$221,502	$202,999
Preferred stock	(23,159)	(28,397)	(28,397)
Tangible common shareholders’ equity	$202,311	$193,105	$174,602
Reconciliation of year-end assets to year-end tangible assets
Assets	$3,261,519	$3,180,151	$3,051,375
Goodwill	(69,021)	(69,021)	(69,022)
Intangible assets (excluding MSRs)	(1,919)	(1,997)	(2,075)
Related deferred tax liabilities	851	874	899
Tangible assets	$3,191,430	$3,110,007	$2,981,177
(1)Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 30.

Table 48	Quarterly Reconciliations to GAAP Financial Measures (1)

	2024 Quarters				2023 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$295,134	$294,985	$293,403	$292,511	$288,618	$284,975	$282,425	$277,252
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(1,932)	(1,951)	(1,971)	(1,990)	(2,010)	(2,029)	(2,049)	(2,068)
Related deferred tax liabilities	859	864	869	874	886	890	895	899
Tangible shareholders’ equity	$225,040	$224,877	$223,280	$222,374	$218,473	$214,815	$212,249	$207,061
Preferred stock	(23,493)	(25,984)	(28,113)	(28,397)	(28,397)	(28,397)	(28,397)	(28,397)
Tangible common shareholders’ equity	$201,547	$198,893	$195,167	$193,977	$190,076	$186,418	$183,852	$178,664
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$295,559	$296,512	$293,892	$293,552	$291,646	$287,064	$283,319	$280,196
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,022)
Intangible assets (excluding MSRs)	(1,919)	(1,938)	(1,958)	(1,977)	(1,997)	(2,016)	(2,036)	(2,055)
Related deferred tax liabilities	851	859	864	869	874	886	890	895
Tangible shareholders’ equity	$225,470	$226,412	$223,777	$223,423	$221,502	$216,913	$213,152	$210,014
Preferred stock	(23,159)	(24,554)	(26,548)	(28,397)	(28,397)	(28,397)	(28,397)	(28,397)
Tangible common shareholders’ equity	$202,311	$201,858	$197,229	$195,026	$193,105	$188,516	$184,755	$181,617
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,261,519	$3,324,293	$3,257,996	$3,273,803	$3,180,151	$3,153,090	$3,123,198	$3,194,657
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,022)
Intangible assets (excluding MSRs)	(1,919)	(1,938)	(1,958)	(1,977)	(1,997)	(2,016)	(2,036)	(2,055)
Related deferred tax liabilities	851	859	864	869	874	886	890	895
Tangible assets	$3,191,430	$3,254,193	$3,187,881	$3,203,674	$3,110,007	$3,082,939	$3,053,031	$3,124,475
(1)Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 30.

85 Bank of America

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 74 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2024, the Corporation’s internal control over financial reporting is effective.
The Corporation’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024.
Brian T. Moynihan
Chair, Chief Executive Officer and President

Alastair M. Borthwick
Chief Financial Officer

87 Bank of America

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bank of America Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bank of America Corporation and its subsidiaries (the “Corporation”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Allowance for Loan and Lease Losses - Commercial and Consumer Card Loans
As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan and lease losses represents management’s estimate of the expected credit losses in the Corporation’s loan and lease portfolio, excluding loans and unfunded lending commitments accounted for under the fair value option. As of December 31, 2024, the allowance for loan and lease losses was $13.2 billion on total loans and leases of $1,091.6 billion, which excludes loans accounted for under the fair value option. For commercial and consumer card loans, the expected credit loss is typically estimated using quantitative methods that consider a variety of factors such as historical

Bank of America 88

loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. In its loss forecasting framework, the Corporation incorporates forward looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels and corporate bond spreads. The scenarios that are chosen and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. Also included in the allowance for loan and lease losses are qualitative reserves to cover losses that are expected but, in the Corporation's assessment, may not be adequately reflected in the quantitative methods or the economic assumptions. Factors that the Corporation considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, the Corporation considers the inherent uncertainty in quantitative models that are built on historical data.
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
Valuation of Certain Level 3 Financial Instruments
As described in Notes 1 and 20 to the consolidated financial statements, the Corporation carries certain financial instruments at fair value, which includes $10.0 billion of assets and $6.3 billion of liabilities classified as Level 3 fair value measurements that are valued on a recurring basis and $3.1 billion of assets classified as Level 3 fair value measurements that are valued on a nonrecurring basis, for which the determination of fair value requires significant management judgment or estimation. The Corporation determines the fair value of Level 3 financial instruments using pricing models, discounted cash flow methodologies, or similar techniques that require inputs that are both unobservable and are significant to the overall fair value measurement. Unobservable inputs, such as volatility or implied yield, may be determined using quantitative-based extrapolations, pricing models or other internal methodologies which incorporate management estimates and available market information.
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
February 25, 2025

We have served as the Corporation’s auditor since 1958.

89 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

(In millions, except per share information)	2024	2023	2022
Net interest income
Interest income	$146,607	$130,262	$72,565
Interest expense	90,547	73,331	20,103
Net interest income	56,060	56,931	52,462

Noninterest income
Fees and commissions	36,291	32,009	33,212
Market making and similar activities	12,967	12,732	12,075
Other income (loss)	(3,431)	(3,091)	(2,799)
Total noninterest income	45,827	41,650	42,488
Total revenue, net of interest expense	101,887	98,581	94,950

Provision for credit losses	5,821	4,394	2,543

Noninterest expense
Compensation and benefits	40,182	38,330	36,447
Occupancy and equipment	7,289	7,164	7,071
Information processing and communications	7,231	6,707	6,279
Product delivery and transaction related	3,494	3,608	3,653
Professional fees	2,669	2,159	2,142
Marketing	1,956	1,927	1,825
Other general operating	3,991	5,950	4,021
Total noninterest expense	66,812	65,845	61,438
Income before income taxes	29,254	28,342	30,969
Income tax expense	2,122	1,827	3,441
Net income	$27,132	$26,515	$27,528
Preferred stock dividends	1,629	1,649	1,513
Net income applicable to common shareholders	$25,503	$24,866	$26,015

Per common share information
Earnings	$3.25	$3.10	$3.21
Diluted earnings	3.21	3.08	3.19
Average common shares issued and outstanding	7,855.5	8,028.6	8,113.7
Average diluted common shares issued and outstanding	7,935.8	8,080.5	8,167.5

Consolidated Statement of Comprehensive Income

(Dollars in millions)	2024	2023	2022
Net income	$27,132	$26,515	$27,528
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	158	573	(6,028)
Net change in debit valuation adjustments	(127)	(686)	755
Net change in derivatives	2,428	3,919	(10,055)
Employee benefit plan adjustments	131	(439)	(667)
Net change in foreign currency translation adjustments	(87)	1	(57)
Other comprehensive income (loss)	2,503	3,368	(16,052)
Comprehensive income (loss)	$29,635	$29,883	$11,476

See accompanying Notes to Consolidated Financial Statements.

Bank of America 90

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	December 31
(Dollars in millions)	December 31 2024	December 31 2023
Assets
Cash and due from banks	$26,003	$27,892
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	264,111	305,181
Cash and cash equivalents	290,114	333,073
Time deposits placed and other short-term investments	6,372	8,346
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $144,501 and $133,053 measured at fair value)	274,709	280,624
Trading account assets (includes $170,328 and $130,815 pledged as collateral)	314,460	277,354
Derivative assets	40,948	39,323
Debt securities:
Carried at fair value	358,607	276,852
Held-to-maturity, at cost (fair value $450,548 and $496,597)	558,677	594,555
Total debt securities	917,284	871,407
Loans and leases (includes $4,249 and $3,569 measured at fair value)	1,095,835	1,053,732
Allowance for loan and lease losses	(13,240)	(13,342)
Loans and leases, net of allowance	1,082,595	1,040,390
Premises and equipment, net	12,168	11,855
Goodwill	69,021	69,021
Loans held-for-sale (includes $2,214 and $2,059 measured at fair value)	9,545	6,002
Customer and other receivables	82,247	81,881
Other assets (includes $13,176 and $11,861 measured at fair value)	162,056	160,875
Total assets	$3,261,519	$3,180,151

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$507,561	$530,619
Interest-bearing (includes $310 and $284 measured at fair value)	1,329,014	1,273,904
Deposits in non-U.S. offices:
Noninterest-bearing	16,297	16,427
Interest-bearing	112,595	102,877
Total deposits	1,965,467	1,923,827
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $192,859 and $178,609 measured at fair value)	331,758	283,887
Trading account liabilities	92,543	95,530
Derivative liabilities	39,353	43,432
Short-term borrowings (includes $6,245 and $4,690 measured at fair value)	43,391	32,098
Accrued expenses and other liabilities (includes $13,199 and $11,473 measured at fair value and $1,096 and $1,209 of reserve for unfunded lending commitments)	210,169	207,527
Long-term debt (includes $50,005 and $42,809 measured at fair value)	283,279	302,204
Total liabilities	2,965,960	2,888,505
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 12 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,877,917 and 4,088,099 shares	23,159	28,397
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,610,862,311 and 7,895,457,665 shares	45,336	56,365
Retained earnings	242,349	224,672
Accumulated other comprehensive income (loss)	(15,285)	(17,788)
Total shareholders’ equity	295,559	291,646
Total liabilities and shareholders’ equity	$3,261,519	$3,180,151

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,575	$6,054
Loans and leases	19,144	18,276
Allowance for loan and lease losses	(919)	(826)
Loans and leases, net of allowance	18,225	17,450
All other assets	319	269
Total assets of consolidated variable interest entities	$24,119	$23,773
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $23 of non-recourse short-term borrowings)	$3,329	$2,957
Long-term debt (includes $8,457 and $8,456 of non-recourse debt)	8,457	8,456
All other liabilities (includes $21 and $19 of non-recourse liabilities)	21	19
Total liabilities of consolidated variable interest entities	$11,807	$11,432
See accompanying Notes to Consolidated Financial Statements.

91 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2021	$24,708	8,077.8	$62,398	$188,064	$(5,104)	$270,066
Net income				27,528		27,528
Net change in debt securities					(6,028)	(6,028)
Net change in debit valuation adjustments					755	755
Net change in derivatives					(10,055)	(10,055)
Employee benefit plan adjustments					(667)	(667)
Net change in foreign currency translation adjustments					(57)	(57)
Dividends declared:
Common				(6,963)		(6,963)
Preferred				(1,596)		(1,596)
Issuance of preferred stock	4,426					4,426
Redemption of preferred stock	(737)		83			(654)
Common stock issued under employee plans, net, and other		44.9	1,545	(30)		1,515
Common stock repurchased		(125.9)	(5,073)			(5,073)
Balance, December 31, 2022	$28,397	7,996.8	$58,953	$207,003	$(21,156)	$273,197
Cumulative adjustment for adoption of credit loss accounting standard				184		184
Net income				26,515		26,515
Net change in debt securities					573	573
Net change in debit valuation adjustments					(686)	(686)
Net change in derivatives					3,919	3,919
Employee benefit plan adjustments					(439)	(439)
Net change in foreign currency translation adjustments					1	1
Dividends declared:
Common				(7,374)		(7,374)
Preferred				(1,649)		(1,649)
Common stock issued under employee plans, net, and other		45.4	1,988	(7)		1,981
Common stock repurchased		(146.7)	(4,576)			(4,576)
Balance, December 31, 2023	$28,397	7,895.5	$56,365	$224,672	$(17,788)	$291,646
Net income				27,132		27,132
Net change in debt securities					158	158
Net change in debit valuation adjustments					(127)	(127)
Net change in derivatives					2,428	2,428
Employee benefit plan adjustments					131	131
Net change in foreign currency translation adjustments					(87)	(87)
Dividends declared:
Common				(7,822)		(7,822)
Preferred				(1,613)		(1,613)
Redemption of preferred stock	(5,238)			(16)		(5,254)
Common stock issued under employee plans, net, and other		46.9	2,075	(4)		2,071
Common stock repurchased		(331.5)	(13,104)			(13,104)
Balance, December 31, 2024	$23,159	7,610.9	$45,336	$242,349	$(15,285)	$295,559

See accompanying Notes to Consolidated Financial Statements.

Bank of America 92

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Dollars in millions)	2024	2023	2022
Operating activities
Net income	$27,132	$26,515	$27,528
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,821	4,394	2,543
(Gains) losses on sales of debt securities	29	405	(32)
Depreciation and amortization	2,189	2,057	1,978
Net (accretion) amortization of discount/premium on debt securities	(330)	(397)	2,072
Deferred income taxes	(1,734)	(2,011)	739
Amortization of stock-based compensation	3,433	2,942	2,862
Loans held-for-sale:
Originations and purchases	(36,198)	(15,621)	(24,862)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	31,877	16,262	31,567
Net change in:
Trading and derivative assets/liabilities	(45,504)	44,391	(95,772)
Other assets	(4,492)	(23,944)	20,799
Accrued expenses and other liabilities	1,450	(17,719)	23,029
Other operating activities, net	7,522	7,708	1,222
Net cash provided by (used in) operating activities	(8,805)	44,982	(6,327)
Investing activities
Net change in:
Time deposits placed and other short-term investments	1,974	(1,087)	(115)
Federal funds sold and securities borrowed or purchased under agreements to resell	8,415	(13,050)	(16,854)
Debt securities carried at fair value:
Proceeds from sales	69,925	101,165	69,114
Proceeds from paydowns and maturities	237,939	148,699	110,195
Purchases	(390,911)	(290,959)	(134,962)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	34,591	36,955	63,852
Purchases	—	(98)	(24,096)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	9,565	11,081	26,757
Purchases	(5,470)	(5,351)	(5,798)
Other changes in loans and leases, net	(52,576)	(17,484)	(86,010)
Other investing activities, net	(4,145)	(5,258)	(4,612)
Net cash used in investing activities	(90,693)	(35,387)	(2,529)
Financing activities
Net change in:
Deposits	41,640	(6,514)	(134,190)
Federal funds purchased and securities loaned or sold under agreements to repurchase	47,871	88,252	3,306
Short-term borrowings	12,574	5,162	3,179
Long-term debt:
Proceeds from issuance	56,683	65,396	65,910
Retirement	(70,411)	(44,571)	(34,055)
Preferred stock:
Proceeds from issuance	—	—	4,426
Redemption	(5,254)	—	(654)
Common stock repurchased	(13,104)	(4,576)	(5,073)
Cash dividends paid	(9,503)	(9,087)	(8,576)
Other financing activities, net	(127)	(717)	(312)
Net cash provided by (used in) financing activities	60,369	93,345	(106,039)
Effect of exchange rate changes on cash and cash equivalents	(3,830)	(70)	(3,123)
Net increase (decrease) in cash and cash equivalents	(42,959)	102,870	(118,018)
Cash and cash equivalents at January 1	333,073	230,203	348,221
Cash and cash equivalents at December 31	$290,114	$333,073	$230,203
Supplemental cash flow disclosures
Interest paid	$89,687	$69,604	$18,526
Income taxes paid, net	3,822	3,405	2,288

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
New Accounting Standard Adopted
Segment Reporting
The Financial Accounting Standards Board amended the segment reporting requirements to add disclosures of incremental segment expense categories. The Corporation adopted this guidance effective January 1, 2024 on a retrospective basis. The additional disclosures are included in Note 23 – Business Segment Information.
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

Bank of America 94

Valuations of derivative assets and liabilities reflect the fair value of the instrument including counterparty credit risk and the Corporation’s own credit standing, as applicable.
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
Derivatives Used For Hedge Accounting Purposes
(Accounting Hedges)
For accounting hedges, the Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various accounting hedges. The Corporation primarily uses regression analysis at the inception of a hedge and for each reporting period thereafter to assess whether the derivative used in an accounting hedge transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of a hedged item or forecasted transaction. The Corporation discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge. Additionally, the Corporation may choose to discontinue a hedge relationship at any time.
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
Securities
Debt securities are reported on the Consolidated Balance Sheet at their trade date. Their classification is dependent on the purpose for which the securities were acquired. Debt securities purchased for use in the Corporation’s trading activities are reported in trading account assets at fair value with unrealized gains and losses included in market making and similar activities. Substantially all other debt securities purchased are used in the Corporation’s asset and liability management (ALM) activities and are reported on the Consolidated Balance Sheet as either debt securities carried at fair value or as held-to-maturity (HTM) debt securities. Debt securities carried at fair value are either available-for-sale (AFS) securities with unrealized gains and losses net-of-tax included in accumulated OCI or carried at fair value with unrealized gains and losses reported in market making and similar activities. HTM debt securities are debt securities that management has the intent and ability to hold to maturity and are reported at amortized cost. If more than 85 percent of the principal has been collected on level-payment mortgage-backed HTM debt securities since their acquisition, the debt securities, if disposed, are treated as matured for classification purposes.
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

95 Bank of America

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
Loans and Leases
Loans, with the exception of loans accounted for under the fair value option, are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a constant effective yield methodology. The Corporation elects to account for certain consumer and commercial loans under the fair value option with interest reported in interest income and changes in fair value reported in market making and similar activities or other income.
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

Bank of America 96

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

97 Bank of America

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
Credit card and other unsecured consumer loans are charged off when the loan becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy or upon confirmation of fraud. These loans continue to accrue interest until they are charged off and, therefore, are not reported as nonperforming loans. Consumer vehicle loans are placed on nonaccrual status when they become 90 days past due, within 60 days after receipt of notification of bankruptcy or death or upon confirmation of fraud, unless the borrower’s performance indicates that repayment is likely to occur. These loans are charged off to the estimated fair value of the collateral less expected disposal costs when the loans become 120 days past due, upon repossession of the collateral, within 60 days after receipt of notification of bankruptcy or death or upon confirmation of fraud, and when the borrower’s ability to pay cannot be validated. If repossession of the collateral is not expected, the loans are fully charged off.
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

Bank of America 98

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

For intangible assets subject to amortization, an impairment loss is recognized if the carrying value of the intangible asset is not recoverable and exceeds fair value. The carrying value of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. Intangible assets deemed to have indefinite useful lives are not subject to amortization and are assessed for impairment when events or circumstances indicate the carrying value of the intangible asset exceeds its fair value.
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

99 Bank of America

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

Bank of America 100

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
Other Revenue Measurement and Recognition Policies
The Corporation did not disclose the value of any open performance obligations at December 31, 2024, as its contracts with customers generally have a fixed term that is less than one year, an open term with a cancellation period that is less than one year, or provisions that allow the Corporation to recognize revenue at the amount it has the right to invoice.
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

101 Bank of America

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for 2024, 2023 and 2022. For more information, see Note 1 – Summary of Significant Accounting Principles. For a disaggregation of noninterest income by business segment and All Other, see Note 23 – Business Segment Information.

(Dollars in millions)	2024	2023	2022
Net interest income
Interest income
Loans and leases	$61,993	$57,124	$37,919
Debt securities	26,007	20,226	17,127
Federal funds sold and securities borrowed or purchased under agreements to resell	19,911	18,679	4,560
Trading account assets	10,376	8,773	5,521
Other interest income (1)	28,320	25,460	7,438
Total interest income	146,607	130,262	72,565

Interest expense
Deposits	38,442	26,163	4,718
Short-term borrowings	34,538	30,553	6,978
Trading account liabilities	2,191	2,043	1,538
Long-term debt	15,376	14,572	6,869
Total interest expense	90,547	73,331	20,103
Net interest income	$56,060	$56,931	$52,462

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$4,013	$3,983	$4,096
Other card income	2,271	2,071	1,987
Total card income	6,284	6,054	6,083
Service charges
Deposit-related fees	4,708	4,382	5,190
Lending-related fees	1,347	1,302	1,215
Total service charges	6,055	5,684	6,405
Investment and brokerage services
Asset management fees	13,875	12,002	12,152
Brokerage fees	3,891	3,561	3,749
Total investment and brokerage services	17,766	15,563	15,901
Investment banking fees
Underwriting income	3,275	2,235	1,970
Syndication fees	1,221	898	1,070
Financial advisory services	1,690	1,575	1,783
Total investment banking fees	6,186	4,708	4,823
Total fees and commissions	36,291	32,009	33,212
Market making and similar activities	12,967	12,732	12,075
Other income (loss)	(3,431)	(3,091)	(2,799)
Total noninterest income	$45,827	$41,650	$42,488
(1)Includes interest income on interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks of $16.8 billion, $16.0 billion, and $2.6 billion for 2024, 2023, and 2022.
(2)Gross interchange fees and merchant income were $13.6 billion, $13.3 billion and $12.9 billion for 2024, 2023 and 2022, respectively, and are presented net of $9.5 billion, $9.3 billion and $8.8 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

Bank of America 102

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the
Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2024 and 2023. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		December 31, 2024
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$20,962.1	$71.9	$7.6	$79.5	$61.1	$15.2	$76.3
Futures and forwards	3,383.0	4.5	—	4.5	4.2	—	4.2
Written options (2)	1,931.2	—	—	—	29.0	—	29.0
Purchased options (3)	1,789.1	29.2	—	29.2	—	—	—
Foreign exchange contracts
Swaps	2,204.0	46.8	0.1	46.9	47.4	—	47.4
Spot, futures and forwards	4,273.5	55.4	2.1	57.5	52.4	0.4	52.8
Written options (2)	652.6	—	—	—	10.7	—	10.7
Purchased options (3)	578.3	10.5	—	10.5	—	—	—
Equity contracts
Swaps	520.4	12.8	—	12.8	14.2	—	14.2
Futures and forwards	129.0	2.3	—	2.3	1.5	—	1.5
Written options (2)	831.6	—	—	—	55.1	—	55.1
Purchased options (3)	770.1	50.1	—	50.1	—	—	—
Commodity contracts
Swaps	64.8	2.1	—	2.1	3.6	—	3.6
Futures and forwards	165.8	4.0	—	4.0	2.3	0.8	3.1
Written options (2)	69.5	—	—	—	2.7	—	2.7
Purchased options (3)	75.2	2.9	—	2.9	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	408.3	1.7	—	1.7	2.6	—	2.6
Total return swaps/options	98.0	1.0	—	1.0	0.7	—	0.7
Written credit derivatives:
Credit default swaps	388.2	2.0	—	2.0	1.6	—	1.6
Total return swaps/options	81.4	1.1	—	1.1	0.2	—	0.2
Gross derivative assets/liabilities		$298.3	$9.8	$308.1	$289.3	$16.4	$305.7
Less: Legally enforceable master netting agreements				(237.1)			(237.1)
Less: Cash collateral received/paid				(30.1)			(29.2)
Total derivative assets/liabilities				$40.9			$39.4
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $406 million and $361.2 billion at December 31, 2024.

103 Bank of America

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance
Sheet at December 31, 2024 and 2023 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash.

Bank of America 104

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	December 31, 2024		December 31, 2023
Interest rate contracts
Over-the-counter	$108.8	$103.9	$119.2	$117.7
Exchange-traded	0.1	0.1	0.2	0.2
Over-the-counter cleared	3.4	3.6	4.4	3.3
Foreign exchange contracts
Over-the-counter	112.7	109.1	89.7	90.4
Over-the-counter cleared	0.5	0.5	0.2	0.2
Equity contracts
Over-the-counter	24.6	31.1	24.7	32.2
Exchange-traded	39.8	38.5	34.4	33.9
Commodity contracts
Over-the-counter	6.2	7.0	6.6	8.4
Exchange-traded	2.0	1.6	2.3	2.1
Over-the-counter cleared	0.3	0.5	0.4	0.5
Credit derivatives
Over-the-counter	5.8	5.0	5.7	5.6
Total gross derivative assets/liabilities, before netting
Over-the-counter	258.1	256.1	245.9	254.3
Exchange-traded	41.9	40.2	36.9	36.2
Over-the-counter cleared	4.2	4.6	5.0	4.0
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(224.2)	(223.5)	(212.1)	(218.9)
Exchange-traded	(39.0)	(39.0)	(35.4)	(35.4)
Over-the-counter cleared	(4.0)	(3.8)	(3.5)	(3.5)
Derivative assets/liabilities, after netting	37.0	34.6	36.8	36.7
Other gross derivative assets/liabilities (2)	3.9	4.8	2.5	6.7
Total derivative assets/liabilities	40.9	39.4	39.3	43.4
Less: Financial instruments collateral (3)	(18.1)	(14.2)	(15.5)	(13.0)
Total net derivative assets/liabilities	$22.8	$25.2	$23.8	$30.4
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
ALM and Risk Management Derivatives
The Corporation’s ALM and risk management activities include the use of derivatives to mitigate risk to the Corporation, including derivatives designated in qualifying hedge accounting relationships and derivatives used in other risk management activities. Interest rate, foreign exchange, equity, commodity and credit contracts are utilized in the Corporation's ALM and risk management activities.
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
Market risk, including interest rate risk, can be substantial in the mortgage business. Market risk in the mortgage business is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To mitigate the interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments, including purchased options and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and eurodollar futures to hedge certain market risks of MSRs.
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for 2024, 2023 and 2022.

Gains and Losses on Derivatives and Hedged Items Designated in Fair Value Hedges

	Derivative			Hedged Item
(Dollars in millions)	2024	2023	2022	2024	2023	2022
Interest rate risk on long-term debt (1)	$(2,713)	$3,594	$(26,654)	$2,669	$(3,652)	$26,825
Interest rate and foreign currency risk (2)	500	(17)	(120)	(486)	27	119
Interest rate risk on available-for-sale securities (3)	2,279	(3,518)	21,991	(2,322)	3,417	(22,280)
Price risk on commodity inventory (4)	(577)	2	674	577	(2)	(674)
Total	$(511)	$61	$(4,109)	$438	$(210)	$3,990
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For 2024, 2023 and 2022, the derivative amount includes gains (losses) of $22 million, $6 million and $0 in interest income, $0, $13 million and $(37) million in interest expense, $463 million, $(51) million and $(81) million in market making and similar activities, and $15 million, $15 million and $(2) million in accumulated OCI, respectively. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
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

Designated Fair Value Hedged Assets and Liabilities

	December 31, 2024		December 31, 2023
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$188,202	$(7,263)	$203,986	$(5,767)
Available-for-sale debt securities (2, 3)	244,664	(4,764)	134,077	(1,793)
Trading account assets (4)	3,639	101	7,475	414
(1)Increase (decrease) to carrying value.
(2)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At December 31, 2024 and 2023, the amortized cost of the closed portfolios used in these hedging relationships was $34.8 billion and $39.1 billion, of which $26.1 billion and $22.5 billion were designated in a portfolio layer hedging relationship. At December 31, 2024 and 2023, the cumulative adjustment associated with these hedging relationships was a decrease of $435 million and an increase of $48 million.
(3)Carrying value represents amortized cost.
(4)Represents hedging activities related to certain commodities inventory.
At December 31, 2024 and 2023, the fair value adjustments from de-designated long-term debt hedges decreased the long-term debt carrying value by $11.2 billion and $10.5 billion. The fair value adjustments from de-designated AFS debt securities hedges decreased the AFS debt securities carrying value by $4.4 billion and $5.6 billion at December 31, 2024 and 2023. The fair value adjustments are being amortized or accreted into interest over the contractual lives of the assets or liabilities.
Cash Flow and Net Investment Hedges
The following table summarizes certain information related to cash flow hedges and net investment hedges for 2024, 2023 and 2022. Of the $5.6 billion after-tax net loss ($7.5 billion pretax) on derivatives in accumulated OCI at December 31, 2024, losses of $2.5 billion after-tax ($3.4 billion pretax) related to both open and closed cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately five years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately four years, with the aggregated amount beyond this time period being insignificant.
On November 15, 2023, Bloomberg Index Services Limited announced the permanent cessation of the Bloomberg Short-Term Bank Yield Index (BSBY) and all its tenors effective after final publication on November 15, 2024. The Corporation determined that certain forecasted BSBY-indexed interest payments, which had been designated in cash flow hedges, were no longer expected to occur beyond November 15, 2024 as they would transition to a new reference rate. Accordingly, during the fourth quarter of 2023, the Corporation reclassified $2.0 billion of pretax loss from accumulated OCI into market making and similar activities for the amount related to these forecasted transactions.

Bank of America 106

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives			Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	2024	2023	2022	2024	2023	2022
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$389	$1,995	$(13,492)	$(2,826)	$(3,176)	$(338)
Price risk on forecasted MBS purchases (1)	—	6	(129)	(9)	(2)	11
Price risk on certain compensation plans (2)	29	48	(88)	35	25	29
Total	$418	$2,049	$(13,709)	$(2,800)	$(3,153)	$(298)
Net investment hedges
Foreign exchange risk (3)	$2,624	$(808)	$1,710	$(146)	$143	$3
(1)Amounts reclassified from accumulated OCI are recorded in interest income and market making and similar activities in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. Amounts excluded from effectiveness testing and recognized in market making and similar activities were gains (losses) of $252 million, $195 million and $(38) million in 2024, 2023 and 2022, respectively.
Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for 2024, 2023 and 2022. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

(Dollars in millions)	2024	2023	2022
Interest rate risk on mortgage activities (1, 2)	$(49)	$16	$(326)
Credit risk on loans (2)	(52)	(70)	(37)
Interest rate and foreign currency risk on asset and liability management activities (3)	952	777	4,713
Price risk on certain compensation plans (4)	427	584	(1,073)
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At December 31, 2024 and 2023, the Corporation had transferred $3.9 billion and $4.1 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $3.9 billion and $4.2 billion at the transfer dates. At December 31, 2024 and 2023, the fair value of the transferred securities was $3.6 billion and $4.1 billion.
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
The following table, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for 2024, 2023 and 2022. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 23 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The following table is not presented on an FTE basis.

107 Bank of America

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	2024
Interest rate risk	$2,245	$1,378	$420	$4,043
Foreign exchange risk	1,866	120	98	2,084
Equity risk	7,065	(1,485)	1,861	7,441
Credit risk	1,206	2,465	596	4,267
Other risk (2)	394	94	(406)	82
Total sales and trading revenue	$12,776	$2,572	$2,569	$17,917

	2023
Interest rate risk	$3,192	$366	$402	$3,960
Foreign exchange risk	1,800	149	87	2,036
Equity risk	6,628	(1,955)	1,774	6,447
Credit risk	1,205	2,462	340	4,007
Other risk (2)	602	(155)	(67)	380
Total sales and trading revenue	$13,427	$867	$2,536	$16,830

	2022
Interest rate risk	$1,919	$1,619	$392	$3,930
Foreign exchange risk	1,981	46	(44)	1,983
Equity risk	6,077	(1,288)	1,757	6,546
Credit risk	592	2,228	177	2,997
Other risk (2)	835	(171)	15	679
Total sales and trading revenue	$11,404	$2,434	$2,297	$16,135
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $2.1 billion, $2.0 billion and $2.0 billion in 2024, 2023 and 2022, respectively.
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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at December 31, 2024 and 2023 are summarized in the following table.

Bank of America 108

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	December 31, 2024
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$3	$24	$16	$43
Non-investment grade	33	304	752	441	1,530
Total	33	307	776	457	1,573
Total return swaps/options:
Investment grade	93	—	—	—	93
Non-investment grade	145	—	—	—	145
Total	238	—	—	—	238
Total credit derivatives	$271	$307	$776	$457	$1,811
Credit-related notes:
Investment grade	$—	$—	$9	$715	$724
Non-investment grade	5	5	37	1,119	1,166
Total credit-related notes	$5	$5	$46	$1,834	$1,890
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$35,634	$87,302	$150,225	$21,482	$294,643
Non-investment grade	15,070	30,255	43,969	4,233	93,527
Total	50,704	117,557	194,194	25,715	388,170
Total return swaps/options:
Investment grade	54,041	1,288	1,185	238	56,752
Non-investment grade	22,762	1,452	292	98	24,604
Total	76,803	2,740	1,477	336	81,356
Total credit derivatives	$127,507	$120,297	$195,671	$26,051	$469,526

	December 31, 2023
	Carrying Value
Credit default swaps:
Investment grade	$—	$11	$26	$20	$57
Non-investment grade	38	277	601	595	1,511
Total	38	288	627	615	1,568
Total return swaps/options:
Investment grade	59	—	—	—	59
Non-investment grade	149	69	56	5	279
Total	208	69	56	5	338
Total credit derivatives	$246	$357	$683	$620	$1,906
Credit-related notes:
Investment grade	$—	$—	$—	$859	$859
Non-investment grade	—	5	16	1,103	1,124
Total credit-related notes	$—	$5	$16	$1,962	$1,983
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$33,750	$65,015	$83,313	$17,023	$199,101
Non-investment grade	18,061	32,155	33,934	5,827	89,977
Total	51,811	97,170	117,247	22,850	289,078
Total return swaps/options:
Investment grade	40,515	1,503	1,561	23	43,602
Non-investment grade	20,694	1,414	1,907	988	25,003
Total	61,209	2,917	3,468	1,011	68,605
Total credit derivatives	$113,020	$100,087	$120,715	$23,861	$357,683
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
Credit-related Contingent Features and Collateral
The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker-dealers and, to a lesser degree, with a variety of nonfinancial companies. A significant majority of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral

109 Bank of America

required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 158, the Corporation enters into legally enforceable master netting agreements that reduce risk by permitting closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2024 and 2023, the Corporation held cash and securities collateral of $105.9 billion and $104.1 billion and posted cash and securities collateral of $83.1 billion and $93.4 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At December 31, 2024, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $2.7 billion, including $1.4 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2024 and 2023, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at December 31, 2024 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at December 31, 2024

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$134	$922
Bank of America, N.A. and subsidiaries (1)	59	782

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$31	$349
Collateral posted	28	290
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
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for 2024, 2023 and 2022. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance. FVA losses have the opposite impact.

Valuation Adjustments Gains (Losses) on Derivatives (1)

(Dollars in millions)	2024	2023	2022
Derivative assets (CVA)	$31	$159	$(80)
Derivative assets/liabilities (FVA)	21	(33)	125
Derivative liabilities (DVA)	(27)	(207)	194
(1)At December 31, 2024, 2023 and 2022, cumulative CVA reduced the derivative assets balance by $328 million, $359 million and $518 million, cumulative FVA reduced the net derivative balance by $66 million, $87 million and $54 million and cumulative DVA reduced the derivative liabilities balance by $272 million, $299 million and $506 million respectively.

Bank of America 110

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and HTM debt securities at December 31, 2024 and 2023.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	December 31, 2024				December 31, 2023
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$32,781	$35	$(1,614)	$31,202	$39,195	$37	$(1,420)	$37,812
Agency-collateralized mortgage obligations	19,519	17	(218)	19,318	2,739	6	(201)	2,544
Commercial	26,032	73	(503)	25,602	10,909	40	(514)	10,435
Non-agency residential (1)	287	50	(52)	285	449	3	(70)	382
Total mortgage-backed securities	78,619	175	(2,387)	76,407	53,292	86	(2,205)	51,173
U.S. Treasury and government agencies	235,582	150	(1,153)	234,579	179,108	19	(1,461)	177,666
Non-U.S. securities	22,453	20	(42)	22,431	22,868	27	(20)	22,875
Other taxable securities	4,646	2	(45)	4,603	4,910	1	(76)	4,835
Tax-exempt securities	8,628	17	(233)	8,412	10,304	17	(221)	10,100
Total available-for-sale debt securities	349,928	364	(3,860)	346,432	270,482	150	(3,983)	266,649
Other debt securities carried at fair value (2)	12,352	59	(236)	12,175	10,202	56	(55)	10,203
Total debt securities carried at fair value	362,280	423	(4,096)	358,607	280,684	206	(4,038)	276,852
Held-to-maturity debt securities
Agency mortgage-backed securities	430,135	—	(88,458)	341,677	465,456	—	(78,930)	386,526
U.S. Treasury and government agencies	121,696	—	(18,661)	103,035	121,645	—	(17,963)	103,682
Other taxable securities	6,882	1	(1,047)	5,836	7,490	—	(1,101)	6,389
Total held-to-maturity debt securities	558,713	1	(108,166)	450,548	594,591	—	(97,994)	496,597
Total debt securities (3,4)	$920,993	$424	$(112,262)	$809,155	$875,275	$206	$(102,032)	$773,449
(1)At December 31, 2024 and 2023, the underlying collateral type included approximately 25 percent and 17 percent prime and 75 percent and 83 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 20 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $184.6 billion and $204.9 billion at December 31, 2024 and 2023.
(4)The Corporation held debt securities from FNMA and FHLMC that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $260.9 billion and $169.0 billion, and a fair value of $209.6 billion and $136.5 billion at December 31, 2024, and an amortized cost of $272.5 billion and $171.5 billion, and a fair value of $226.4 billion and $142.3 billion at December 31, 2023.
At December 31, 2024, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $2.6 billion, net of the related income tax benefit of $872 million. At December 31, 2024 and 2023, nonperforming AFS debt securities held by the Corporation were not significant.
At December 31, 2024 and 2023, $871.1 billion and $824.9 billion of AFS and HTM debt securities, which were predominantly U.S. agency and U.S. Treasury securities, have a zero credit loss assumption. For the same periods, the ECL on the remaining $37.5 billion and $40.2 billion of AFS and HTM debt securities were insignificant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles.
At December 31, 2024 and 2023, the Corporation held equity securities at an aggregate fair value of $247 million and $251 million and other equity securities, as valued under the measurement alternative, at a carrying value of $438 million and $377 million, both of which are included in other assets. At December 31, 2024 and 2023, the Corporation also held money market investments at a fair value of $1.3 billion and $1.2 billion, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for 2024, 2023 and 2022 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

(Dollars in millions)	2024	2023	2022
Gross gains	$20	$109	$1,251
Gross losses	(49)	(514)	(1,219)
Net gains (losses) on sales of AFS debt securities	$(29)	$(405)	$32
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$(7)	$(101)	$8

111 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at December 31, 2024 and 2023.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	December 31, 2024
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$2,908	$(22)	$20,085	$(1,592)	$22,993	$(1,614)
Agency-collateralized mortgage obligations	9,597	(21)	1,493	(197)	11,090	(218)
Commercial	11,486	(57)	4,667	(446)	16,153	(503)
Non-agency residential	—	—	160	(52)	160	(52)
Total mortgage-backed securities	23,991	(100)	26,405	(2,287)	50,396	(2,387)
U.S. Treasury and government agencies	75,753	(135)	69,027	(1,018)	144,780	(1,153)
Non-U.S. securities	3,367	(26)	4,906	(16)	8,273	(42)
Other taxable securities	3,192	(5)	814	(40)	4,006	(45)
Tax-exempt securities	1,025	(20)	2,194	(213)	3,219	(233)
Total AFS debt securities in a continuous unrealized loss position	$107,328	$(286)	$103,346	$(3,574)	$210,674	$(3,860)

	December 31, 2023
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$8,624	$(21)	$20,776	$(1,399)	$29,400	$(1,420)
Agency-collateralized mortgage obligations	—	—	1,701	(201)	1,701	(201)
Commercial	2,363	(27)	4,588	(487)	6,951	(514)
Non-agency residential	—	—	370	(70)	370	(70)
Total mortgage-backed securities	10,987	(48)	27,435	(2,157)	38,422	(2,205)
U.S. Treasury and government agencies	14,907	(12)	69,669	(1,449)	84,576	(1,461)
Non-U.S. securities	7,702	(8)	1,524	(12)	9,226	(20)
Other taxable securities	3,269	(19)	1,437	(57)	4,706	(76)
Tax-exempt securities	466	(5)	2,106	(216)	2,572	(221)
Total AFS debt securities in a continuous unrealized loss position	$37,331	$(92)	$102,171	$(3,891)	$139,502	$(3,983)

Bank of America 112

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at December 31, 2024 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the MBS or other ABS are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$6	2.83%	$5	4.00%	$32,770	4.56%	$32,781	4.56%
Agency-collateralized mortgage obligations	—	—	—	—	1	1.00	19,518	5.90	19,519	5.90
Commercial	142	3.80	9,630	4.20	13,722	4.26	2,551	2.77	26,045	4.09
Non-agency residential	—	—	—	—	—	—	552	11.48	552	11.48
Total mortgage-backed securities	142	3.80	9,636	4.20	13,728	4.26	55,391	5.02	78,897	4.79
U.S. Treasury and government agencies	24,484	4.58	202,038	3.82	12,910	2.78	34	3.99	239,466	3.85
Non-U.S. securities	19,865	3.20	4,391	2.25	3,861	4.56	2,526	3.77	30,643	3.29
Other taxable securities	947	5.67	3,160	5.34	397	3.52	142	4.55	4,646	5.22
Tax-exempt securities	758	2.83	3,588	3.75	982	3.27	3,300	4.10	8,628	3.75
Total amortized cost of debt securities carried at fair value	$46,196	3.98	$222,813	3.83	$31,878	3.65	$61,393	4.92	$362,280	4.02
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$10	2.60%	$430,125	2.12%	$430,135	2.12%
U.S. Treasury and government agencies	493	2.71	24,731	1.84	96,472	1.27	—	—	121,696	1.39
Other taxable securities	174	2.15	1,007	2.28	100	3.53	5,601	2.53	6,882	2.50
Total amortized cost of HTM debt securities	$667	2.56	$25,738	1.86	$96,582	1.27	$435,726	2.12	$558,713	1.96

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$5		$5		$31,192		$31,202
Agency-collateralized mortgage obligations	—		—		1		19,317		19,318
Commercial	141		9,572		13,564		2,336		25,613
Non-agency residential	—		2		—		533		535
Total mortgage-backed securities	141		9,579		13,570		53,378		76,668
U.S. Treasury and government agencies	24,556		201,280		12,597		31		238,464
Non-U.S. securities	19,682		4,391		3,892		2,492		30,457
Other taxable securities	944		3,149		378		135		4,606
Tax-exempt securities	754		3,569		963		3,126		8,412
Total debt securities carried at fair value	$46,077		$221,968		$31,400		$59,162		$358,607
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$9		$341,668		$341,677
U.S. Treasury and government agencies	490		21,791		80,754		—		103,035
Other taxable securities	170		973		69		4,624		5,836
Total fair value of HTM debt securities	$660		$22,764		$80,832		$346,292		$450,548
(1)The weighted-average yield is computed based on a constant effective yield over the contractual life of each security. The yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related open hedging derivatives.

113 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2024 and 2023.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2024
Consumer real estate
Residential mortgage	$1,222	$288	$788	$2,298	$225,901		$228,199
Home equity	80	40	127	247	25,490		25,737
Credit card and other consumer
Credit card	685	552	1,401	2,638	100,928		103,566
Direct/Indirect consumer (2)	290	113	106	509	106,613		107,122
Other consumer	—	—	—	—	151		151
Total consumer	2,277	993	2,422	5,692	459,083		464,775
Consumer loans accounted for under the fair value option (3)						$221	221
Total consumer loans and leases	2,277	993	2,422	5,692	459,083	221	464,996
Commercial
U.S. commercial	910	228	345	1,483	385,507		386,990
Non-U.S. commercial	65	17	4	86	137,432		137,518
Commercial real estate (4)	640	121	990	1,751	63,979		65,730
Commercial lease financing	32	9	19	60	15,648		15,708
U.S. small business commercial	190	94	199	483	20,382		20,865
Total commercial	1,837	469	1,557	3,863	622,948		626,811
Commercial loans accounted for under the fair value option (3)						4,028	4,028
Total commercial loans and leases	1,837	469	1,557	3,863	622,948	4,028	630,839
Total loans and leases (5)	$4,114	$1,462	$3,979	$9,555	$1,082,031	$4,249	$1,095,835
Percentage of outstandings	0.38%	0.13%	0.36%	0.87%	98.74%	0.39%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $188 million and nonperforming loans of $174 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $71 million and nonperforming loans of $107 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $229 million and nonperforming loans of $686 million. Consumer real estate loans current or less than 30 days past due includes $1.5 billion, and direct/indirect consumer includes $54 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $54.9 billion, U.S. securities-based lending loans of $48.7 billion and non-U.S. consumer loans of $2.8 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $59 million and home equity loans of $162 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.8 billion and non-U.S. commercial loans of $1.3 billion. For more information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $59.6 billion and non-U.S. commercial real estate loans of $6.1 billion.
(5)Total outstandings includes loans and leases pledged as collateral of $26.8 billion. The Corporation also pledged $305.2 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $8.0 billion and $8.7 billion at December 31, 2024 and 2023, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Nonperforming loans were $6.0 billion and $5.5 billion at December 31, 2024 and 2023. Commercial nonperforming loans were $3.3 billion and $2.8 billion at December 31, 2024 and 2023 and were primarily comprised of commercial real estate. Consumer nonperforming loans were $2.6 billion and $2.7 billion at December 31, 2024 and 2023, primarily comprised of residential mortgage.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at December 31, 2024 and 2023. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles.

115 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2024	2023	2024	2023
Residential mortgage (1)	$2,052	$2,114	$229	$252
With no related allowance (2)	1,883	1,974	—	—
Home equity (1)	409	450	—	—
With no related allowance (2)	334	375	—	—
Credit Card	n/a	n/a	1,401	1,224
Direct/indirect consumer	186	148	1	2
Total consumer	2,647	2,712	1,631	1,478
U.S. commercial	1,204	636	90	51
Non-U.S. commercial	8	175	4	4
Commercial real estate	2,068	1,927	6	32
Commercial lease financing	20	19	3	7
U.S. small business commercial	28	16	197	184
Total commercial	3,328	2,773	300	278
Total nonperforming loans	$5,975	$5,485	$1,931	$1,756
Percentage of outstanding loans and leases	0.55%	0.52%	0.18%	0.17%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2024 and 2023 residential mortgage included $119 million and $156 million of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $110 million and $96 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at December 31, 2024.

Bank of America 116

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of December 31, 2024	2024	2023	2022	2021	2020	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$215,575	$18,115	$12,910	$36,748	$71,912	$32,504	$43,386
Greater than 90 percent but less than or equal to 100 percent	1,848	724	463	471	122	31	37
Greater than 100 percent	863	428	195	144	56	15	25
Fully-insured loans	9,913	288	190	302	3,153	2,568	3,412
Total Residential Mortgage	$228,199	$19,555	$13,758	$37,665	$75,243	$35,118	$46,860

Residential Mortgage
Refreshed FICO score
Less than 620	$2,619	$172	$171	$484	$649	$427	$716
Greater than or equal to 620 and less than 680	4,687	329	337	826	1,201	736	1,258
Greater than or equal to 680 and less than 740	22,666	2,008	1,553	4,112	6,322	3,431	5,240
Greater than or equal to 740	188,314	16,758	11,507	31,941	63,918	27,956	36,234
Fully-insured loans	9,913	288	190	302	3,153	2,568	3,412
Total Residential Mortgage	$228,199	$19,555	$13,758	$37,665	$75,243	$35,118	$46,860
Gross charge-offs for the year ended December 31, 2024	$21	$2	$3	$6	$2	$1	$7

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	December 31, 2024
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$25,638	$780	$21,450	$3,408
Greater than 90 percent but less than or equal to 100 percent	51	4	42	5
Greater than 100 percent	48	3	34	11
Total Home Equity	$25,737	$787	$21,526	$3,424

Home Equity
Refreshed FICO score
Less than 620	$645	$72	$320	$253
Greater than or equal to 620 and less than 680	1,115	83	689	343
Greater than or equal to 680 and less than 740	4,373	161	3,429	783
Greater than or equal to 740	19,604	471	17,088	2,045
Total Home Equity	$25,737	$787	$21,526	$3,424
Gross charge-offs for the year ended December 31, 2024	$21	$6	$9	$6
(1)Includes reverse mortgages of $500 million and home equity loans of $287 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of December 31, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total Credit Card as of December 31, 2024	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,483	$10	$249	$452	$433	$243	$53	$43	$5,866	$5,511	$355
Greater than or equal to 620 and less than 680	2,360	9	735	699	523	272	67	55	11,580	11,250	330
Greater than or equal to 680 and less than 740	8,071	42	3,038	2,179	1,587	825	226	174	35,037	34,743	294
Greater than or equal to 740	43,141	67	17,889	11,240	7,635	3,908	1,319	1,083	51,083	51,019	64
Other internal credit metrics (2,3)	52,067	51,433	165	51	127	95	36	160	—	—	—
Total credit card and other consumer	$107,122	$51,561	$22,076	$14,621	$10,305	$5,343	$1,701	$1,515	$103,566	$102,523	$1,043
Gross charge-offs for the year ended December 31, 2024	$399	$5	$46	$144	$109	$51	$12	$32	$4,365	$4,188	$177
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $51.4 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at December 31, 2024.

117 Bank of America

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$374,380	$49,587	$33,352	$34,015	$20,801	$10,172	$34,176	$192,277
Reservable criticized	12,610	157	901	1,035	799	340	1,996	7,382
Total U.S. Commercial	$386,990	$49,744	$34,253	$35,050	$21,600	$10,512	$36,172	$199,659
Gross charge-offs for the year ended December 31, 2024	$439	$3	$122	$80	$19	$4	$63	$148

Non-U.S. Commercial
Risk ratings
Pass rated	$135,720	$27,119	$14,268	$12,220	$11,750	$1,328	$6,777	$62,258
Reservable criticized	1,798	22	180	145	310	8	106	1,027
Total Non-U.S. Commercial	$137,518	$27,141	$14,448	$12,365	$12,060	$1,336	$6,883	$63,285
Gross charge-offs for the year ended December 31, 2024	$81	$—	$41	$22	$16	$—	$—	$2

Commercial Real Estate
Risk ratings
Pass rated	$55,607	$5,422	$4,935	$10,755	$8,990	$2,911	$13,310	$9,284
Reservable criticized	10,123	41	211	3,252	2,100	588	3,372	559
Total Commercial Real Estate	$65,730	$5,463	$5,146	$14,007	$11,090	$3,499	$16,682	$9,843
Gross charge-offs for the year ended December 31, 2024	$894	$—	$—	$57	$83	$62	$663	$29

Commercial Lease Financing
Risk ratings
Pass rated	$15,417	$3,902	$3,675	$2,465	$1,921	$1,033	$2,421	$—
Reservable criticized	291	9	96	67	52	23	44	—
Total Commercial Lease Financing	$15,708	$3,911	$3,771	$2,532	$1,973	$1,056	$2,465	$—
Gross charge-offs for the year ended December 31, 2024	$2	$—	$—	$—	$2	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$9,806	$1,926	$1,887	$1,650	$1,302	$604	$1,992	$445
Reservable criticized	443	8	83	104	115	25	105	3
Total U.S. Small Business Commercial	$10,249	$1,934	$1,970	$1,754	$1,417	$629	$2,097	$448
Gross charge-offs for the year ended December 31, 2024	$30	$—	$1	$2	$1	$6	$7	$13

Total	$616,195	$88,193	$59,588	$65,708	$48,140	$17,032	$64,299	$273,235
Gross charge-offs for the year ended December 31, 2024	$1,446	$3	$164	$161	$121	$72	$733	$192
(1)Excludes $4.0 billion of loans accounted for under the fair value option at December 31, 2024.
(2)Excludes U.S. Small Business Card loans of $10.6 billion. Refreshed FICO scores for this portfolio are $699 million for less than 620; $1.2 billion for greater than or equal to 620 and less than 680; $3.0 billion for greater than or equal to 680 and less than 740; and $5.8 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $489 million.

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

Bank of America 120

During 2024, commercial reservable criticized utilized exposure increased to $26.5 billion at December 31, 2024 from $23.3 billion (to 4.01 percent from 3.74 percent of total commercial reservable utilized exposure) at December 31, 2023, primarily driven by commercial real estate and U.S. commercial.
Loan Modifications to Borrowers in Financial Difficulty
As part of its credit risk management, the Corporation may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement (modification programs).
Consumer Real Estate
The following modification programs are offered for consumer real estate loans to borrowers experiencing financial difficulties, in addition to borrowers affected by natural disasters.
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
Trial Offer and Permanent Modifications: Trial offer for modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. Some borrowers may enter into permanent modifications without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner, but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but most are in the range of 1 to 20 years. Principal forgiveness and payment deferrals were insignificant during 2024 and 2023.
The table below provides the ending amortized cost of the Corporation’s modified consumer real estate loans at December 31, 2024 and 2023.

Consumer Real Estate - Modifications to Borrowers in Financial Difficulty

	Forbearance and Other Payment Plans	Permanent Modification	Total	As a % of Financing Receivables
(Dollars in millions)	Year Ended December 31, 2024
Residential Loans	$46	$186	$232	0.10%
Home Equity	1	31	32	0.12%
Total	$47	$217	$264	0.10%

	Year Ended December 31, 2023
Residential Loans	$429	$154	$583	0.26%
Home Equity	57	31	88	0.34
Total	$486	$185	$671	0.26
The table below presents the financial effect of modified consumer real estate loans.

Financial Effect of Modified Consumer Real Estate Loans

	Year Ended December 31
	2024	2023
Forbearance and Other Payment Plans
Weighted-average duration
Residential Mortgage	7 months	8 months
Home Equity	n/a	9 months
Permanent Modifications
Weighted-average Term Extension
Residential Mortgage	9.6 years	9.9 years
Home Equity	17.7 years	17.7 years
Weighted-average Interest Rate Reduction
Residential Mortgage	1.25%	1.41%
Home Equity	2.61%	2.74%
n/a = not applicable
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, there were no commitments to lend additional funds at December 31, 2024 and 2023.

121 Bank of America

The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During 2024 and 2023, defaults of residential and home equity loans that had been modified within 12 months were $128 million and
$287 million. The table below provides aging information as of December 31, 2024 and 2023 for consumer real estate loans that were modified over the last 12 months.

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	December 31, 2024
Residential mortgage	$123	$54	$55	$232
Home equity	28	2	2	32
Total	$151	$56	$57	$264

	December 31, 2023
Residential mortgage	$334	$101	$148	$583
Home equity	58	5	25	88
Total	$392	$106	$173	$671
Consumer real estate foreclosed properties totaled $60 million and $83 million at December 31, 2024 and 2023. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at December 31, 2024 and 2023, was $464 million and $633 million. During 2024 and 2023, the Corporation reclassified $89 million and $106 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months, most of which had a 60-month term at December 31, 2024. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The December 31, 2024 amortized cost of credit card and other consumer loans that were modified through these programs during 2024 was $650 million compared to $598 million in 2023. These modifications represented 0.31 percent of outstanding credit card and other consumer loans for 2024 compared to 0.29 percent for 2023. During 2024, the financial effect of modifications resulted in a weighted-average interest rate reduction of 18.89 percent compared to 19.02 percent in 2023, and principal forgiveness of $113 million compared to $61 million in 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During 2024 and 2023, defaults of credit card and other consumer loans that had been modified within 12 months were insignificant. At December 31, 2024, modified credit card and other consumer loans to borrowers experiencing financial difficulty over the last 12 months totaled $650 million, of which $546 million were current, $58 million were 30-89 days past due, and $46 million were greater than 90 days past due. At December 31, 2023, modified credit card and other consumer loans to borrowers experiencing financial difficulty totaled $598 million, of which $491 million were current, $59 million were 30-89 days past due, and $48 million were greater than 90 days past due.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Corporation forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The following table provides the ending amortized cost of commercial loans modified during 2024 and 2023.

Bank of America 122

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables
(Dollars in millions)	Year Ended December 31, 2024
U.S. commercial	$1,266	$262	$—	$1,528	0.39%
Non-U.S. commercial	27	—	—	27	0.02
Commercial real estate	1,849	444	100	2,393	3.64
Total	$3,142	$706	$100	$3,948	0.67

	Year Ended December 31, 2023
U.S. commercial	$1,016	$30	$—	$1,046	0.29%
Non-U.S. commercial	136	—	24	160	0.13
Commercial real estate	1,656	416	—	2,072	2.84
Total	$2,808	$446	$24	$3,278	0.59
Term extensions granted increased the weighted-average life of the impacted loans by 1.7 years during 2024 compared to 1.6 years in 2023. The weighted-average duration of loan payments deferred under the Corporation’s commercial loan forbearance program was 9 months during 2024 and 2023. The deferral period for loan payments can vary, but are mostly in the range of 8 months to 24 months. Modifications of loans to troubled borrowers for Commercial Lease Financing and U.S. Small Business Commercial were not significant during 2024.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. In 2024 and 2023, defaults of commercial loans that had been modified within 12 months were $102 million and $159 million. The table below provides aging information as of December 31, 2024 and 2023 for commercial loans that were modified over the last 12 months.

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	December 31, 2024
U.S. Commercial	$1,346	$70	$112	$1,528
Non-U.S. Commercial	27	—	—	27
Commercial Real Estate	2,100	90	203	2,393
Total	$3,473	$160	$315	$3,948

	December 31, 2023
U.S. Commercial	$1,015	$3	$28	$1,046
Non-U.S. Commercial	157	3	—	160
Commercial Real Estate	1,608	122	342	2,072
Total	$2,780	$128	$370	$3,278
For 2024 and 2023, the Corporation had commitments to lend $1.3 billion and $1.2 billion to commercial borrowers experiencing financial difficulty whose loans were modified during the period.
Prior-period Troubled Debt Restructuring Disclosures
Prior to adopting the new accounting standard on loan modifications, the Corporation accounted for modifications of loans to borrowers experiencing financial difficulty as TDRs, when the modification resulted in a concession. The following discussion reflects loans that were considered TDRs prior to January 1, 2023.
Consumer Real Estate
The following table presents the December 31, 2022 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during 2022. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. Binding trial modifications are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification.
At December 31, 2022, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant.

123 Bank of America

Consumer Real Estate – TDRs Entered into During 2022

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
The table below presents the December 31, 2022 carrying value for consumer real estate loans that were modified in a TDR during 2022, by type of modification.

Consumer Real Estate – Modification Programs

TDRs Entered into During
(Dollars in millions)	2022
Modifications under government programs	$2
Modifications under proprietary programs	1,100
Loans discharged in Chapter 7 bankruptcy (1)	14
Trial modifications	90
Total modifications	$1,206
(1) Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during 2022 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

(Dollars in millions)	2022
Modifications under proprietary programs	$189
Loans discharged in Chapter 7 bankruptcy (1)	2
Trial modifications (2)	25
Total modifications	$216
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
(2)Includes trial modification offers to which the customer did not respond.
Credit Card and Other Consumer
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including December 31, 2022 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during 2022.

Credit Card and Other Consumer – TDRs Entered into During 2022

	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	December 31, 2022
Credit card	$284	$293	22.34%	3.89%
Direct/Indirect consumer	6	5	5.51	5.50
Total	$290	$298	22.06	3.92
(1) Includes accrued interest and fees.
The table below presents the December 31, 2022 carrying value for Credit Card and Other Consumer loans that were modified in a TDR during 2022 by program type.

Credit Card and Other Consumer – TDRs by Program Type (1)

(Dollars in millions)	2022
Internal programs	$251
External programs	44
Other	3
Total	$298
(1) Includes accrued interest and fees.

Bank of America 124

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for credit card and other consumer.
Commercial Loans
During 2022, the carrying value of the Corporation’s commercial loans that were modified as TDRs was $1.9 billion. At December 31, 2022, the Corporation had commitments to lend $358 million to commercial borrowers whose loans were classified as TDRs. The balance of commercial TDRs in payment default was $105 million at December 31, 2022.
Loans Held-for-sale
The Corporation had LHFS of $9.5 billion and $6.0 billion at December 31, 2024 and 2023. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $32.3 billion, $16.3 billion and $32.0 billion for 2024, 2023 and 2022. Cash used for originations and purchases of LHFS totaled $36.2 billion, $15.6 billion and $24.9 billion for 2024, 2023 and 2022. Also included were non-cash net transfers into LHFS of $0, $632 million and $1.9 billion during 2024, 2023 and 2022.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale was $4.3 billion and $4.5 billion at December 31, 2024 and 2023 and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During 2024, the Corporation reversed $856 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan compared to $584 million in 2023.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during 2024 and 2023, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles.
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
The December 31, 2024 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting continued inflation and interest rates with minimal rate cuts, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall weighted economic outlook of the above scenarios has improved compared to the weighted economic outlook estimated as of December 31, 2023. The weighted economic outlook assumes that the U.S. average unemployment rate will be just below five percent in the fourth quarter of 2025 and will remain near this level through the fourth quarter of 2026. The weighted economic outlook assumes steady growth with U.S. real gross domestic product forecasted to grow at 1.4 percent and 1.8 percent year-over-year in the fourth quarters of 2025 and 2026.
The allowance for credit losses decreased $215 million from December 31, 2023 to $14.3 billion at December 31, 2024. The change in the allowance for credit losses was comprised of a net decrease of $102 million in the allowance for loan and lease losses and a decrease of $113 million in the reserve for unfunded lending commitments. The decline in the allowance for credit losses was attributed to decreases in the commercial portfolio of $240 million and the consumer real estate portfolio of $118 million, partially offset by an increase in the credit card and other consumer portfolios of $143 million. The provision for credit losses increased $1.4 billion to $5.8 billion in 2024 compared to $4.4 billion in 2023 and $2.5 billion in 2022. The increase in provision for credit losses in 2024 was primarily driven by credit card as well as small business loan growth, and asset quality deterioration in the commercial real estate office and credit card portfolios. The increase in provision for credit losses in 2023 was driven by the Corporation’s consumer portfolio primarily due to credit card loan growth and asset quality deterioration, partially offset by improved macroeconomic conditions that primarily benefited the Corporation’s commercial portfolio.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $41.4 billion in 2024 primarily driven by commercial, which increased $36.4 billion due to broad-based growth.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

125 Bank of America

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	2024
Allowance for loan and lease losses, January 1	$386	$8,134	$4,822	$13,342
Loans and leases charged off	(42)	(5,077)	(1,935)	(7,054)
Recoveries of loans and leases previously charged off	83	798	142	1,023
Net charge-offs	41	(4,279)	(1,793)	(6,031)
Provision for loan and lease losses	(135)	4,421	1,649	5,935
Other	1	1	(8)	(6)
Allowance for loan and lease losses, December 31	293	8,277	4,670	13,240
Reserve for unfunded lending commitments, January 1	82	—	1,127	1,209
Provision for unfunded lending commitments	(26)	—	(88)	(114)
Other	1	—	—	1
Reserve for unfunded lending commitments, December 31	57	—	1,039	1,096
Allowance for credit losses, December 31	$350	$8,277	$5,709	$14,336

	2023
Allowance for loan and lease losses, December 31	$420	$6,817	$5,445	$12,682
January 1, 2023 adoption of credit loss standard	(67)	(109)	(67)	(243)
Allowance for loan and lease losses, January 1	353	6,708	5,378	12,439
Loans and leases charged off	(103)	(3,870)	(844)	(4,817)
Recoveries of loans and leases previously charged off	146	737	135	1,018
Net charge-offs	43	(3,133)	(709)	(3,799)
Provision for loan and lease losses	(19)	4,558	186	4,725
Other	9	1	(33)	(23)
Allowance for loan and lease losses, December 31	386	8,134	4,822	13,342
Reserve for unfunded lending commitments, January 1	94	—	1,446	1,540
Provision for unfunded lending commitments	(12)	—	(319)	(331)
Reserve for unfunded lending commitments, December 31	82	—	1,127	1,209
Allowance for credit losses, December 31	$468	$8,134	$5,949	$14,551

	2022
Allowance for loan and lease losses, January 1	$557	$6,476	$5,354	$12,387
Loans and leases charged off	(206)	(2,755)	(478)	(3,439)
Recoveries of loans and leases previously charged off	224	882	161	1,267
Net charge-offs	18	(1,873)	(317)	(2,172)
Provision for loan and lease losses	(164)	2,215	409	2,460
Other	9	(1)	(1)	7
Allowance for loan and lease losses, December 31	420	6,817	5,445	12,682
Reserve for unfunded lending commitments, January 1	96	—	1,360	1,456
Provision for unfunded lending commitments	(3)	—	86	83
Other	1	—	—	1
Reserve for unfunded lending commitments, December 31	94	—	1,446	1,540
Allowance for credit losses, December 31	$514	$6,817	$6,891	$14,222
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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2024 and 2023 in situations where the Corporation has a loan or security interest and involvement with transferred assets or if the Corporation otherwise has an additional interest in the VIE. The tables also present the Corporation’s maximum loss exposure at December 31, 2024 and 2023 resulting from its involvement with consolidated VIEs and unconsolidated VIEs. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during 2024, 2023 and

Bank of America 126

2022 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $1.0 billion and $989 million at December 31, 2024 and 2023.
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
The table below summarizes select information related to first-lien mortgage securitizations for 2024, 2023 and 2022.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency			Commercial Mortgage
(Dollars in millions)	2024	2023	2022	2024	2023	2022
Proceeds from loan sales (1)	$4,459	$4,513	$8,084	$13,392	$2,132	$5,853
Gains (losses) on securitizations (2)	(6)	(15)	8	164	44	46
Repurchases from securitization trusts (3)	36	33	53	—	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $33 million, $49 million and $41 million, net of hedges, during 2024, 2023 and 2022, respectively, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $84.1 billion and $92.7 billion at December 31, 2024 and 2023. Servicing fee and ancillary fee income on serviced loans was $231 million, $248 million and $274 million during 2024, 2023 and 2022, respectively. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $1.0 billion and $1.3 billion at December 31, 2024 and 2023. For more information on MSRs, see Note 20 – Fair Value Measurements.
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
Mortgage and Home Equity Securitizations
During 2024, 2023 and 2022, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $1.1 billion, $685 million and $784 million.
The following table summarizes select information related to mortgage and home equity securitization trusts in which the Corporation held a variable interest and had continuing involvement at December 31, 2024 and 2023.

127 Bank of America

Mortgage and Home Equity Securitizations

	Residential Mortgage
			Non-agency
	Agency		Prime and Alt-A		Subprime		Home Equity (1)		Commercial Mortgage
	December 31
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Unconsolidated VIEs
Maximum loss exposure (2)	$7,353	$8,190	$84	$92	$301	$657	$—	$—	$1,640	$1,558
On-balance sheet assets
Senior securities:
Trading account assets	$126	$235	$10	$13	$12	$20	$—	$—	$328	$70
Debt securities carried at fair value	2,222	2,541	—	—	416	341	—	—	—	—
Held-to-maturity securities	5,005	5,414	—	—	—	—	—	—	1,172	1,287
All other assets	—	—	3	4	23	23	—	—	41	79
Total retained positions	$7,353	$8,190	$13	$17	$451	$384	$—	$—	$1,541	$1,436
Principal balance outstanding (3)	$69,018	$76,134	$12,590	$13,963	$4,180	$4,508	$187	$252	$90,222	$80,078

Consolidated VIEs
Maximum loss exposure (2)	$1,132	$1,164	$—	$—	$—	$—	$10	$12	$—	$—
On-balance sheet assets
Trading account assets	$1,132	$1,171	$—	$—	$—	$—	$—	$—	$—	$—
Loans and leases	—	—	—	—	—	—	22	31	—	—
Allowance for loan and lease losses	—	—	—	—	—	—	6	7	—	—
All other assets	—	—	—	—	—	—	1	1	—	—
Total assets	$1,132	$1,171	$—	$—	$—	$—	$29	$39	$—	$—
Total liabilities	$—	$7	$—	$—	$—	$—	$19	$27	$—	$—
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
(2)Maximum loss exposure includes obligations under loss-sharing reinsurance and other arrangements for non-agency residential mortgage and commercial mortgage securitizations, but excludes the reserve for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For more information, see Note 12 – Commitments and Contingencies and Note 20 – Fair Value Measurements.
(3)Principal balance outstanding includes loans where the Corporation was the transferor to securitization VIEs with which it has continuing involvement, which may include servicing the loans.
Other Asset-backed Securitizations
The following paragraphs summarize select information related to other asset-backed VIEs in which the Corporation had a variable interest at December 31, 2024 and 2023.
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
At December 31, 2024 and 2023, the carrying values of the receivables in the trusts totaled $18.1 billion and $16.6 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $8.0 billion and $7.8 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $23.9 billion, $8.6 billion, and $21.8 billion of securities during 2024, 2023 and 2022, respectively. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. Securities received from the resecuritization VIEs were recognized at their fair value of $3.6 billion, $2.4 billion and $2.4 billion during 2024, 2023 and 2022, respectively. In 2024, 2023 and 2022, substantially all of the securities were classified as trading account assets. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $1.1 billion and $952 million at December 31, 2024 and 2023, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.8 billion and $1.7 billion at December 31, 2024 and 2023. The weighted-average remaining

Bank of America 128

life of bonds held in the trusts at December 31, 2024 was 11.1 years. There were no significant write-downs or downgrades of assets or issuers during 2024, 2023 and 2022.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $65 million and $80 million at December 31, 2024 and 2023.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At December 31, 2024 and 2023, the Corporation’s consolidated investment VIEs had total assets of $6 million and $472 million. The Corporation also held investments in unconsolidated VIEs with total assets of $23.0 billion and $18.4 billion at December 31, 2024 and 2023. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.5 billion and $2.6 billion at December 31, 2024 and 2023 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.0 billion and $1.1 billion at December 31, 2024 and 2023. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
The table below summarizes the maximum loss exposure and assets held by the Corporation that related to other asset-backed VIEs at December 31, 2024 and 2023.

Other Asset-backed VIEs

	Credit Card and Automobile (1)		Resecuritization Trusts and Customer VIEs		Municipal Bond Trusts and CDOs		Investment VIEs and Leveraged Lease Trusts
	December 31
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Unconsolidated VIEs
Maximum loss exposure	$—	$—	$5,300	$4,494	$1,839	$1,787	$2,454	$2,197
On-balance sheet assets
Securities (2):
Trading account assets	$—	$—	$1,641	$626	$16	$23	$354	$469
Debt securities carried at fair value	—	—	809	920	—	—	—	4
Held-to-maturity securities	—	—	1,983	2,237	—	—	—	—
Loans and leases	—	—	—	—	—	—	70	90
Allowance for loan and lease losses	—	—	—	—	—	—	(2)	(12)
All other assets	—	—	868	711	6	7	1,522	1,168
Total retained positions	$—	$—	$5,301	$4,494	$22	$30	$1,944	$1,719
Total assets of VIEs	$—	$—	$24,216	$15,862	$6,474	$9,279	$22,965	$18,398

Consolidated VIEs
Maximum loss exposure	$9,385	$8,127	$583	$1,240	$3,519	$3,136	$1,012	$1,596
On-balance sheet assets
Trading account assets	$—	$—	$1,002	$1,798	$3,436	$3,084	$5	$1
Debt securities carried at fair value	—	—	—	—	83	52	—	—
Loans and leases	18,110	16,640	—	—	—	—	1,012	1,605
Allowance for loan and lease losses	(924)	(832)	—	—	—	—	(1)	(1)
All other assets	195	163	39	38	—	—	1	15
Total assets	$17,381	$15,971	$1,041	$1,836	$3,519	$3,136	$1,017	$1,620
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$3,329	$2,934	$—	$23
Long-term debt	7,975	7,825	458	596	—	—	5	1
All other liabilities	21	19	—	—	—	—	—	—
Total liabilities	$7,996	$7,844	$458	$596	$3,329	$2,934	$5	$24
(1)At December 31, 2024 and 2023 loans and leases in the consolidated credit card trust included $4.5 billion and $3.2 billion of seller’s interest.
(2)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).
Tax Credit VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax credit VIEs were $85.7 billion and $84.1 billion as of December 31, 2024 and 2023. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments. Tax credits from investments in affordable housing are recognized ratably over a term of up to 10 years, and tax credits from renewable energy investments are recognized either at inception for transactions electing Investment Tax Credits (ITCs) or as energy is produced for transactions electing Production Tax Credits (PTCs), which is generally up to a 10-year

129 Bank of America

time period. The volume and types of investments held by the Corporation will influence the amount of tax credits recognized each period.
The Corporation’s equity investments in affordable housing and other projects totaled $16.7 billion and $15.8 billion at December 31, 2024 and 2023, which included unfunded capital contributions of $7.5 billion and $7.2 billion that are probable to be paid over the next five years. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant. During 2024, 2023 and 2022, the Corporation recognized tax credits and other tax benefits related to affordable housing equity investments of $2.2 billion, $1.9 billion and $1.5 billion, and reported pretax losses in other income of $1.6 billion, $1.5 billion and $1.2 billion. The Corporation’s equity investments in renewable energy totaled $13.0 billion and $14.2 billion at December 31, 2024 and 2023. In addition, the Corporation had unfunded capital contributions for renewable energy investments of $4.6 billion and $6.2 billion at December 31, 2024 and 2023, which are contingent on various conditions precedent to funding over the next two years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. During 2024, 2023 and 2022, the Corporation recognized tax credits and other tax benefits related to renewable energy equity investments of $3.9 billion, $4.0 billion and $2.9 billion and reported pretax losses in other income of $3.0 billion, $3.1 billion and $2.1 billion. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities.
The table below summarizes select information related to unconsolidated tax credit VIEs in which the Corporation held a variable interest at December 31, 2024 and 2023.

Unconsolidated Tax Credit VIEs

	December 31
(Dollars in millions)	2024	2023
Maximum loss exposure	$29,727	$30,040
On-balance sheet assets
All other assets	29,727	30,040
Total	$29,727	$30,040
On-balance sheet liabilities
All other liabilities	7,599	7,254
Total	$7,599	$7,254
Total assets of VIEs	$85,654	$84,148
NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at December 31, 2024 and 2023. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

	December 31
(Dollars in millions)	2024	2023
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total goodwill	$69,021	$69,021
During 2024, the Corporation completed its annual goodwill impairment test as of June 30, 2024 using a qualitative assessment for all applicable reporting units. Based on the assessment, the Corporation has concluded that none of its reporting units are at risk of impairment, as each of the reporting units’ fair values are substantially in excess of their carrying values. For more information regarding the nature of and accounting for the Corporation’s annual goodwill impairment testing, see Note 1 – Summary of Significant Accounting Principles.
Intangible Assets
At both December 31, 2024 and 2023, the net carrying value of intangible assets was $2.0 billion. At both December 31, 2024 and 2023, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $78 million for 2024, 2023 and 2022.
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
The table below presents the net investment in sales-type and direct financing leases at December 31, 2024 and 2023.

Net Investment (1)

	December 31
(Dollars in millions)	2024	2023
Lease receivables	$18,559	$16,565
Unguaranteed residuals	2,543	2,485
Total net investment in sales-type and direct financing leases	$21,102	$19,050
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $8.0 billion and $6.8 billion at December 31, 2024 and 2023.
The table below presents lease income for 2024, 2023 and 2022.

Lease Income

(Dollars in millions)	2024	2023	2022
Sales-type and direct financing leases	$1,082	$788	$589
Operating leases	931	945	941
Total lease income	$2,013	$1,733	$1,530
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

Bank of America 130

The table below provides information on the right-of-use assets, lease liabilities and weighted-average discount rates and lease terms at December 31, 2024 and 2023.

Supplemental Information for Lessee Arrangements

	December 31
(Dollars in millions)	2024	2023
Right-of-use assets	$8,527	$9,150
Lease liabilities	9,135	9,782
Weighted-average discount rate used to calculate present value of future minimum lease payments	3.93%	3.51%
Weighted-average lease term (in years)	8.0	8.2
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$603	$430

	2024	2023	2022
Operating cash flows from operating leases (2)	$1,972	$1,975	$1,986

Lease Cost and Supplemental Information:
Operating lease cost	$1,971	$1,981	$2,008
Variable lease cost (3)	471	460	464
Total lease cost (4)	$2,442	$2,441	$2,472
(1)Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statement of Cash Flows.
(2)Represents cash paid for amounts included in the measurements of lease liabilities.
(3)Primarily consists of payments for common area maintenance and property taxes.
(4)Amounts are recorded in occupancy and equipment expense in the Consolidated Statement of Income.

Maturity Analysis
The maturities of lessor and lessee arrangements outstanding at December 31, 2024 are presented in the table below based on undiscounted cash flows.

Maturities of Lessor and Lessee Arrangements

	Lessor		Lessee (1)
	Operating Leases	Sales-type and Direct Financing Leases (2)	Operating Leases
(Dollars in millions)	December 31, 2024
2025	$586	$5,183	$1,770
2026	491	5,645	1,596
2027	416	4,760	1,409
2028	333	1,967	1,142
2029	230	1,398	832
Thereafter	335	1,967	3,500
Total undiscounted cash flows	$2,391	20,920	10,249
Less: Net present value adjustment		2,361	1,114
Total (3)		$18,559	$9,135
(1)Excludes $845 million in commitments under lessee arrangements that have not yet commenced with lease terms that will begin in 2025.
(2)Includes $12.2 billion in commercial lease financing receivables and $6.4 billion in direct/indirect consumer lease financing receivables.
(3)Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.
NOTE 9 Deposits
The scheduled contractual maturities for total time deposits at December 31, 2024 are presented in the table below.

Contractual Maturities of Total Time Deposits

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2025	$187,249	$9,891	$197,140
Due in 2026	11,464	47	11,511
Due in 2027	275	8	283
Due in 2028	93	28	121
Due in 2029	80	3,100	3,180
Thereafter	123	8	131
Total time deposits	$199,284	$13,082	$212,366
At December 31, 2024 and 2023, the Corporation had aggregate U.S. time deposits of $138.1 billion and $105.0 billion and non-U.S. time deposits of $13.0 billion and $12.6 billion in denominations that met or exceeded insurance limits.

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
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at December 31, 2024 and 2023. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	December 31, 2024
Securities borrowed or purchased under agreements to resell (3)	$758,071	$(483,362)	$274,709	$(250,040)	$24,669
Securities loaned or sold under agreements to repurchase	$815,120	$(483,362)	$331,758	$(317,974)	$13,784
Other (4)	10,531	—	10,531	(10,531)	—
Total	$825,651	$(483,362)	$342,289	$(328,505)	$13,784

	December 31, 2023
Securities borrowed or purchased under agreements to resell (3)	$703,641	$(423,017)	$280,624	$(257,541)	$23,083
Securities loaned or sold under agreements to repurchase	$706,904	$(423,017)	$283,887	$(272,285)	$11,602
Other (4)	10,066	—	10,066	(10,066)	—
Total	$716,970	$(423,017)	$293,953	$(282,351)	$11,602
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
(3)Excludes repurchase activity of $12.3 billion and $8.7 billion reported in loans and leases on the Consolidated Balance Sheet for December 31, 2024 and 2023.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	December 31, 2024
Securities sold under agreements to repurchase	$305,577	$252,526	$87,978	$70,148	$716,229
Securities loaned	88,256	364	842	9,429	98,891
Other	10,531	—	—	—	10,531
Total	$404,364	$252,890	$88,820	$79,577	$825,651

	December 31, 2023
Securities sold under agreements to repurchase	$234,974	$228,627	$85,176	$75,020	$623,797
Securities loaned	76,580	139	618	5,770	83,107
Other	10,066	—	—	—	10,066
Total	$321,620	$228,766	$85,794	$80,790	$716,970
(1)No agreements have maturities greater than four years.

Bank of America 132

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	December 31, 2024
U.S. government and agency securities	$416,241	$130	$10	$416,381
Corporate securities, trading loans and other	29,483	1,517	3	31,003
Equity securities	30,106	97,240	10,518	137,864
Non-U.S. sovereign debt	232,521	4	—	232,525
Mortgage trading loans and ABS	7,878	—	—	7,878
Total	$716,229	$98,891	$10,531	$825,651

	December 31, 2023
U.S. government and agency securities	$352,950	$34	$38	$353,022
Corporate securities, trading loans and other	23,242	1,805	661	25,708
Equity securities	11,517	81,266	9,367	102,150
Non-U.S. sovereign debt	231,140	2	—	231,142
Mortgage trading loans and ABS	4,948	—	—	4,948
Total	$623,797	$83,107	$10,066	$716,970
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
Short-term Borrowings
The Corporation classifies borrowings with an original maturity of less than one year as short-term borrowings on the Consolidated Balance Sheet. At December 31, 2024 and 2023, the majority of short-term borrowings consisted of Federal Home Loan Bank advances, which totaled $12.7 billion and $13.2 billion, and commercial paper, which totaled $24.2 billion and $13.1 billion.
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At December 31, 2024 and 2023, the fair value of this collateral was $925.7 billion and $911.3 billion, of which $882.2 billion and $870.9 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell.
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
Restricted Cash
At December 31, 2024 and 2023, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $6.1 billion and $5.6 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.

133 Bank of America

NOTE 11 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2024 and 2023, and the related contractual rates and maturity dates as of December 31, 2024.

	Weighted-average Rate			December 31
(Dollars in millions)		Interest Rates	Maturity Dates	2024	2023
Notes issued by Bank of America Corporation (1)
Senior notes:
Fixed	3.45%	0.25 - 8.05%	2025 - 2052	$171,603	$194,388
Floating	4.71	0.74 - 9.62	2026 - 2074	8,736	14,007
Senior structured notes				17,498	14,895
Subordinated notes:
Fixed	5.12	2.94 - 8.13	2025 - 2045	23,539	20,909
Floating	3.44	2.48 - 5.41	2026 - 2037	4,549	4,597
Junior subordinated notes:
Fixed	6.71	6.45 - 8.05	2027 - 2066	749	744
Floating	5.65	5.65	2056	1	1
Total notes issued by Bank of America Corporation				226,675	249,541
Notes issued by Bank of America, N.A.
Senior notes:
Fixed	5.55	5.27 - 5.82	2025 - 2028	5,611	5,076
Floating	4.99	4.82 - 5.59	2025 - 2028	5,851	3,517
Subordinated notes	6.00	6.00	2036	1,401	1,476
Advances from Federal Home Loan Banks:
Fixed	4.55	0.01 - 7.42	2025 - 2034	1,015	5,826
Floating	4.64	4.63 - 4.64	2025	400	—
Securitizations and other BANA VIEs (2)				8,048	7,892
Other				495	782
Total notes issued by Bank of America, N.A.				22,821	24,569
Other debt
Structured liabilities (3)				33,374	27,471
Nonbank VIEs (2)				409	564
Other				—	59
Total notes issued by nonbank and other entities				33,783	28,094
Total long-term debt				$283,279	$302,204
(1)Includes total loss-absorbing capacity compliant debt.
(2)Represents liabilities of consolidated VIEs included in total long-term debt on the Consolidated Balance Sheet. Long-term debt of VIEs is collateralized by the assets of the VIEs. At December 31, 2024, amount includes debt predominantly from credit card and automobile securitizations of $8.0 billion and other VIEs of $458 million. For more information, see Note 6 – Securitizations and Other Variable Interest Entities.
(3)Includes debt outstanding of $11.7 billion and $10.0 billion at December 31, 2024 and 2023 that was issued by BofA Finance LLC, a consolidated finance subsidiary of Bank of America Corporation, the parent company, and is fully and unconditionally guaranteed by the parent company.

During 2024, the Corporation issued $54.8 billion of long-term debt consisting of $17.8 billion of notes issued by Bank of America Corporation, $15.6 billion of notes issued by Bank of America, N.A. and $21.4 billion of other debt. During 2023, the Corporation issued $62.0 billion of long-term debt consisting of $24.0 billion of notes issued by Bank of America Corporation, $25.1 billion of notes issued by Bank of America, N.A. and $12.9 billion of other debt.
During 2024, the Corporation had total long-term debt maturities and redemptions in the aggregate of $66.6 billion consisting of $36.4 billion for Bank of America Corporation, $16.8 billion for Bank of America, N.A. and $13.4 billion of other debt. During 2023, the Corporation had total long-term debt maturities and redemptions in the aggregate of $42.7 billion consisting of $25.3 billion for Bank of America Corporation, $10.5 billion for Bank of America, N.A. and $6.9 billion of other debt.
Bank of America Corporation and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2024 and 2023, the amount of foreign currency-denominated debt translated into U.S. dollars included in total long-term debt was $43.8 billion and $49.8 billion. Foreign currency contracts may be used to convert certain foreign currency-denominated debt into U.S. dollars.
The weighted-average effective interest rates for total long-term debt (excluding senior structured notes), total fixed-rate debt and total floating-rate debt were 3.80 percent, 3.71 percent and 4.45 percent, respectively, at December 31, 2024, and 3.70 percent, 3.55 percent and 5.21 percent, respectively, at December 31, 2023. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not have a significantly adverse effect on earnings and capital. The weighted-average rates are the contractual interest rates on the debt and do not reflect the impacts of derivative transactions.
The following table shows the carrying value for aggregate annual contractual maturities of long-term debt as of December 31, 2024. Included in the table are certain structured notes issued by the Corporation that contain provisions whereby the borrowings are redeemable at the option of the holder (put options) at specified dates prior to maturity. Other structured notes have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or

Bank of America 134

commodities, and the maturity may be accelerated based on the value of a referenced index or security. In both cases, the Corporation or a subsidiary may be required to settle the obligation for cash or other securities prior to the contractual maturity date. These borrowings are reflected in the table as maturing at their contractual maturity date.

Long-term Debt by Maturity

(Dollars in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Bank of America Corporation
Senior notes	$3,460	$24,830	$21,580	$27,741	$18,498	$84,230	$180,339
Senior structured notes	1,503	1,512	990	466	1,401	11,626	17,498
Subordinated notes	5,165	4,889	2,074	907	—	15,053	28,088
Junior subordinated notes	—	—	193	—	—	557	750
Total Bank of America Corporation	10,128	31,231	24,837	29,114	19,899	111,466	226,675
Bank of America, N.A.
Senior notes	5,601	5,240	—	621	—	—	11,462
Subordinated notes	—	—	—	—	—	1,401	1,401
Advances from Federal Home Loan Banks	1,357	8	3	8	2	37	1,415
Securitizations and other Bank VIEs (1)	2,249	3,041	1,249	1,235	132	142	8,048
Other	180	201	10	13	89	2	495
Total Bank of America, N.A.	9,387	8,490	1,262	1,877	223	1,582	22,821
Other debt
Structured Liabilities	6,152	5,779	4,397	1,895	3,309	11,842	33,374
Nonbank VIEs (1)	—	—	—	3	16	390	409
Other	—	—	—	—	—	—	—
Total other debt	6,152	5,779	4,397	1,898	3,325	12,232	33,783
Total long-term debt	$25,667	$45,500	$30,496	$32,889	$23,447	$125,280	$283,279
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.4 billion and $10.3 billion at December 31, 2024 and 2023. The carrying value of the Corporation’s credit extension commitments at December 31, 2024 and 2023, excluding commitments accounted for under the fair value option, was $1.1 billion and $1.2 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay. The following table includes the notional amount of commitments of $2.2 billion and $2.6 billion at December 31, 2024 and 2023 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $144 million and $67 million at December 31, 2024 and 2023, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 21 – Fair Value Option.

135 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	December 31, 2024
Notional amount of credit extension commitments
Loan commitments (1)	$123,520	$227,539	$191,469	$19,011	$561,539
Home equity lines of credit	3,518	10,570	8,920	21,272	44,280
Standby letters of credit and financial guarantees (2)	25,080	8,006	2,589	370	36,045
Letters of credit	781	142	8	19	950
Other commitments (3)	5	52	88	1,028	1,173
Legally binding commitments	152,904	246,309	203,074	41,700	643,987
Credit card lines (4)	456,185	—	—	—	456,185
Total credit extension commitments	$609,089	$246,309	$203,074	$41,700	$1,100,172

	December 31, 2023
Notional amount of credit extension commitments
Loan commitments (1)	$124,298	$198,818	$193,878	$15,386	$532,380
Home equity lines of credit	2,775	9,182	11,195	21,975	45,127
Standby letters of credit and financial guarantees (2)	21,067	9,633	2,693	652	34,045
Letters of credit	873	207	66	29	1,175
Other commitments (3)	17	50	108	1,035	1,210
Legally binding commitments	149,030	217,890	207,940	39,077	613,937
Credit card lines (4)	440,328	—	—	—	440,328
Total credit extension commitments	$589,358	$217,890	$207,940	$39,077	$1,054,265
(1)     At December 31, 2024 and 2023, $4.4 billion and $3.1 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.0 billion and $10.1 billion at December 31, 2024, and $23.6 billion and $9.7 billion at December 31, 2023. Amounts in the table include consumer SBLCs of $1.0 billion and $744 million at December 31, 2024 and 2023.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At December 31, 2024 and 2023, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $242 million and $822 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $768 million and $420 million, which upon settlement will be included in trading account assets.
At December 31, 2024 and 2023, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $109.8 billion and $117.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $87.1 billion and $63.0 billion. A significant portion of these commitments will expire within the next 12 months.
At both December 31, 2024 and 2023, the Corporation had a commitment to originate or purchase up to $4.0 billion, on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At December 31, 2024 and 2023, the Corporation had unfunded equity investment commitments of $787 million and $477 million.
As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. At both December 31, 2024 and 2023, the Corporation had paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.

Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At December 31, 2024 and 2023, the notional amount of these guarantees totaled $3.3 billion and $3.8 billion. At December 31, 2024 and 2023, the Corporation’s maximum exposure related to these guarantees totaled $506 million and $577 million, with estimated maturity dates between 2034 and 2037.
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

Bank of America 136

Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $197 billion, is an estimate of the Corporation’s maximum potential exposure as of December 31, 2024. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses, and the losses incurred related to the merchant processing activity were not significant.
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
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $191.9 billion and $132.5 billion at December 31, 2024 and 2023.
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

137 Bank of America

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
The notional amount of unresolved repurchase claims at December 31, 2024 and 2023 was $2.1 billion and $5.4 billion. These balances included $837 million and $2.2 billion at December 31, 2024 and 2023 of claims related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities or will otherwise realize the benefit of any repurchase claims paid.
During 2024, the Corporation received $181 million in new repurchase claims that were not time-barred. During 2024, $3.5 billion in claims were resolved.
Reserve and Related Provision
The reserve for representations and warranties obligations and corporate guarantees was $184 million and $604 million at December 31, 2024 and 2023 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. At December 31, 2024, the estimated range of possible loss in excess of the accrued representations and warranties reserve was not significant. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity.

Other Contingencies
In 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to impose a special assessment to recover certain estimated losses to the Deposit Insurance Fund (DIF) arising from the closures of Silicon Valley Bank and Signature Bank. The estimated losses will be recovered through quarterly special assessments collected from certain insured depository institutions, including the Corporation, and collection began during the three months ended June 30, 2024. As of December 31, 2024 and 2023, the Corporation’s accrual for its estimated share of the FDIC special assessment was $1.7 billion and $2.1 billion. The Corporation continues to monitor the FDIC’s estimated loss to the DIF, which could affect the amount of its accrued liability.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $266 million, $519 million and $1.2 billion was recognized in 2024, 2023 and 2022, respectively.
For any matter disclosed in this Note for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability), the Corporation’s estimated range of possible loss is $0 to $0.8 billion in excess of the accrued liability, if any, as of December 31, 2024.

Bank of America 138

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
Information is provided below regarding the nature of the litigation or other contingency and, where specified, associated claimed damages. Based on current knowledge, and taking into account accrued liabilities, management does not believe that loss contingencies arising from pending matters, including the matters described below, will have a material adverse effect on the consolidated financial condition or liquidity of the Corporation. However, in light of the significant judgment, variety of assumptions and uncertainties involved in those matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of those matters, an adverse outcome in one or more of those matters could be material to the Corporation’s business or results of operations for any particular reporting period, or cause significant reputational harm.
Bank Secrecy Act/Anti-Money Laundering and Economic Sanctions Compliance
BANA agreed to a Consent Order announced by the Office of the Comptroller of the Currency (OCC) on December 23, 2024, and the Corporation continues to respond to requests for information from other regulators, relating to certain aspects of its BSA/AML and Economic Sanctions Compliance Programs (Programs). Since late 2023, the Corporation has been working with regulators to make changes to its Programs and has already completed significant steps to satisfy requirements of the Consent Order. The Corporation does not believe that these issues relating to the Programs will have a material adverse financial impact on the Corporation.
CFPB Lawsuit Related to Processing Electronic Payments
On December 20, 2024, the Consumer Financial Protection Bureau (CFPB) filed suit against BANA, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Early Warning Services, LLC in the U.S. District Court for the District of Arizona with respect to BANA’s and co-defendants’ processing of electronic payments of funds through the Zelle network. The CFPB alleges that BANA and its co-defendants violated the Consumer Financial Protection Act by not adequately protecting consumers from fraud on the Zelle network and the Electronic Fund Transfer Act by not reasonably investigating and reimbursing disputed Zelle transfers, and seeks both monetary and injunctive relief.

Deposit Insurance Assessment
In 2017, the FDIC filed suit against BANA in the U.S. District Court for the District of Columbia (District Court) alleging that BANA underpaid assessments to the DIF in the 2012-2014 time frame in the amount of $1.12 billion and asserting claims under the Federal Deposit Insurance Act and for unjust enrichment. The FDIC Enforcement Section is also conducting a parallel investigation related to the same alleged underpayments. BANA disputes the FDIC’s claims and has asserted counterclaims challenging the FDIC’s regulations under the Administrative Procedure Act. Pending final resolution, BANA has pledged security satisfactory to the FDIC related to the disputed additional assessment amounts. On July 1, 2024, the District Court judge vacated the magistrate judge’s April 2023 report and recommendation for resolving the parties’ cross-motions for summary judgment, and asked the parties to file new motions. The parties subsequently filed their new summary judgment motions, which are pending.
LIBOR
Beginning in 2011, several individual and putative class actions were filed against the Corporation, BANA, and certain Merrill Lynch entities, as well as other banks on the U.S. Dollar LIBOR panel. These actions alleged that defendants manipulated LIBOR during the financial crisis and asserted a variety of claims, including federal and state antitrust, Commodity Exchange Act, Racketeer Influenced and Corrupt Organizations Act, Securities Exchange Act of 1934, common law fraud, and breach of contract claims and sought compensatory, treble and punitive damages, and injunctive relief. All remaining cases are pending in the U.S. District Court for the Southern District of New York. Defendants’ motion for summary judgment is pending on all remaining claims, brought by individual plaintiffs and one class of plaintiffs who purchased over-the-counter instruments incorporating LIBOR.
Unemployment Insurance Prepaid Cards
Beginning in January 2021, BANA was named as a defendant in putative class action and mass action lawsuits related to its administration of prepaid debit cards to distribute unemployment and other state benefits for the State of California, which was the largest program administered by BANA as measured by total benefits and number of participants. These lawsuits have been consolidated into a multidistrict litigation in the U.S. District Court for the Southern District of California where plaintiffs assert claims for violations of the Electronic Fund Transfer Act, state statutory and common law claims and due process, and seek monetary damages and injunctive relief based on allegations that BANA failed to properly investigate and remediate cardholder claims of fraudulent transactions and to prevent fraud, among other allegations.

139 Bank of America

NOTE 13 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 29, 2025	March 7, 2025	March 28, 2025	$0.26
October 16, 2024	December 6, 2024	December 27, 2024	0.26
July 24, 2024	September 6, 2024	September 27, 2024	0.26
April 25, 2024	June 7, 2024	June 28, 2024	0.24
January 31, 2024	March 1, 2024	March 29, 2024	0.24
(1) In 2024, and through February 25, 2025.
The cash dividends paid per share of common stock were $1.00, $0.92 and $0.86 for 2024, 2023 and 2022, respectively.
The table below summarizes common stock repurchases during 2024, 2023 and 2022.

Common Stock Repurchase Summary

(in millions)	2024	2023	2022
Total share repurchases, including CCAR capital plan repurchases	332	147	126

Purchase price of shares repurchased and retired (1)	$13,104	$4,576	$5,073
(1) Consists of repurchases pursuant to the Corporation’s CCAR capital plans.
During 2024, in connection with employee stock plans, the Corporation issued 75 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 28 million shares of common stock. At December 31, 2024, the Corporation had reserved 552 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
Preferred Stock
The cash dividends declared on preferred stock were $1.6 billion in 2024, 2023 and 2022.
During 2024, the Corporation fully redeemed Series X, Series U, Series JJ and Series Z stock at their liquidation preference values for a total of $5.3 billion.

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
The following table presents a summary of perpetual preferred stock outstanding at December 31, 2024.

Bank of America 140

Preferred Stock Summary
(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value	Per Annum Dividend Rate	Dividend per Share (in dollars)(1)	Annual Dividend	Redemption Period (2)
Series B	7.000% Cumulative Redeemable	June 1997	7,065	$100	$1	7.00%	$7	$—	n/a
Series E (3)	Floating Rate Non-Cumulative	November 2006	12,317	25,000	308	3-mo. CME Term SOFR + 61.161 bps (4)(5)	1.50	18	On or after November 15, 2011
Series F	Floating Rate Non-Cumulative	March 2012	1,409	100,000	141	3-mo. CME Term SOFR + 66.161 bps (4)(5)	6,010.54	8	On or after March 15, 2012
Series G	Adjustable Rate Non-Cumulative	March 2012	4,925	100,000	492	3-mo. CME Term SOFR + 66.161 bps (4)(5)	6,010.54	30	On or after March 15, 2012
Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,080,182	1,000	3,080	7.25%	72.50	223	n/a
Series AA (6)	Fixed-to-Floating Rate Non-Cumulative	March 2015	76,000	25,000	1,900	6.100% to, but excluding, 3/17/25; 3-mo. CME Term SOFR + 415.961 bps thereafter (5)	61.00	116	On or after March 17, 2025
Series DD (6)	Fixed-to-Floating Rate Non-Cumulative	March 2016	40,000	25,000	1,000	6.300% to, but excluding, 3/10/26; 3-mo. CME Term SOFR + 481.461 bps thereafter (5)	63.00	63	On or after March 10, 2026
Series FF (6)	Fixed-to-Floating Rate Non-Cumulative	March 2018	90,833	25,000	2,271	5.875% to, but excluding, 3/15/28; 3-mo. CME Term SOFR + 319.261 bps thereafter (5)	58.75	133	On or after March 15, 2028
Series GG (3)	6.000% Non-Cumulative	May 2018	54,000	25,000	1,350	6.000%	1.50	81	On or after May 16, 2023
Series HH (3)	5.875% Non-Cumulative	July 2018	34,049	25,000	851	5.875%	1.47	50	On or after July 24, 2023
Series KK (3)	5.375% Non-Cumulative	June 2019	55,273	25,000	1,382	5.375%	1.34	74	On or after June 25, 2024
Series LL (3)	5.000% Non-Cumulative	September 2019	52,045	25,000	1,301	5.000%	1.25	65	On or after September 17, 2024
Series MM (6)	Fixed-to-Floating Rate Non-Cumulative	January 2020	30,753	25,000	769	4.300% to, but excluding, 1/28/25; 3-mo. CME Term SOFR + 292.561 bps thereafter (5)	43.00	33	On or after January 28, 2025
Series NN (3)	4.375% Non-Cumulative	October 2020	42,993	25,000	1,075	4.375%	1.09	47	On or after November 3, 2025
Series PP (3)	4.125% Non-Cumulative	January 2021	36,500	25,000	912	4.125%	1.03	38	On or after February 2, 2026
Series QQ (3)	4.250% Non-Cumulative	October 2021	51,879	25,000	1,297	4.250%	1.06	55	On or after November 17, 2026
Series RR (7)	4.375% Fixed-Rate Reset Non-Cumulative	January 2022	66,738	25,000	1,668	4.375% to, but excluding 1/27/27; 5-yr U.S. Treasury Rate + 276 bps thereafter	43.75	73	On or after January 27, 2027
Series SS (3)	4.750% Non-Cumulative	January 2022	27,463	25,000	687	4.750%	1.19	33	On or after February 17, 2027
Series TT (7)	6.125% Fixed-Rate Reset Non-Cumulative	April 2022	80,000	25,000	2,000	6.125% to, but excluding, 4/27/27; 5-yr U.S. Treasury Rate + 323.1 bps thereafter	61.25	122	On or after April 27, 2027
Series 1 (8)	Floating Rate Non-Cumulative	November 2004	3,185	30,000	96	3-mo. CME Term SOFR + 101.161 bps (5)(9)	1.57	6	On or after November 28, 2009
Series 2 (8)	Floating Rate Non-Cumulative	March 2005	9,967	30,000	299	3-mo. CME Term SOFR + 91.161 bps (5)(9)	1.57	19	On or after November 28, 2009
Series 4 (8)	Floating Rate Non-Cumulative	November 2005	7,010	30,000	210	3-mo. CME Term SOFR + 101.161 bps (4)(5)	1.60	13	On or after November 28, 2010
Series 5 (8)	Floating Rate Non-Cumulative	March 2007	13,331	30,000	400	3-mo. CME Term SOFR + 76.161 bps (4)(5)	1.54	25	On or after May 21, 2012
Issuance costs and certain adjustments					(331)
Total			3,877,917		$23,159
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
(8)Ownership is held in the form of depositary shares, each representing a 1/1,200th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.
(9)Subject to 3.00% minimum rate per annum.
n/a = not applicable

141 Bank of America

NOTE 14 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for 2024, 2023 and 2022.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2021	$3,045	$(1,636)	$(1,880)	$(3,642)	$(991)	$(5,104)
Net change	(6,028)	755	(10,055)	(667)	(57)	(16,052)
Balance, December 31, 2022	$(2,983)	$(881)	$(11,935)	$(4,309)	$(1,048)	$(21,156)
Net change	573	(686)	3,919	(439)	1	3,368
Balance, December 31, 2023	$(2,410)	$(1,567)	$(8,016)	$(4,748)	$(1,047)	$(17,788)
Net change	158	(127)	2,428	131	(87)	2,503
Balance, December 31, 2024	$(2,252)	$(1,694)	$(5,588)	$(4,617)	$(1,134)	$(15,285)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for 2024, 2023 and 2022.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
(Dollars in millions)	2024			2023			2022
Debt securities:
Net increase (decrease) in fair value	$185	$(49)	$136	$348	$(79)	$269	$(7,995)	$1,991	$(6,004)
Net realized (gains) losses reclassified into earnings (1)	29	(7)	22	405	(101)	304	(32)	8	(24)
Net change	214	(56)	158	753	(180)	573	(8,027)	1,999	(6,028)
Debit valuation adjustments:
Net increase (decrease) in fair value	(180)	45	(135)	(917)	223	(694)	980	(237)	743
Net realized (gains) losses reclassified into earnings (1)	12	(4)	8	11	(3)	8	16	(4)	12
Net change	(168)	41	(127)	(906)	220	(686)	996	(241)	755
Derivatives:
Net increase (decrease) in fair value	433	(107)	326	2,064	(514)	1,550	(13,711)	3,430	(10,281)
Reclassifications into earnings:
Net interest income	2,692	(674)	2,018	1,153	(288)	865	332	(84)	248
Market making and similar activities	146	(35)	111	2,031	(508)	1,523	—	—	—
Compensation and benefits expense	(35)	8	(27)	(25)	6	(19)	(29)	7	(22)
Net realized (gains) losses reclassified into earnings	2,803	(701)	2,102	3,159	(790)	2,369	303	(77)	226
Net change	3,236	(808)	2,428	5,223	(1,304)	3,919	(13,408)	3,353	(10,055)
Employee benefit plans:
Net increase (decrease) in fair value	29	(8)	21	(642)	162	(480)	(1,103)	276	(827)
Net actuarial losses and other reclassified into earnings (2)	148	(37)	111	56	(16)	40	198	(49)	149
Settlements, curtailments and other	(1)	—	(1)	1	—	1	11	—	11
Net change	176	(45)	131	(585)	146	(439)	(894)	227	(667)
Foreign currency:
Net increase (decrease) in fair value	521	(615)	(94)	(177)	192	15	332	(390)	(58)
Net realized (gains) losses reclassified into earnings (1)	41	(34)	7	(48)	34	(14)	—	1	1
Net change	562	(649)	(87)	(225)	226	1	332	(389)	(57)
Total other comprehensive income (loss)	$4,020	$(1,517)	$2,503	$4,260	$(892)	$3,368	$(21,001)	$4,949	$(16,052)
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

Bank of America 142

NOTE 15 Earnings Per Common Share
The calculation of EPS and diluted EPS for 2024, 2023 and 2022 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles.

(In millions, except per share information)	2024	2023	2022
Earnings per common share
Net income	$27,132	$26,515	$27,528
Preferred stock dividends	(1,629)	(1,649)	(1,513)
Net income applicable to common shareholders	$25,503	$24,866	$26,015
Average common shares issued and outstanding	7,855.5	8,028.6	8,113.7
Earnings per common share	$3.25	$3.10	$3.21

Diluted earnings per common share
Net income applicable to common shareholders	$25,503	$24,866	$26,015
Average common shares issued and outstanding	7,855.5	8,028.6	8,113.7
Dilutive potential common shares (1)	80.3	51.9	53.8
Total diluted average common shares issued and outstanding	7,935.8	8,080.5	8,167.5
Diluted earnings per common share	$3.21	$3.08	$3.19
(1) Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.
For 2024, 2023 and 2022, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method.
NOTE 16 Regulatory Requirements and Restrictions
The Federal Reserve, OCC and FDIC (collectively, U.S. banking regulators) jointly establish regulatory capital adequacy rules, including Basel 3, for U.S. banking organizations. As a financial holding company, the Corporation is subject to capital adequacy rules issued by the Federal Reserve. The Corporation’s banking entity affiliates are subject to capital adequacy rules issued by the OCC.
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
The following table presents capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2024 and 2023 for the Corporation and BANA.

143 Bank of America

Regulatory Capital under Basel 3

	Bank of America Corporation			Bank of America, N.A.
	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (3)
(Dollars in millions, except as noted)	December 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$201,083	$201,083		$194,341	$194,341
Tier 1 capital	223,458	223,458		194,341	194,341
Total capital (4)	255,363	244,809		209,256	198,923
Risk-weighted assets (in billions)	1,696	1,490		1,444	1,151
Common equity tier 1 capital ratio	11.9%	13.5%	10.7%	13.5%	16.9%	7.0%
Tier 1 capital ratio	13.2	15.0	12.2	13.5	16.9	8.5
Total capital ratio	15.1	16.4	14.2	14.5	17.3	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$3,240	$3,240		$2,546	$2,546
Tier 1 leverage ratio	6.9%	6.9%	4.0	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$3,818			$3,015
Supplementary leverage ratio		5.9%	5.0		6.4%	6.0

	December 31, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$194,928	$194,928		$187,621	$187,621
Tier 1 capital	223,323	223,323		187,621	187,621
Total capital (4)	251,399	241,449		201,932	192,175
Risk-weighted assets (in billions)	1,651	1,459		1,395	1,114
Common equity tier 1 capital ratio	11.8%	13.4%	9.5%	13.5%	16.8%	7.0%
Tier 1 capital ratio	13.5	15.3	11.0	13.5	16.8	8.5
Total capital ratio	15.2	16.6	13.0	14.5	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$3,135	$3,135		$2,471	$2,471
Tier 1 leverage ratio	7.1%	7.1%	4.0	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$3,676			$2,910
Supplementary leverage ratio		6.1%	5.0		6.4%	6.0
(1)As of December 31, 2024 and 2023, capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses accounting standard on January 1, 2020.
(2)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, the Corporation’s G-SIB surcharge of 3.0 percent at December 31, 2024 and 2.5 percent at December 31, 2023, and SCB (under the Standardized approach) of 3.2 percent at December 31, 2024 and 2.5 percent at December 31, 2023. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Risk-based capital regulatory minimums at both December 31, 2024 and 2023 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(4)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(5)Reflects total average assets adjusted for certain Tier 1 capital deductions.
The capital adequacy rules issued by the U.S. banking regulators require institutions to meet the established minimums outlined in the table above. Failure to meet the minimum requirements can lead to certain mandatory and discretionary actions by regulators that could have a material adverse impact on the Corporation’s financial position. At December 31, 2024 and 2023, the Corporation and its banking entity affiliates were well capitalized.
Other Regulatory Matters
At December 31, 2024 and 2023, the Corporation had cash and cash equivalents in the amount of $4.0 billion and $3.6 billion, and securities with a fair value of $18.3 billion and $18.0 billion that were segregated in compliance with securities regulations. Cash and cash equivalents segregated in compliance with securities regulations are a component of restricted cash. For more information, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash. In addition, at December 31, 2024 and 2023, the Corporation had cash deposited with clearing organizations of $21.5 billion and $23.7 billion primarily recorded in other assets on the Consolidated Balance Sheet.
Bank Subsidiary Distributions
The primary sources of funds for cash distributions by the Corporation to its shareholders are capital distributions received from its bank subsidiaries, BANA and Bank of America California, N.A. In 2024, the Corporation received dividends of $20.8 billion from BANA and $500 million from Bank of America California, N.A.
The amount of dividends that a subsidiary bank may declare in a calendar year without OCC approval is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. In 2025, BANA can declare and pay dividends of approximately $13.0 billion to the Corporation plus an additional amount equal to its retained net profits for 2025 up to the date of any such dividend declaration.

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
The Corporation has an annuity contract that guarantees the payment of benefits vested under a terminated U.S. pension plan (Other Pension Plan). The Corporation, under a supplemental agreement, may be responsible for or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution under this agreement in 2024 or 2023. Contributions may be required in the future under this agreement.
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
The Pension and Postretirement Plans table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2024 and 2023. The estimate of the Corporation’s PBO associated with these plans considers various actuarial assumptions, including assumptions for mortality rates and discount rates. The discount rate assumptions are derived from a cash flow matching technique that utilizes rates that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans. The increases in the weighted-average discount rates in 2024 resulted in a decrease to the PBO of $767 million at December 31, 2024. The decreases in the weighted-average discount rates in 2023 resulted in an increase to the PBO of approximately $511 million at December 31, 2023. Significant gains and losses related to changes in the PBO for 2024 and 2023 primarily resulted from changes in the discount rate.

Pension and Postretirement Plans (1)

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Fair value, January 1	$17,632	$17,258	$1,779	$1,728	$1,849	$1,886	$98	$107
Actual return on plan assets	984	1,436	(103)	17	33	103	4	5
Company contributions	—	—	24	28	80	80	16	43
Plan participant contributions	—	—	1	1	—	—	106	102
Settlements and curtailments	—	—	(1)	(12)	—	—	—	—
Benefits paid	(992)	(1,062)	(77)	(80)	(223)	(220)	(136)	(159)
Foreign currency exchange rate changes	n/a	n/a	(43)	97	n/a	n/a	n/a	n/a
Fair value, December 31	$17,624	$17,632	$1,580	$1,779	$1,739	$1,849	$88	$98
Change in projected benefit obligation
Projected benefit obligation, January 1	$11,769	$11,580	$1,974	$1,752	$2,092	$2,109	$672	$700
Service cost	—	—	31	27	—	—	2	2
Interest cost	587	616	86	80	103	111	33	36
Plan participant contributions	—	—	1	1	—	—	106	102
Plan amendments	—	—	(9)	4	—	—	—	—
Settlements and curtailments	—	—	(1)	(12)	—	—	—	—
Actuarial loss (gain)	(259)	635	(185)	121	(6)	92	(37)	(9)
Benefits paid	(992)	(1,062)	(77)	(80)	(223)	(220)	(136)	(160)
Foreign currency exchange rate changes	n/a	n/a	(51)	81	n/a	n/a	—	1
Projected benefit obligation, December 31	$11,105	$11,769	$1,769	$1,974	$1,966	$2,092	$640	$672
Amounts recognized on Consolidated Balance Sheet
Other assets	$6,519	$5,863	$234	$235	$431	$452	$—	$—
Accrued expenses and other liabilities	—	—	(423)	(430)	(658)	(695)	(552)	(574)
Net amount recognized, December 31	$6,519	$5,863	$(189)	$(195)	$(227)	$(243)	$(552)	$(574)
Funded status, December 31
Accumulated benefit obligation	$11,105	$11,769	$1,696	$1,903	$1,966	$2,091	n/a	n/a
Overfunded (unfunded) status of ABO	6,519	5,863	(116)	(124)	(227)	(242)	n/a	n/a
Provision for future salaries	—	—	73	71	—	1	n/a	n/a
Projected benefit obligation	11,105	11,769	1,769	1,974	1,966	2,092	$640	$672
Weighted-average assumptions, December 31
Discount rate	5.67%	5.13%	5.15%	4.48%	5.61%	5.19%	5.78%	5.17%
Rate of compensation increase	n/a	n/a	4.35	4.33	4.00	4.00	n/a	n/a
Interest-crediting rate	5.42%	5.43%	2.08	1.98	4.73	4.91	n/a	n/a
(1)The measurement date for all of the above plans was December 31 of each year reported.
n/a = not applicable

145 Bank of America

The Corporation’s estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2025 is $13 million, $90 million and $29 million, respectively. The Corporation does not expect to make a contribution to the Qualified Pension Plan in 2025. It is the policy of the Corporation to fund no less than the minimum funding amount required by the Employee Retirement Income Security Act of 1974 (ERISA).
Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2024 and 2023 are presented in the table below. For these plans, funding strategies vary due to legal requirements and local practices.

Plans with ABO and PBO in Excess of Plan Assets

	Non-U.S. Pension Plans		Nonqualified and Other Pension Plans
(Dollars in millions)	2024	2023	2024	2023
PBO	$496	$499	$659	$695
ABO	433	445	659	695
Fair value of plan assets	75	75	—	1

Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Non-U.S. Pension Plans
(Dollars in millions)	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$31	$27	$29
Interest cost	587	616	438	86	80	53
Expected return on plan assets	(1,206)	(1,191)	(1,204)	(89)	(72)	(59)
Amortization of actuarial loss (gain) and prior service cost	134	94	140	16	11	14
Recognized loss (gain) due to settlements, curtailments, and other	—	—	—	(1)	1	10
Net periodic benefit cost (income)	$(485)	$(481)	$(626)	$43	$47	$47
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.13%	5.54%	2.86%	4.48%	4.59%	1.85%
Expected return on plan assets	6.50	6.50	5.75	5.18	4.17	2.17
Rate of compensation increase	n/a	n/a	n/a	4.33	4.25	4.46

	Nonqualified and Other Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$2	$2	$4
Interest cost	103	111	74	33	36	25
Expected return on plan assets	(90)	(97)	(59)	(3)	(2)	(2)
Amortization of actuarial loss (gain) and prior service cost	33	29	54	(35)	(78)	(9)
Recognized loss (gain) due to settlements, curtailments, and other	—	—	1	—	—	—
Net periodic benefit cost (income)	$46	$43	$70	$(3)	$(42)	$18
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.19%	5.58%	2.80%	5.17%	5.56%	2.85%
Expected return on plan assets	4.73	4.98	2.38	3.40	2.00	2.00
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a
n/a = not applicable
The asset valuation method used to calculate the expected return on plan assets component of net periodic benefit cost for the Qualified Pension Plan recognizes 60 percent of the prior year’s market gains or losses at the next measurement date with the remaining 40 percent spread equally over the subsequent four years.
Gains and losses for all benefit plans except postretirement health care are recognized in accordance with the standard amortization provisions of the applicable accounting guidance. Net periodic postretirement health and life expense was determined using the “projected unit credit” actuarial method. For the U.S. Postretirement Health Plans, 50 percent of the unrecognized gain or loss at the beginning of the year (or at subsequent remeasurement) is recognized on a level basis during the year.
Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the U.S. Postretirement Health and Life Plans is 6.25 percent for 2025, reducing in steps to 5.00 percent in 2028 and later years.
The Corporation’s net periodic benefit cost (income) recognized for the plans is sensitive to the discount rate and expected return on plan assets. For the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans, a 25 bps decline in discount rates and expected return on assets would not have had a significant impact on the net periodic benefit cost for 2024.

Bank of America 146

Pretax Amounts included in Accumulated OCI and OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Net actuarial loss (gain)	$4,901	$5,072	$468	$478	$870	$852	$(128)	$(125)	$6,111	$6,277
Prior service cost (credits)	—	—	36	46	—	—	—	—	36	46
Amounts recognized in accumulated OCI	$4,901	$5,072	$504	$524	$870	$852	$(128)	$(125)	$6,147	$6,323

Current year actuarial loss (gain)	$(37)	$391	$5	$177	$51	$85	$(38)	$(15)	$(19)	$638
Amortization of actuarial gain (loss) and prior service cost	(134)	(94)	(16)	(12)	(33)	(29)	35	78	(148)	(57)
Current year prior service cost (credit)	—	—	(9)	4	—	—	—	—	(9)	4
Amounts recognized in OCI	$(171)	$297	$(20)	$169	$18	$56	$(3)	$63	$(176)	$585
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
The target allocations for 2025 by asset category for the Qualified Pension Plan, Non-U.S. Pension Plans, and Nonqualified and Other Pension Plans are presented in the table below. Equity securities for the Qualified Pension Plan include common stock of the Corporation in the amounts of $386 million (2.19 percent of total plan assets) and $299 million (1.69 percent of total plan assets) at December 31, 2024, and 2023.

2025 Target Allocation

Percentage
Asset Category	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans
Equity securities	10 - 40%	0 - 10%	0 - 5%
Debt securities	50 - 85%	50 - 80%	95 - 100%
Real estate	0 - 10%	0 - 10%	0 - 5%
Other	0 - 10%	20 - 45%	0 - 5%
Fair Value Measurements
For more information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements. Combined plan investment assets measured at fair value by level and in total at December 31, 2024 and 2023 are summarized in the Fair Value Measurements table.

147 Bank of America

Fair Value Measurements

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2024				December 31, 2023
Money market and interest-bearing cash	$1,103	$—	$—	$1,103	$1,013	$—	$—	$1,013
U.S. government and government agency obligations	3,875	754	3	4,632	3,692	729	4	4,425
Corporate debt	—	2,931	—	2,931	—	3,343	—	3,343
Non-U.S. debt securities	474	889	—	1,363	567	987	—	1,554
Asset-backed securities	—	1,361	—	1,361	—	1,464	—	1,464
Mutual and exchange-traded funds	920	—	—	920	953	—	—	953
Collective investment funds	—	2,670	—	2,670	—	2,350	—	2,350
Common and preferred stocks	3,795	—	—	3,795	4,027	—	—	4,027
Real estate investment trusts	36	—	—	36	45	—	—	45
Participant loans	—	—	6	6	—	—	6	6
Other investments (1)	1	11	451	463	1	47	427	475
Total plan investment assets, at fair value (2)	$10,204	$8,616	$460	$19,280	$10,298	$8,920	$437	$19,655
(1)Other investments includes insurance annuity contracts of $432 million and $404 million and other various investments of $31 million and $71 million at December 31, 2024 and 2023.
(2)At December 31, 2024 and 2023, excludes $1.8 billion and $1.7 billion of certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are not required to be classified in the fair value hierarchy.
Level 3 Fair Value Measurements
Investments classified in level 3 of the fair value hierarchy increased $23 million in 2024 to $460 million due to $5 million in negative asset returns and $28 million of net purchases. In 2023, level 3 investments increased $16 million to $437 million due to $4 million in positive asset returns and $12 million of net purchases. In 2022, level 3 investments decreased $222 million to $421 million due to $8 million in negative asset returns and $214 million of net sales and settlements.

Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

Projected Benefit Payments

(Dollars in millions)	Qualified Pension Plan (1)	Non-U.S. Pension Plans (2)	Nonqualified and Other Pension Plans (2)	Postretirement Health and Life Plans (3)
2025	$909	$106	$233	$65
2026	936	111	225	63
2027	923	114	218	61
2028	913	120	205	58
2029	906	121	194	56
2030-2034	4,225	632	816	246
(1)Benefit payments expected to be made from the plan’s assets.
(2)Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.
(3)Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

Bank of America 148

Defined Contribution Plans
The Corporation maintains qualified and nonqualified defined contribution retirement plans. The Corporation recorded expense of $1.3 billion in 2024 and $1.2 billion in both 2023 and 2022 related to the qualified defined contribution plans. At December 31, 2024 and 2023, 153 million and 178 million shares of the Corporation’s common stock were held by these plans. Payments to the plans for dividends on common stock were $165 million, $166 million and $153 million in 2024, 2023 and 2022, respectively.
Certain non-U.S. employees are covered under defined contribution pension plans that are separately administered in accordance with local laws.
NOTE 18 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, with awards being granted predominantly from the Bank of America Corporation Equity Plan (BACEP). Under this plan, 890 million shares of the Corporation’s common stock are authorized to be used for grants of awards.
During 2024 and 2023, the Corporation granted 121 million and 115 million RSUs to certain employees under the BACEP. These RSUs were authorized to settle predominantly in shares of common stock of the Corporation. Certain RSUs will be settled in cash or contain settlement provisions that subject these awards to variable accounting whereby compensation expense is adjusted to fair value based on changes in the share price of the Corporation’s common stock up to the settlement date. The RSUs granted in 2024 and 2023 predominantly vest over four years in one-fourth increments on each of the first four anniversaries of the grant date, provided that the employee remains continuously employed with the Corporation during that time, and will be expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based on the grant-date fair value of the shares. Of the RSUs granted in 2024 and 2023, 42 million in each year do not include retirement eligibility. For all other RSUs granted to employees who are retirement eligible, they are deemed authorized as of the beginning of the year preceding the grant date when the incentive award plans are generally approved. As a result, the estimated value is expensed ratably over the year preceding the grant date. The compensation cost for the stock-based plans was $3.6 billion, $3.1 billion and $2.9 billion, and the related income tax benefit was $872 million, $733 million and $697 million for 2024, 2023 and 2022, respectively. At December 31, 2024, there was an estimated $4.3 billion of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized generally over a period of up to four years, with a weighted-average period of 2.4 years.

Restricted Stock and Restricted Stock Units
The total fair value of restricted stock and restricted stock units vested in 2024, 2023 and 2022 was $2.6 billion, $2.6 billion and $3.4 billion, respectively. The table below presents the status at December 31, 2024 of the share-settled restricted stock and restricted stock units and changes during 2024.

Stock-settled Restricted Stock and Restricted Stock Units

	Shares/Units	Weighted- average Grant Date Fair Value
Outstanding at January 1, 2024	233,510,155	$37.17
Granted	117,371,236	32.61
Vested	(75,327,933)	36.27
Canceled	(10,529,794)	36.54
Outstanding at December 31, 2024	265,023,664	35.43
NOTE 19 Income Taxes
The components of income tax expense for 2024, 2023 and 2022 are presented in the table below.

Income Tax Expense

(Dollars in millions)	2024	2023	2022
Current income tax expense
U.S. federal	$1,188	$1,361	$1,157
U.S. state and local	603	559	389
Non-U.S.	2,065	1,918	1,156
Total current expense	3,856	3,838	2,702
Deferred income tax expense
U.S. federal	(2,271)	(2,241)	110
U.S. state and local	138	(53)	254
Non-U.S.	399	283	375
Total deferred expense	(1,734)	(2,011)	739
Total income tax expense	$2,122	$1,827	$3,441
Total income tax expense does not reflect the tax effects of items that are included in OCI each period. For more information, see Note 14 – Accumulated Other Comprehensive Income (Loss). Other tax effects included in OCI each period resulted in an expense of $1.5 billion and $892 million in 2024 and 2023 and a benefit of $4.9 billion in 2022. The increase in the federal deferred tax benefit in 2024 and 2023 was primarily driven by increased tax attribute carryforwards related to the Corporation’s investments in affordable housing and renewable energy partnerships and similar investments compared to 2022.
Income tax expense for 2024, 2023 and 2022 varied from the amount computed by applying the statutory income tax rate to income before income taxes. The Corporation’s federal statutory tax rate was 21 percent for 2024, 2023 and 2022. A reconciliation of the expected U.S. federal income tax expense, calculated by applying the federal statutory tax rate, to the Corporation’s actual income tax expense, and the effective tax rates for 2024, 2023 and 2022 are presented in the following table.

149 Bank of America

Reconciliation of Income Tax Expense

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in millions)	2024		2023		2022
Expected U.S. federal income tax expense	$6,143	21.0%	$5,952	21.0%	$6,504	21.0%
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	678	2.3	475	1.7	756	2.4
Affordable housing/energy/other credits	(5,100)	(17.4)	(4,920)	(17.4)	(3,698)	(11.9)
Tax-exempt income, including dividends	(416)	(1.4)	(373)	(1.3)	(273)	(0.9)
Tax law changes	—	—	(137)	(0.5)	186	0.6
Changes in prior-period UTBs, including interest	(99)	(0.3)	(26)	(0.1)	(273)	(0.9)
Rate differential on non-U.S. earnings	635	2.2	601	2.1	368	1.2
Nondeductible expenses	365	1.2	367	1.3	352	1.1
Other	(84)	(0.3)	(112)	(0.4)	(481)	(1.5)
Total income tax expense	$2,122	7.3%	$1,827	6.4%	$3,441	11.1%
Tax Law changes reflect the impact of certain state legislative enactments in 2023 of approximately $137 million and the 2022 U.K. enacted corporate income tax rate change, which resulted in a negative tax adjustment of approximately $186 million, with corresponding adjustments of U.K. net deferred tax assets. The U.K. net deferred tax assets are primarily net operating losses (NOLs), incurred by the Corporation’s U.K. broker-dealer entity in historical periods, which do not expire under U.K. tax law and are assessed regularly for impairment. If further U.K. tax law changes are enacted, a corresponding income tax adjustment will be made based on the amount of available net deferred tax assets and applicable tax rate changes.
Tax credits originate from investments in affordable housing and renewable energy partnerships and similar entities. Significant increases in tax credits recognized in 2024 and 2023, compared to 2022, were primarily driven by the Corporation’s growth in the volume of investments in wind and solar energy production facilities. For more information, see Note 6 – Securitizations and Other Variable Interest Entities.
The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the table below.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2024	2023	2022
Balance, January 1	$811	$1,056	$1,322
Increases related to positions taken during the current year	55	76	121
Increases related to positions taken during prior years (1)	39	139	167
Decreases related to positions taken during prior years (1)	(134)	(32)	(289)
Settlements	(62)	(380)	(99)
Expiration of statute of limitations	(25)	(48)	(166)
Balance, December 31	$684	$811	$1,056
(1)    The sum of the positions taken during prior years differs from the $(99) million, $(26) million and $(273) million in the Reconciliation of Income Tax Expense table due to temporary items, state items and jurisdictional offsets, as well as the inclusion of interest in the Reconciliation of Income Tax Expense table.

At December 31, 2024, 2023 and 2022, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $573 million, $671 million and $709 million, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
It is reasonably possible that the UTB balance may decrease by as much as $217 million during the next 12 months, since resolved items will be removed from the balance whether their resolution results in payment or recognition.
The Corporation recognized an interest benefit of $9 million in 2024, interest expense of $35 million in 2023 and interest benefit of $50 million in 2022. At December 31, 2024 and 2023, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $105 million and $134 million.
The Corporation files income tax returns in more than 100 states and non-U.S. jurisdictions each year. The IRS and other tax authorities in countries and states in which the Corporation has significant business operations examine tax returns periodically (continuously in some jurisdictions). The table below summarizes the status of examinations by major jurisdiction for the Corporation and various subsidiaries at December 31, 2024.

Tax Examination Status

	Years under Examination (1)	Status at December 31, 2024
United States	2017-2021	Field Examination
California	2015-2017	Field Examination
California	2018-2021	Field Examination
New York	2019-2021	Field Examination
United Kingdom (2)	2021-2022	Field Examination
(1)    All tax years subsequent to the years shown remain subject to examination.
(2) Field examination for tax year 2023 to begin in 2025.
Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2024 and 2023 are presented in the following table.

Bank of America 150

Deferred Tax Assets and Liabilities

	December 31
(Dollars in millions)	2024	2023
Deferred tax assets
Tax attribute carryforwards	$11,863	$11,084
Allowance for credit losses	3,463	3,518
Security, loan and debt valuations	2,680	3,991
Lease liability	2,169	2,328
Employee compensation and retirement benefits	1,760	1,698
Accrued expenses	1,379	1,640
Other	1,983	1,475
Gross deferred tax assets	25,297	25,734
Valuation allowance	(2,361)	(2,108)
Total deferred tax assets, net of valuation allowance	22,936	23,626

Deferred tax liabilities
Equipment lease financing	3,021	2,488
Right-of-use asset	2,025	2,180
Tax credit investments	1,921	1,884
Fixed assets	151	789
Other	1,769	1,913
Gross deferred tax liabilities	8,887	9,254
Net deferred tax assets	$14,049	$14,372
The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss (NOL) and tax credit carryforwards at December 31, 2024.

Net Operating Loss and Tax Credit Carryforward Deferred Tax Assets

(Dollars in millions)	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
Net operating losses - U.K. (1)	$7,519	$—	$7,519	None
Net operating losses - other non-U.S.	135	(41)	94	Various
Net operating losses - U.S. states (2)	525	(363)	162	Various
General business credits	2,861	—	2,861	Various
Foreign tax credits	823	(823)	—	After 2028
(1)Represents U.K. broker-dealer net operating losses that may be carried forward indefinitely.
(2)The net operating losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $664 million and $459 million.
Management concluded that no valuation allowance was necessary to reduce the deferred tax assets related to the U.K. NOL carryforwards and U.S. federal and certain state NOL carryforwards since estimated future taxable income will be sufficient to utilize these assets prior to their expiration. Additionally, the Corporation has U.K. net deferred tax assets, which consist primarily of NOLs that are expected to be realized in a U.K. subsidiary over an extended number of years. Management’s conclusion is supported by financial results, profit forecasts for the relevant entity and the indefinite period to carry forward NOLs. However, a material change in those estimates could lead management to reassess such valuation allowance conclusions.
At December 31, 2024, U.S. federal income taxes had not been provided on approximately $5.0 billion of temporary differences associated with investments in non-U.S. subsidiaries that are essentially permanent in duration. If the Corporation were to record the associated deferred tax liability, the amount would be approximately $1.0 billion.
NOTE 20 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards that require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The Corporation categorizes its financial instruments into three levels based on the established fair value hierarchy and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in financial models measuring the fair values of the assets and liabilities become unobservable or observable, respectively, in the current marketplace, or when previously insignificant unobservable and observable inputs become significant, respectively. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 21 – Fair Value Option.
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
During 2024, there were no significant changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
Trading Account Assets and Liabilities and Debt Securities
The fair values of trading account assets and liabilities are primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. The fair values of debt securities are generally based on quoted market prices or market prices for similar assets. Liquidity is a significant factor in the determination of the fair values of trading account assets and liabilities and debt securities. Market price quotes may not be readily available for some positions such as positions within a market sector where trading activity has slowed significantly or ceased. Some of these instruments are valued using a discounted cash flow model, which estimates the fair value of the securities using internal credit risk, and interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Principal and interest cash flows are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security. Other instruments are valued using a net asset value approach that considers the value of the underlying securities. Underlying assets are valued using external pricing services, where available, or matrix pricing based on the vintages and ratings. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these

151 Bank of America

instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies.
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

Loans Held-for-sale
The fair values of LHFS are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk. The borrower-specific credit risk is embedded within the market prices, where available, or is implied by considering loan performance when selecting comparables.
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

Bank of America 152

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2024 and 2023, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	December 31, 2024
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,318	$—	$—	$—	$1,318
Federal funds sold and securities borrowed or purchased under agreements to resell	—	521,878	—	(377,377)	144,501
Trading account assets:
U.S. Treasury and government agencies	66,582	3,940	—	—	70,522
Corporate securities, trading loans and other	—	43,222	1,814	—	45,036
Equity securities	66,783	36,450	374	—	103,607
Non-U.S. sovereign debt	3,017	36,763	344	—	40,124
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	43,850	5	—	43,855
Mortgage trading loans, ABS and other MBS	—	10,343	973	—	11,316
Total trading account assets (2)	136,382	174,568	3,510	—	314,460
Derivative assets	14,626	289,940	3,562	(267,180)	40,948
AFS debt securities:
U.S. Treasury and government agencies	233,671	908	—	—	234,579
Mortgage-backed securities:
Agency	—	31,202	—	—	31,202
Agency-collateralized mortgage obligations	—	19,318	—	—	19,318
Non-agency residential	—	38	247	—	285
Commercial	—	25,274	328	—	25,602
Non-U.S. securities	75	22,320	36	—	22,431
Other taxable securities	—	4,603	—	—	4,603
Tax-exempt securities	—	8,412	—	—	8,412
Total AFS debt securities	233,746	112,075	611	—	346,432
Other debt securities carried at fair value:
U.S. Treasury and government agencies	3,885	—	—	—	3,885
Non-agency residential MBS	—	101	149	—	250
Non-U.S. and other securities	854	7,186	—	—	8,040
Total other debt securities carried at fair value	4,739	7,287	149	—	12,175
Loans and leases	—	4,167	82	—	4,249
Loans held-for-sale	—	2,082	132	—	2,214
Other assets (3)	8,279	2,928	1,969	—	13,176
Total assets (4)	$399,090	$1,114,925	$10,015	$(644,557)	$879,473
Liabilities
Interest-bearing deposits in U.S. offices	$—	$310	$—	$—	$310
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	570,236	—	(377,377)	192,859
Trading account liabilities:
U.S. Treasury and government agencies	16,408	195	—	—	16,603
Equity securities	40,066	4,843	10	—	44,919
Non-U.S. sovereign debt	2,727	17,279	—	—	20,006
Corporate securities and other	—	10,871	110	—	10,981
Mortgage trading loans and ABS	—	34	—	—	34
Total trading account liabilities	59,201	33,222	120	—	92,543
Derivative liabilities	15,354	284,810	5,523	(266,334)	39,353
Short-term borrowings	—	6,245	—	—	6,245
Accrued expenses and other liabilities	9,113	3,997	89	—	13,199
Long-term debt	—	49,452	553	—	50,005
Total liabilities (4)	$83,668	$948,272	$6,285	$(643,711)	$394,514
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $18.3 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $99 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs, which are classified as Level 3 assets, of $972 million.
(4)Total recurring Level 3 assets were 0.31 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.21 percent of total consolidated liabilities.

153 Bank of America

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

Bank of America 154

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2024, 2023 and 2022, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Year Ended December 31, 2024
Trading account assets:
Corporate securities, trading loans and other	$1,689	$87	$(6)	$1,128	$(913)	$44	$(1,158)	$1,125	$(182)	$1,814	$324
Equity securities	187	50	—	255	(65)	—	(62)	62	(53)	374	(12)
Non-U.S. sovereign debt	396	(1)	(57)	82	(16)	—	(79)	19	—	344	—
Mortgage trading loans, MBS and ABS	1,217	(151)	—	420	(617)	—	(63)	369	(197)	978	(172)
Total trading account assets	3,489	(15)	(63)	1,885	(1,611)	44	(1,362)	1,575	(432)	3,510	140
Net derivative assets (liabilities) (4)	(2,494)	1,035	—	1,104	(1,338)	—	(576)	(696)	1,004	(1,961)	(132)
AFS debt securities:
Non-agency residential MBS	273	8	57	—	—	—	(152)	191	(130)	247	6
Commercial MBS	—	(8)	1	338	—	—	(3)	—	—	328	(8)
Non-U.S. and other taxable securities	103	(1)	—	—	—	—	(66)	7	(7)	36	1
Total AFS debt securities	376	(1)	58	338	—	—	(221)	198	(137)	611	(1)
Other debt securities carried at fair value – Non-agency residential MBS	69	5	—	—	—	—	(27)	118	(16)	149	(1)
Loans and leases (5,6)	93	1	—	—	—	1	(13)	—	—	82	—
Loans held-for-sale (5,6)	164	(6)	(7)	25	—	1	(45)	—	—	132	(15)
Other assets (6,7)	1,657	279	(52)	272	(6)	139	(321)	1	—	1,969	47
Trading account liabilities – Equity securities	(12)	9	—	—	(4)	—	7	(21)	11	(10)	6
Trading account liabilities – Corporate securities and other	(39)	(55)	—	(7)	(15)	(3)	26	(17)	—	(110)	(69)
Short-term borrowings (5)	(10)	1	—	—	—	(9)	18	—	—	—	—
Accrued expenses and other liabilities (5)	(21)	(234)	—	165	—	—	1	—	—	(89)	(224)
Long-term debt (5)	(614)	64	(25)	—	—	—	23	(1)	—	(553)	65

Year Ended December 31, 2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$—	$—	$—	$—	$—	$—	$7	$(7)	$—	$—
Trading account assets:
Corporate securities, trading loans and other	2,384	144	2	453	(241)	20	(1,029)	385	(429)	1,689	50
Equity securities	145	44	—	39	(52)	—	(61)	153	(81)	187	(5)
Non-U.S. sovereign debt	518	68	30	64	(23)	—	(259)	—	(2)	396	70
Mortgage trading loans, MBS and ABS	1,552	(50)	—	263	(417)	—	(241)	436	(326)	1,217	(71)
Total trading account assets	4,599	206	32	819	(733)	20	(1,590)	974	(838)	3,489	44
Net derivative assets (liabilities) (4)	(2,893)	179	(375)	1,318	(1,281)	—	(1,575)	(8)	2,141	(2,494)	(857)
AFS debt securities:
Non-agency residential MBS	258	1	23	—	—	—	(9)	—	—	273	2
Non-U.S. and other taxable securities	195	10	7	—	—	—	(106)	4	(7)	103	2
Tax-exempt securities	51	1	—	—	—	—	(52)	—	—	—	—
Total AFS debt securities	504	12	30	—	—	—	(167)	4	(7)	376	4
Other debt securities carried at fair value – Non-agency residential MBS	119	(4)	—	—	(19)	—	(6)	—	(21)	69	(3)
Loans and leases (5,6)	253	(9)	—	9	(54)	—	(100)	16	(22)	93	(13)
Loans held-for-sale (5,6)	232	24	3	—	(25)	—	(70)	—	—	164	13
Other assets (6,7)	1,799	211	10	176	(326)	104	(319)	2	—	1,657	74
Trading account liabilities – Equity securities	—	1	—	—	—	—	2	(15)	—	(12)	1
Trading account liabilities – Corporate securities and other	(58)	(3)	—	(3)	(1)	(1)	24	(35)	38	(39)	(9)
Short-term borrowings (5)	(14)	1	—	—	(13)	(8)	24	—	—	(10)	(1)
Accrued expenses and other liabilities (5)	(32)	21	—	(11)	—	—	—	—	1	(21)	4
Long-term debt (5)	(862)	179	(26)	(9)	50	—	47	—	7	(614)	183
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized losses of $104 million and $324 million related to financial instruments still held at December 31, 2024 and 2023.
(4)Net derivative assets (liabilities) include derivative assets of $3.6 billion and $3.4 billion and derivative liabilities of $5.5 billion and $5.9 billion at December 31, 2024 and 2023.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

155 Bank of America

Level 3 – Fair Value Measurements (1)

(Dollars in millions)	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
				Purchases	Sales	Issuances	Settlements
Year Ended December 31, 2022
Trading account assets:
Corporate securities, trading loans and other	$2,110	$(52)	$(2)	$1,069	$(384)	$—	$(606)	$1,023	$(774)	$2,384	$(78)
Equity securities	190	(3)	—	45	(25)	—	(4)	38	(96)	145	(6)
Non-U.S. sovereign debt	396	59	16	54	(4)	—	(68)	75	(10)	518	56
Mortgage trading loans, MBS and ABS	1,527	(254)	—	729	(665)	—	(112)	536	(209)	1,552	(152)
Total trading account assets	4,223	(250)	14	1,897	(1,078)	—	(790)	1,672	(1,089)	4,599	(180)
Net derivative assets (liabilities) (4)	(2,662)	551	—	319	(830)	—	294	(180)	(385)	(2,893)	259
AFS debt securities:
Non-agency residential MBS	316	—	(35)	—	(8)	—	(75)	73	(13)	258	—
Non-U.S. and other taxable securities	71	10	(10)	126	—	—	(22)	311	(291)	195	1
Tax-exempt securities	52	—	1	—	—	—	(3)	1	—	51	—
Total AFS debt securities	439	10	(44)	126	(8)	—	(100)	385	(304)	504	1
Other debt securities carried at fair value - Non-agency residential MBS	242	(19)	—	—	—	—	(111)	30	(23)	119	14
Loans and leases (5,6)	748	(45)	—	—	(154)	82	(129)	—	(249)	253	(21)
Loans held-for-sale (5,6)	317	9	4	171	(6)	—	(271)	8	—	232	19
Other assets (6,7)	1,572	305	(21)	39	(35)	208	(271)	5	(3)	1,799	213
Trading account liabilities – Corporate securities and other	(11)	5	—	(4)	—	—	(2)	(46)	—	(58)	1
Short-term borrowings (5)	—	3	—	—	(17)	—	—	(3)	3	(14)	2
Accrued expenses and other liabilities (6)	—	(23)	—	(9)	—	—	—	—	—	(32)	(7)
Long-term debt (5)	(1,075)	(197)	82	—	14	(1)	57	(24)	282	(862)	(200)
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
(3)Includes unrealized losses in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains of $28 million related to financial instruments still held at December 31, 2022.
(4)Net derivative assets (liabilities) include derivative assets of $3.2 billion and derivative liabilities of $6.1 billion.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 156

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at December 31, 2024 and 2023.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2024

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$636	Discounted cash flow, Market comparables	Yield	0% to 20%	9%
Trading account assets – Mortgage trading loans, MBS and ABS	163		Prepayment speed	0% to 43% CPR	8% CPR
Loans and leases	77		Default rate	0% to 6% CDR	6% CDR
AFS debt securities – Non-agency residential	247		Price	$0 to $115	$74
Other debt securities carried at fair value – Non-agency residential	149		Loss severity	0% to 76%	24%
Instruments backed by commercial real estate assets	$555	Discounted cash flow	Yield	1%	n/a
Trading account assets – Corporate securities, trading loans and other	185		Price	$0 to $103	$84
Trading account assets – Mortgage trading loans, MBS and ABS	42
AFS debt securities – Commercial	328
Commercial loans, debt securities and other	$2,919	Discounted cash flow, Market comparables	Yield	4% to 37%	17%
Trading account assets – Corporate securities, trading loans and other	1,629		Prepayment speed	20%	n/a
Trading account assets – Non-U.S. sovereign debt	344		Default rate	2%	n/a
Trading account assets – Mortgage trading loans, MBS and ABS	773		Loss severity	30%	n/a
AFS debt securities – Non-U.S. and other taxable securities	36		Price	$0 to $135	$69
Loans and leases	5
Loans held-for-sale	132
Other assets, primarily auction rate securities	$997	Discounted cash flow, Market comparables	Price	$10 to $95	$86
			Discount rate	8% to 11%	9%

MSRs	$972	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 13 years	6 years
			Weighted-average life, variable rate (5)	0 to 12 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(553)	Discounted cash flow, Market comparables	Yield	18% to 22%	21%
			Price	$32 to $100	$91
			Natural gas forward price	$2/MMBtu to $7/MMBtu	$4 /MMBtu

Net derivative assets (liabilities)
Credit derivatives	$(6)	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	3 to 298 bps	63 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	29% to 63%	49%
			Price	$0 to $99	$94
Equity derivatives	$(869)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	59%
			Long-dated equity volatilities	1% to 87%	33%
Commodity derivatives	$(740)	Discounted cash flow	Natural gas forward price	$2/MMBtu to $7/MMBtu	$4/MMBtu
			Power forward price	$22 to $104	$48

Interest rate derivatives	$(346)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	50%
			Correlation (FX/IR)	(25)% to 58%	27%
			Long-dated inflation rates	(1)% to 21%	3%
			Long-dated inflation volatilities	0% to 5%	3%
			Interest rate volatilities	(1)% to 1%	0%
Total net derivative assets (liabilities)	$(1,961)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 153: Trading account assets – Corporate securities, trading loans and other of $1.8 billion, Trading account assets – Non-U.S. sovereign debt of $344 million, Trading account assets – Mortgage trading loans, MBS and ABS of $978 million, AFS debt securities of $611 million, Other debt securities carried at fair value - Non-agency residential of $149 million, Other assets, including MSRs, of $2.0 billion, Loans and leases of $82 million and LHFS of $132 million.
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
Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during 2024, 2023, and 2022.

Assets Measured at Fair Value on a Nonrecurring Basis

	December 31, 2024		December 31, 2023
(Dollars in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Loans held-for-sale	$63	$2,652	$77	$2,793
Loans and leases (1)	—	119	—	153
Foreclosed properties (2, 3)	—	93	—	48
Other assets (4)	2	236	31	898

		Gains (Losses)
		2024	2023	2022
Assets
Loans held-for-sale		$(211)	$(246)	$(387)
Loans and leases (1)		(29)	(45)	(48)
Foreclosed properties		(44)	(6)	(6)
Other assets		(27)	(252)	(91)
(1)Includes $8 million, $10 million and $15 million of losses on loans that were written down to a collateral value of zero during 2024, 2023 and 2022, respectively.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $16 million and $31 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at December 31, 2024 and 2023.
(4)Represents the fair value of certain impaired renewable energy investments.

159 Bank of America

The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements at December 31, 2024 and 2023.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Year Ended December 31, 2024
Loans held-for-sale	$2,652	Pricing model	Implied yield	9% to 28%	n/a
Loans and leases (2)	119	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	236	Discounted cash flow	Discount rate	7%	n/a
	Year Ended December 31, 2023
Loans held-for-sale	$2,793	Pricing model	Implied yield	7% to 23%	n/a
Loans and leases (2)	153	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	898	Discounted cash flow	Discount rate	7%	n/a
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
Fair Value Option Elections
The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at December 31, 2024 and 2023, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for 2024, 2023 and 2022.

Fair Value Option Elections

	December 31, 2024			December 31, 2023
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$144,501	$144,449	$52	$133,053	$133,001	$52
Loans reported as trading account assets (1)	11,615	24,461	(12,846)	8,377	15,580	(7,203)
Trading inventory – other	15,369	n/a	n/a	25,282	n/a	n/a
Consumer and commercial loans	4,249	4,292	(43)	3,569	3,618	(49)
Loans held-for-sale (1)	2,214	2,824	(610)	2,059	2,873	(814)
Other assets	2,732	n/a	n/a	1,986	n/a	n/a
Long-term deposits	310	386	(76)	284	267	17
Federal funds purchased and securities loaned or sold under agreements to repurchase	192,859	192,877	(18)	178,609	178,634	(25)
Short-term borrowings	6,245	6,247	(2)	4,690	4,694	(4)
Unfunded loan commitments	144	n/a	n/a	67	n/a	n/a
Accrued expenses and other liabilities	2,642	2,414	228	1,341	1,347	(6)
Long-term debt	50,005	54,257	(4,252)	42,809	46,707	(3,898)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

161 Bank of America

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Market making and similar activities	Other Income	Total
(Dollars in millions)	2024
Federal funds sold and securities borrowed or purchased under agreements to resell	$327	$(8)	$319
Loans reported as trading account assets	(30)	40	10
Trading inventory – other (1)	2,965	—	2,965
Consumer and commercial loans	93	20	113
Loans held-for-sale (2)	—	(30)	(30)
Short-term borrowings	199	—	199
Unfunded loan commitments	—	(13)	(13)
Accrued expenses and other liabilities	378	—	378
Long-term debt (3)	582	(32)	550
Other (4)	(286)	(21)	(307)
Total	$4,228	$(44)	$4,184

	2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$74	$(14)	$60
Loans reported as trading account assets	251	—	251
Trading inventory – other (1)	5,121	—	5,121
Consumer and commercial loans	(174)	67	(107)
Loans held-for-sale (2)	—	22	22
Short-term borrowings	7	—	7
Unfunded loan commitments	(1)	39	38
Accrued expenses and other liabilities	609	—	609
Long-term debt (3)	(1,143)	(35)	(1,178)
Other (4)	19	(9)	10
Total	$4,763	$70	$4,833

	2022
Federal funds sold and securities borrowed or purchased under agreements to resell	$(153)	$10	$(143)
Loans reported as trading account assets	(164)	—	(164)
Trading inventory – other (1)	(1,159)	—	(1,159)
Consumer and commercial loans	(58)	(27)	(85)
Loans held-for-sale (2)	—	(304)	(304)
Short-term borrowings	639	—	639
Unfunded loan commitments	—	8	8
Accrued expenses and other liabilities	11	—	11
Long-term debt (3)	4,359	(46)	4,313
Other (4)	227	20	247
Total	$3,702	$(339)	$3,363
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

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

(Dollars in millions)	2024	2023	2022
Loans reported as trading account assets	$(38)	$(3)	$(950)
Consumer and commercial loans	18	44	(51)
Loans held-for-sale	(8)	(15)	(23)
Unfunded loan commitments	(13)	39	8
Long-term debt	(3)	—	—
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

Bank of America 162

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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at December 31, 2024 and 2023 are presented in the table below.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2024
Financial assets
Loans	$1,060,629	$50,971	$992,135	$1,043,106
Loans held-for-sale	9,545	6,707	2,838	9,545
Financial liabilities
Deposits (1)	1,965,467	1,967,061	—	1,967,061
Long-term debt	283,279	287,098	652	287,750
Commercial unfunded lending commitments (2)	1,240	55	3,639	3,694

	December 31, 2023
Financial assets
Loans	$1,020,281	$49,311	$949,977	$999,288
Loans held-for-sale	6,002	3,024	2,979	6,003
Financial liabilities
Deposits (1)	1,923,827	1,925,015	—	1,925,015
Long-term debt	302,204	303,070	913	303,983
Commercial unfunded lending commitments (2)	1,275	44	3,927	3,971
(1)    Includes demand deposits of $892.9 billion and $897.3 billion with no stated maturities at December 31, 2024 and 2023.
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

NOTE 23 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. The segments are managed by the Corporation’s Management Team, with certain leaders responsible for each segment and/or the lines of business supporting the segments. On a continual basis, the Management Team assesses the performance of the segments by comparing the segments’ budgeted income and expenses to their actual results. The Chief Operating Decision Maker of the segments, which is the Corporation’s CEO, is the final approver on the amount of capital to allocate to each segment.
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

163 Bank of America

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
All Other
All Other primarily consists of ALM activities, liquidating businesses and certain expenses not otherwise allocated to a business segment. ALM activities encompass interest rate and foreign currency risk management activities for which substantially all of the results are allocated to the business segments. All Other includes income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking and Global Markets.
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
The segment noninterest expenses consist of the same expenses as those shown in the Consolidated Statement of Income and contain both direct expenses and certain expenses not directly attributable to a specific business segment, including indirect compensation and benefits expenses, that are allocated to the segments. The costs of certain centralized or shared functions are allocated based on methodologies that reflect utilization.
The following table presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for 2024, 2023 and 2022, and total assets at December 31, 2024 and 2023 for each business segment, as well as All Other.

Bank of America 164

Results of Business Segments and All Other (1)

At and for the year ended December 31	Total Corporation (2)			Consumer Banking
(Dollars in millions)	2024	2023	2022	2024	2023	2022
Net interest income	$56,679	$57,498	$52,900	$33,078	$33,689	$30,045
Noninterest income	45,827	41,650	42,488	8,358	8,342	8,590
Total revenue, net of interest expense	102,506	99,148	95,388	41,436	42,031	38,635
Provision for credit losses	5,821	4,394	2,543	4,987	5,158	1,980
Noninterest expense
Compensation and benefits (3)	40,182	38,330	36,447	6,422	6,490	6,218
Other noninterest expense	26,630	27,515	24,991	15,682	14,926	13,859
Total noninterest expense	66,812	65,845	61,438	22,104	21,416	20,077
Income before income taxes	29,873	28,909	31,407	14,345	15,457	16,578
Income tax expense	2,741	2,394	3,879	3,586	3,864	4,062
Net income	$27,132	$26,515	$27,528	$10,759	$11,593	$12,516
Year-end total assets	$3,261,519	$3,180,151		$1,034,370	$1,049,830

	Global Wealth & Investment Management			Global Banking
	2024	2023	2022	2024	2023	2022
Net interest income	$6,969	$7,147	$7,466	$13,235	$14,645	$12,184
Noninterest income	15,960	13,958	14,282	10,723	10,151	10,045
Total revenue, net of interest expense	22,929	21,105	21,748	23,958	24,796	22,229
Provision for credit losses	4	6	66	883	(586)	641
Noninterest expense
Compensation and benefits (3)	11,126	10,120	9,922	4,327	4,134	4,092
Other noninterest expense	6,115	5,716	5,568	7,526	7,210	6,874
Total noninterest expense	17,241	15,836	15,490	11,853	11,344	10,966
Income before income taxes	5,684	5,263	6,192	11,222	14,038	10,622
Income tax expense	1,421	1,316	1,517	3,086	3,790	2,815
Net income	$4,263	$3,947	$4,675	$8,136	$10,248	$7,807
Year-end total assets	$338,367	$344,626		$670,905	$621,751

	Global Markets			All Other
	2024	2023	2022	2024	2023	2022
Net interest income	$3,375	$1,678	$3,088	$22	$339	$117
Noninterest income	18,437	17,849	15,050	(7,651)	(8,650)	(5,479)
Total revenue, net of interest expense	21,812	19,527	18,138	(7,629)	(8,311)	(5,362)
Provision for credit losses	(32)	(131)	28	(21)	(53)	(172)
Noninterest expense
Compensation and benefits (3)	3,550	3,428	3,210	—	—	—
Other noninterest expense	10,376	9,778	9,210	1,688	4,043	2,485
Total noninterest expense	13,926	13,206	12,420	1,688	4,043	2,485
Income (loss) before income taxes	7,918	6,452	5,690	(9,296)	(12,301)	(7,675)
Income tax expense (benefit)	2,296	1,774	1,508	(7,648)	(8,350)	(6,023)
Net income (loss)	$5,622	$4,678	$4,182	$(1,648)	$(3,951)	$(1,652)
Year-end total assets	$876,605	$817,588		$341,272	$346,356
(1)Segment results are presented on an FTE basis and include additional net interest income and income tax expense, related to tax-exempt securities, of $619 million, $567 million and $438 million in 2024, 2023 and 2022, respectively, as compared to the Consolidated Statement of Income.
(2)There were no material intersegment revenues.
(3)Represents the compensation and benefits directly incurred by each segment.

165 Bank of America

The table below presents noninterest income and the associated components for 2024, 2023 and 2022, for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation			Consumer Banking			Global Wealth & Investment Management
(Dollars in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Fees and commissions:
Card income
Interchange fees	$4,013	$3,983	$4,096	$3,194	$3,157	$3,239	$(20)	$(12)	$20
Other card income	2,271	2,071	1,987	2,238	2,107	1,930	61	57	50
Total card income	6,284	6,054	6,083	5,432	5,264	5,169	41	45	70
Service charges
Deposit-related fees	4,708	4,382	5,190	2,445	2,317	2,706	44	41	65
Lending-related fees	1,347	1,302	1,215	—	—	—	53	37	8
Total service charges	6,055	5,684	6,405	2,445	2,317	2,706	97	78	73
Investment and brokerage services
Asset management fees	13,875	12,002	12,152	207	197	195	13,668	11,805	11,957
Brokerage fees	3,891	3,561	3,749	113	111	109	1,570	1,408	1,604
Total investment and brokerage services	17,766	15,563	15,901	320	308	304	15,238	13,213	13,561
Investment banking fees
Underwriting income	3,275	2,235	1,970	—	—	—	246	171	189
Syndication fees	1,221	898	1,070	—	—	—	—	—	—
Financial advisory services	1,690	1,575	1,783	—	—	—	—	—	—
Total investment banking fees	6,186	4,708	4,823	—	—	—	246	171	189
Total fees and commissions	36,291	32,009	33,212	8,197	7,889	8,179	15,622	13,507	13,893
Market making and similar activities	12,967	12,732	12,075	21	20	10	143	137	102
Other income (loss)	(3,431)	(3,091)	(2,799)	140	433	401	195	314	287
Total noninterest income	$45,827	$41,650	$42,488	$8,358	$8,342	$8,590	$15,960	$13,958	$14,282

	Global Banking			Global Markets			All Other
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Fees and commissions:
Card income
Interchange fees	$773	$772	$767	$66	$66	$66	$—	$—	$4
Other card income	13	9	7	—	—	—	(41)	(102)	—
Total card income	786	781	774	66	66	66	(41)	(102)	4
Service charges
Deposit-related fees	2,128	1,943	2,310	88	79	101	3	2	8
Lending-related fees	1,007	1,009	983	287	256	224	—	—	—
Total service charges	3,135	2,952	3,293	375	335	325	3	2	8
Investment and brokerage services
Asset management fees	—	—	—	—	—	—	—	—	—
Brokerage fees	91	57	42	2,128	1,993	2,002	(11)	(8)	(8)
Total investment and brokerage services	91	57	42	2,128	1,993	2,002	(11)	(8)	(8)
Investment banking fees
Underwriting income	1,305	922	796	1,892	1,298	1,176	(168)	(156)	(191)
Syndication fees	644	505	565	577	393	505	—	—	—
Financial advisory services	1,504	1,392	1,643	186	183	139	—	—	1
Total investment banking fees	3,453	2,819	3,004	2,655	1,874	1,820	(168)	(156)	(190)
Total fees and commissions	7,465	6,609	7,113	5,224	4,268	4,213	(217)	(264)	(186)
Market making and similar activities	275	190	215	12,778	13,430	11,406	(250)	(1,045)	342
Other income (loss)	2,983	3,352	2,717	435	151	(569)	(7,184)	(7,341)	(5,635)
Total noninterest income	$10,723	$10,151	$10,045	$18,437	$17,849	$15,050	$(7,651)	$(8,650)	$(5,479)

Bank of America 166

NOTE 24 Parent Company Information
The following tables present the Parent Company-only financial information.

Condensed Statement of Income

(Dollars in millions)	2024	2023	2022
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$21,300	$22,384	$22,250
Interest from subsidiaries	21,589	21,314	12,420
Other income (loss)	(1,223)	(1,012)	(201)
Total income	41,666	42,686	34,469
Expense
Interest on borrowed funds from subsidiaries	1,108	896	236
Other interest expense	14,060	14,119	7,041
Noninterest expense	1,580	1,699	1,322
Total expense	16,748	16,714	8,599
Income before income taxes and equity in undistributed earnings of subsidiaries	24,918	25,972	25,870
Income tax expense	773	838	683
Income before equity in undistributed earnings of subsidiaries	24,145	25,134	25,187
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	2,909	1,203	2,333
Nonbank companies and related subsidiaries	78	178	8
Total equity in undistributed earnings (losses) of subsidiaries	2,987	1,381	2,341
Net income	$27,132	$26,515	$27,528

Condensed Balance Sheet

	December 31
(Dollars in millions)	2024	2023
Assets
Cash held at bank subsidiaries	$4,613	$4,559
Securities	660	644
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	231,931	249,320
Banks and related subsidiaries	146	205
Nonbank companies and related subsidiaries	985	1,255
Investments in subsidiaries:
Bank holding companies and related subsidiaries	310,957	306,946
Nonbank companies and related subsidiaries	3,783	3,946
Other assets	6,658	6,799
Total assets	$559,733	$573,674
Liabilities and shareholders’ equity
Accrued expenses and other liabilities	$16,360	$14,510
Payables to subsidiaries:
Banks and related subsidiaries	114	207
Bank holding companies and related subsidiaries	14	14
Nonbank companies and related subsidiaries	21,011	17,756
Long-term debt	226,675	249,541
Total liabilities	264,174	282,028
Shareholders’ equity	295,559	291,646
Total liabilities and shareholders’ equity	$559,733	$573,674

167 Bank of America

Condensed Statement of Cash Flows

(Dollars in millions)	2024	2023	2022
Operating activities
Net income	$27,132	$26,515	$27,528
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(2,987)	(1,381)	(2,341)
Other operating activities, net	1,986	3,395	(31,777)
Net cash provided by (used in) operating activities	26,131	28,529	(6,590)
Investing activities
Net sales (purchases) of securities	(17)	(15)	25
Net payments from (to) subsidiaries	16,858	(21,267)	(6,044)
Other investing activities, net	—	(43)	(34)
Net cash provided by (used in) investing activities	16,841	(21,325)	(6,053)
Financing activities
Net increase in other advances	3,542	2,825	2,853
Proceeds from issuance of long-term debt	17,817	23,950	44,123
Retirement of long-term debt	(36,416)	(25,366)	(19,858)
Proceeds from issuance of preferred stock and warrants	—	—	4,426
Redemption of preferred stock	(5,254)	—	(654)
Common stock repurchased	(13,104)	(4,576)	(5,073)
Cash dividends paid	(9,503)	(9,087)	(8,576)
Net cash provided by (used in) financing activities	(42,918)	(12,254)	17,241
Net increase (decrease) in cash held at bank subsidiaries	54	(5,050)	4,598
Cash held at bank subsidiaries at January 1	4,559	9,609	5,011
Cash held at bank subsidiaries at December 31	$4,613	$4,559	$9,609
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

(Dollars in millions)		Total Assets at Year End (1)	Total Revenue, Net of Interest Expense (2)	Income Before Income Taxes	Net Income
U.S. (3)	2024	$2,817,345	$88,465	$25,724	$24,594
	2023	2,768,003	85,571	24,525	23,656
	2022		82,890	28,135	25,607
Asia	2024	153,489	5,184	1,616	1,176
	2023	139,967	4,952	1,512	1,139
	2022		4,597	1,144	865
Europe, Middle East and Africa	2024	257,695	6,499	1,069	796
	2023	238,052	6,393	1,540	1,098
	2022		6,044	1,121	689
Latin America and the Caribbean	2024	32,990	1,739	845	566
	2023	34,129	1,665	765	622
	2022		1,419	569	367
Total Non-U.S.	2024	444,174	13,422	3,530	2,538
	2023	412,148	13,010	3,817	2,859
	2022		12,060	2,834	1,921
Total Consolidated	2024	$3,261,519	$101,887	$29,254	$27,132
	2023	3,180,151	98,581	28,342	26,515
	2022		94,950	30,969	27,528
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
Risk-adjusted Margin – Difference between total revenue, net of interest expense, and net credit losses divided by average loans.

Bank of America 170

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
AI	Artificial intelligence
ALM	Asset and liability management
AUM	Assets under management
AVM	Automated valuation model
BANA	Bank of America, National Association
BHC	Bank holding company
BofAS	BofA Securities, Inc.
BofASE	BofA Securities Europe SA
bps	Basis points
BSBY	Bloomberg Short-Term Bank Yield Index
CAE	Chief Audit Executive
CCAR	Comprehensive Capital Analysis and Review
CCP	Central counterparty clearinghouses
CCPA	California’s Consumer Privacy Act
CDO	Collateralized debt obligation
CECL	Current expected credit losses
CEO	Chief Executive Officer
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CLO	Collateralized loan obligation
CLTV	Combined loan-to-value
CRO	Chief Risk Officer
CVA	Credit valuation adjustment
DIF	Deposit Insurance Fund
DTA	Deferred tax assets
DVA	Debit valuation adjustment
ECB	European Central Bank
ECL	Expected credit losses
EEA	European Economic Area
EPS	Earnings per common share
ERC	Enterprise Risk Committee
ESG	Environmental, social and governance
EU	European Union
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FLUs	Front line units
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America

GDPR	General Data Protection Regulation
GHG	Greenhouse gas
GLS	Global Liquidity Sources
GNMA	Government National Mortgage Association
GRM	Global Risk Management
G-SIB	Global systemically important bank
GWIM	Global Wealth & Investment Management
HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets
HTM	Held-to-maturity
ICAAP	Internal Capital Adequacy Assessment Process
IRLC	Interest rate lock commitment
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held-for-sale
LRR	Laws, Rules and Regulations
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLI	Merrill Lynch International
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MRC	Management Risk Committee
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
NOL	Net operating loss
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OECD	Organization for Economic Cooperation and Development
OREO	Other real estate owned
OTC	Over-the-counter
PCA	Prompt Corrective Action
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
RWA	Risk-weighted assets
SBLC	Standby letter of credit
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
SIFI	Systemically important financial institution
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
TLAC	Total loss-absorbing capacity
UDAAP	Unfair, deceptive, or abusive acts or practices
UTB	Unrecognized tax benefits
VA	U.S. Department of Veterans Affairs
VaR	Value-at-Risk
VIE	Variable interest entity

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Trading Arrangements
During the fiscal quarter ended December 31, 2024, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Corporation’s securities.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. As previously disclosed in its related quarterly reports on Form 10-Q, the Corporation identified and reported certain activities pursuant to Section 13(r) for the first, second and third quarters of 2024. The information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024 is hereby incorporated by reference to such reports. Except as set forth below, as of the date of this Annual Report on Form 10-K, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended December 31, 2024 that requires disclosure under Section 13(r) of the Exchange Act.
During the fourth quarter of 2024, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed 69 authorized wire payments totaling $13,965,455 pursuant to a general license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control regarding Afghanistan or governing institutions in Afghanistan. These payments for two BANA clients were processed to Afghan state-owned banks, which are subject to Executive Order 13224. 68 of the 69 authorized wire payments originated from one BANA client using two accounts. There was no measurable gross revenue or net profit to the Corporation relating to these transactions, except nominal fees received by BANA for processing payments. The Corporation may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Bank of America Corporation and Subsidiaries
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers
The name, age, position and office, and business experience of our current executive officers are:
Dean C. Athanasia (58) President, Regional Banking since October 2021; President, Retail and Preferred & Small Business Banking from January 2019 to October 2021; Co-Head -- Consumer Banking from September 2014 to January 2019; and Preferred and Small Business Banking Executive from April 2011 to September 2014.
Aditya Bhasin (51) Chief Technology & Information Officer since October 2021; Chief Information Officer and Head of Technology for Consumer, Small Business, Wealth Management and Employee Technology from October 2017 to October 2021; CIO, Retail, Preferred & Wealth Management Technology, and Wealth Management Operations from June 2015 to October 2017.
Darrin Steve Boland (56) Chief Administrative Officer1 since October 2021; President, Retail from February 2020 to October 2021; Head of Consumer Lending from May 2017 to February 2020; Consumer Lending Executive from May 2015 to May 2017.
Alastair M. Borthwick (56) Chief Financial Officer since November 2021; President of Global Commercial Banking from October 2012 to October 2021.
Sheri Bronstein (56) Chief Human Resources Officer since January 2019; Global Human Resources Executive from July 2015 to January 2019; and HR Executive for Global Banking & Markets from March 2010 to July 2015.
James P. DeMare (55) President, Global Markets since September 2020; Global Co-Head of FICC Trading and
1 In February 2025, Mr. Boland notified the Corporation of his decision to retire.

Bank of America 172

Commercial Real Estate Banking from February 2015 to September 2020.
Geoffrey S. Greener (60) Chief Risk Officer since April 2014; Head of Enterprise Capital Management from April 2011 to April 2014.
Lindsay D. Hans (45) President, Co-Head Merrill Wealth Management since April 2023; Head of Private Wealth Management, International and Institutional, Merrill Lynch from February 2023 to March 2023; Division Executive, Merrill Lynch from March 2017 to February 2023; Market Executive, Merrill Lynch from September 2014 to March 2017.
Kathleen A. Knox (61) President, The Private Bank since November 2017; Head of Business Banking from October 2014 to November 2017; and Retail Banking & Distribution Executive from June 2011 to October 2014.
Matthew M. Koder (53) President, Global Corporate & Investment Banking since December 2018; President of APAC from March 2012 to December 2018.
Bernard A. Mensah (56) President, International, CEO of Merrill Lynch International (MLI), BANA London Branch Head since August 2020. President of UK and Central and Eastern Europe, the Middle East, Africa, CEO of MLI, BANA London Branch and Co-Head of Global Fixed Income Currency and Commodities (FICC) Trading from September 2019 to August 2020; Co-Head of Global FICC Trading from March 2015 to September 2019.
Lauren A. Mogensen (62) Global General Counsel since November 2021; Head of Global Compliance & Operational Risk, and Reputational Risk from December 2013 to October 2021.
Brian T. Moynihan (65) Chair of the Board since October 2014, and President, Chief Executive Officer, and member of the Board of Directors since January 2010.
Thong M. Nguyen (66) Vice Chair, Head of Global Strategy & Enterprise Platforms since October 2021; Vice Chairman from January 2019 to October 2021; Co-Head -- Consumer Banking from September 2014 to January 2019; Retail Banking Executive from April 2014 to September 2014; and Retail Strategy, and Operations & Digital Banking Executive from September 2012 to April 2014.
Eric A. Schimpf (56) President, Co-Head Merrill Wealth Management since April 2023; Pacific Coast Division Executive, Merrill Lynch from July 2022 to March 2023; Head of Advisory Division, Merrill Lynch from September 2020 to July 2022; Southeast Division Executive, Merrill Lynch from April 2017 to September 2020; South Atlantic Division Executive, Merrill Lynch from June 2015 to April 2017; Market Executive, Merrill Lynch from January 2014 to June 2015.

Thomas M. Scrivener (53) Chief Operations Executive since October 2021; Head of Consumer, Small Business & Wealth Management Operations from October 2019 to October 2021; Global Real Estate and Enterprise Initiatives Executive from September 2018 to October 2019; Enterprise Scenario Planning and Execution Executive from May 2016 to September 2018; Enterprise Stress Testing, Recovery & Resolution Planning Executive from June 2014 to March 2016.
Bruce R. Thompson (60) Vice Chair, Head of Enterprise Credit since October 2021; Vice Chairman, Head of Institutional Credit Exposure Management (from December 2020) and Wholesale Credit Underwriting and Monitoring (from May 2021) to October 2021; Vice Chairman, President of the EU & Switzerland and CEO of Bank of America Europe DAC from May 2018 to December 2020; Vice Chairman of Bank of America Corporation from March 2016 to May 2018; Managing Director from July 2015 to March 2016; Chief Financial Officer from July 2011 to July 2015.
Information included under the following captions in the Corporation’s proxy statement relating to its 2025 annual meeting of shareholders (the 2025 Proxy Statement) is incorporated herein by reference:
●    “Proposal 1: Electing directors – Our director nominees;”
●    “Corporate governance – Additional corporate governance information;”
● “Corporate governance – Committees and membership;” and
●    “Corporate governance – Board meetings and attendance.”

The Corporation has an insider trading policy (Insider Trading Policy) that governs the purchase, sale and other dispositions of its securities by its directors, officers, employees and the Corporation itself. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.
Item 11. Executive Compensation
Information included under the following captions in the 2025 Proxy Statement is incorporated herein by reference:
●    “Compensation discussion and analysis;”
●    “Compensation and Human Capital Committee Report;”
●    “Executive compensation;”
●    “CEO pay ratio;”
●    “Corporate governance;” and
●    “Director compensation.”

173 Bank of America

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information included under the following caption in the 2025 Proxy Statement is incorporated herein by reference:
●    “Stock ownership of directors, executive officers, and certain beneficial owners.”
The table below presents information on equity compensation plans at December 31, 2024:

Plan Category (1)	(a) Number of Shares to be Issued Under Outstanding Options, Warrants and Rights (2)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (4)
Plans approved by shareholders	269,213,186	—	158,387,893
Plans not approved by shareholders	—	—	—
Total	269,213,186	—	158,387,893
(1)This table does not include 421,369 vested restricted stock units (RSUs) and stock option gain deferrals at December 31, 2024 that were assumed by the Corporation in connection with prior acquisitions under whose plans the awards were originally granted.
(2)Consists of outstanding RSUs. Includes 4,225,165 vested RSUs subject to a required post-vest holding period.
(3)RSUs do not have an exercise price and are delivered without any payment or consideration.
(4)Amount represents shares of common stock available for future issuance under the Bank of America Corporation Equity Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information included under the following captions in the 2025 Proxy Statement is incorporated herein by reference:
●    “Related person and certain other transactions;” and
●    “Corporate governance – Director independence.”
Item 14. Principal Accounting Fees and Services
Information included under the following caption in the 2025 Proxy Statement is incorporated herein by reference:
●    “Proposal 3: Ratifying the appointment of our independent registered public accounting firm for 2025.”

Bank of America 174

Part IV
Bank of America Corporation and Subsidiaries
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statement of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheet at December 31, 2024 and 2023
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
(2) Schedules:
None
(3) Index to Exhibits
With the exception of the information expressly incorporated herein by reference, the 2025 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

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
			10-K	4(ff)	2/25/11	1-6523
4.21	Fourth Supplemental Indenture dated as of February 23, 2017 between registrant and The Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.17)		10-K	4(i)	2/23/17	1-6523
4.22	Indenture dated as of June 27, 2018 (for senior debt securities) between the registrant and The Bank of New York Mellon Trust Company, N.A.		S-3	4.3	6/27/18	333-224523
4.23	Form of Registered Global Senior Medium-Term Note, Series N (prior to August 2021)		S-3	4.4	6/27/18	333-224523
4.24	Form of Master Registered Global Senior Medium-Term Note, Series N (prior to August 2021)		S-3	4.5	6/27/18	333-224523
4.25	Form of Registered Global Senior Medium-Term Note, Series N (from August 2021 to March 2024)		S-3	4.4	8/2/21	333-257399
4.26	Form of Master Registered Global Senior Medium-Term Note, Series N (from August 2021)		S-3	4.5	8/2/21	333-257399
4.27	Form of Registered Global Senior Medium-Term Note, Series N (from April 2024)		S-3	4.4	3/5/24	333-277673
4.28	Indenture dated as of June 27, 2018 (for subordinated debt securities) between the registrant and The Bank of New York Mellon Trust Company, N.A.		S-3	4.6	6/27/18	333-224523
4.29	Form of Registered Global Subordinated Medium-Term Note, Series N (prior to August 2021)		S-3	4.7	6/27/18	333-224523
4.30	Form of Registered Global Subordinated Medium-Term Note, Series N (from August 2021 to March 2024)		S-3	4.7	8/2/21	333-257399
4.31	Form of Registered Global Subordinated Medium-Term Note, Series N (from April 2024)		S-3	4.6	3/5/24	333-277673
	Registrant and its subsidiaries have other long-term debt agreements, but these are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Copies of these agreements will be furnished to the Commission on request
4.32	Description of the Corporation's Securities	1
10.1	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009 (Pension Restoration Plan)	2	10-K	10(c)	2/27/09	1-6523
10.2	First Amendment to the Pension Restoration Plan dated December 18, 2009	2	10-K	10(c)	2/26/10	1-6523
10.3	Second Amendment to the Pension Restoration Plan dated June 29, 2012	2	10-K	10(a)	2/28/13	1-6523
10.4	Third Amendment to the Pension Restoration Plan dated March 26, 2013	2	10-K	10.4	2/19/20	1-6523
10.5	Fourth Amendment to the Pension Restoration Plan dated August 22, 2013	2	10-K	10.5	2/19/20	1-6523
10.6	Fifth Amendment to the Pension Restoration Plan dated December 5, 2014	2	10-K	10.6	2/19/20	1-6523
10.7	Sixth Amendment to the Pension Restoration Plan dated December 15, 2016	2	10-K	10.7	2/19/20	1-6523
10.8	Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan) as amended and restated effective January 1, 2015	2	10-K	10(c)	2/25/15	1-6523
10.9	First Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10(vv)	2/24/16	1-6523
10.10	Second Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	S-8	4(c)	11/19/19	333-234780
10.11	Third Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10.14	2/19/20	1-6523
10.12	Fourth Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10.15	2/24/21	1-6523
10.13	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002	2	10-K	10(g)	3/3/03	1-6523
10.14	Amendment to Bank of America Executive Incentive Compensation Plan, dated January 23, 2013	2	10-K	10(d)	2/28/13	1-6523
10.15	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005	2	10-K	10(g)	2/28/07	1-6523
10.16	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2019	2	10-K	10(f)	2/26/19	1-6523
10.17	Bank of America Corporation Key Employee Equity Plan (formerly known as the Key Associate Stock Plan), as amended and restated effective May 6, 2015 (2015 KEEP)	2	8-K	10.2	5/7/15	1-6523
10.18	First Amendment to the 2015 KEEP dated December 19, 2018	2	10-K	10(mm)	2/26/19	1-6523
10.19	Second Amendment to the 2015 KEEP dated April 24, 2019	2	8-K	10.1	4/24/19	1-6523

Bank of America 176

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
10.20	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 20, 2021 (2021 BACEP)	2	8-K	10.1	4/22/21	1-6523
10.21	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 25, 2023 (2023 BACEP)	2	8-K	10.1	4/28/23	1-6523
10.22	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 24, 2024	2	8-K	10.1	4/26/24	1-6523
10.23	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2015 KEEP and the 2021 BACEP	2	10-K	10(h)	2/26/19	1-6523
10.24	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2023 BACEP	1, 2
10.25	Form of Time-based Restricted Stock Units Award Agreement (February 2021) under the 2015 KEEP	2	10-Q	10.1	4/29/21	1-6523
10.26	Form of Performance Restricted Stock Units Award Agreement (February 2021) under the 2015 KEEP	2	10-Q	10.2	4/29/21	1-6523
10.27	Form of Cash-settled Restricted Stock Units Award Agreement under the 2021 BACEP	2	10-K	10.32	2/22/22	1-6523
10.28	Form of Time-Based Restricted Stock Units Award Agreement under the 2021 BACEP	2	10-K	10.33	2/22/22	1-6523
10.29	Form of Performance-Based Restricted Stock Units Award Agreement under the 2021 BACEP	2	10-K	10.34	2/22/22	1-6523
10.30	Form of Cash-Settled Restricted Stock Units Award Agreement under the 2023 BACEP	2	10-Q	10.1	4/30/24	1-6523
10.31	Form of Performance-Based Restricted Stock Units Award Agreement under the 2023 BACEP	2	10-Q	10.2	4/30/24	1-6523
10.32	Form of Time-Based Cash-Settled Restricted Stock Units Award Agreement under the 2023 BACEP	2	10-Q	10.3	4/30/24	1-6523
10.33	Form of Time-Based Share-Settled Restricted Stock Units Award Agreement under the 2023 BACEP	2	10-Q	10.4	4/30/24	1-6523
10.34	Form of Phantom Restricted Stock Units Award Agreement	2	10-K	10.35	2/22/22	1-6523
10.35	Amendment to various plans in connection with FleetBoston Financial Corporation merger dated October 27, 2003	2	10-K	10(v)	3/1/04	1-6523
10.36	FleetBoston Supplemental Executive Retirement Plan effective December 31, 2004	2	10-K	10(r)	3/1/05	1-6523
10.37	FleetBoston Executive Deferred Compensation Plan No. 2 effective December 16, 2003	2	10-K	10(u)	3/1/05	1-6523
10.38	FleetBoston Executive Supplemental Plan effective December 31, 2004	2	10-K	10(v)	3/1/05	1-6523
10.39	Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	2	10-K	10(p)	2/26/10	1-6523
10.40	First Amendment to the Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	2	10-K	10(I)	2/28/13	1-6523
10.41	FleetBoston Directors Deferred Compensation and Stock Unit Plan effective January 1, 2004	2	10-K	10(aa)	3/1/05	1-6523
10.42	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment	2	10-K	10(oo)	3/1/05	1-6523
10.43	Employment Agreement dated October 27, 2003 between registrant and Brian T. Moynihan	2	S-4	10(d)	12/4/03	333-110924
10.44	Cancellation Agreement dated October 26, 2005 between registrant and Brian T. Moynihan	2	8-K	10.1	10/26/05	1-6523
10.45	Agreement Regarding Participation in the Fleet Boston Supplemental Executive Retirement Plan dated October 26, 2005 between registrant and Brian T. Moynihan	2	8-K	10.2	10/26/05	1-6523
10.46	Securities Purchase Agreement dated August 25, 2011 between registrant and Berkshire Hathaway Inc. (including forms of the certificate of Designations, Warrant and Registration Rights Agreement)		8-K	1.1	8/25/11	1-6523
10.47	Amended and Restated Aircraft Time Sharing Agreement (Multiple Aircraft) dated June 26, 2018 between Bank of America, N.A. and Brian T. Moynihan	2	10-Q	10	7/30/18	1-6523
10.48	Form of Aircraft Time Sharing Agreement (Multiple Aircraft) between Bank of America, N.A. and certain executive officers of the Corporation, including certain Named Executive Officers	2	10-Q	10(b)	7/29/19	1-6523
10.49	Amended Exhibit B to the Form of Aircraft Time Sharing Agreement (Multiple Aircraft) between Bank of America, N.A. and certain executive officers of the Corporation, including certain Named Executive Officers	2	10-Q	10.1	10/28/22	1-6523
10.50	ESA Retention Agreement dated March 15, 2004 between the Corporation and Dean C. Athanasia	2	10-Q	10(c)	4/26/19	1-6523
10.51	Letter Agreement dated November 9, 2021 between the Corporation and James P. DeMare	2, 3	10-Q	10.1	4/29/22	1-6523
10.52	Employment Offer Letter dated March 4, 2019 between the Corporation and Matthew M. Koder	2, 3	10-Q	10.2	4/29/22	1-6523
10.53	Letter of Understanding dated March 4, 2019 between the Corporation and Matthew M. Koder	2, 3	10-Q	10.3	4/29/22	1-6523

177 Bank of America

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
10.54	Form of Acknowledgement of and Agreement to the Incentive Compensation Recoupment Policy	2	10-Q	10.5	4/30/24	1-6523
19	Bank of America Corporation Insider Trading Policy	1
21	Direct and Indirect Subsidiaries of Bank of America Corporation As of December 31, 2024	1
22	Subsidiary Issuers of Guaranteed Securities		10-K	22	2/22/23	1-6523
23	Consent of PricewaterhouseCoopers LLP	1
24	Power of Attorney	1
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	4
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	4
97.1	Incentive Compensation Recoupment Policy		10-K	97.1	2/20/24	1-6523
99.1	Bank of America Corporation Corporate Policy Regarding Seeking Stockholder Approval of Future Severance Agreements		10-K	99.1	2/22/23	1-6523
101.INS	Inline XBRL Instance Document	5
101.SCH	Inline XBRL Taxonomy Extension Schema Document	1
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: February 25, 2025

Bank of America Corporation

By:	/s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian T. Moynihan	Chief Executive Officer, President, Chair and Director (Principal Executive Officer)	February 25, 2025
Brian T. Moynihan

*/s/ Alastair M. Borthwick	Chief Financial Officer (Principal Financial Officer)	February 25, 2025
Alastair M. Borthwick

*/s/ Rudolf A. Bless	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025
Rudolf A. Bless

*/s/ Sharon L. Allen	Director	February 25, 2025
Sharon L. Allen

*/s/ José E. Almeida	Director	February 25, 2025
José E. Almeida

*/s/ Pierre J.P. de Weck	Director	February 25, 2025
Pierre J.P. de Weck

*/s/ Arnold W. Donald	Director	February 25, 2025
Arnold W. Donald

*/s/ Linda P. Hudson	Director	February 25, 2025
Linda P. Hudson

*/s/ Monica C. Lozano	Director	February 25, 2025
Monica C. Lozano

*/s/ Maria N. Martinez	Director	February 25, 2025
Maria N. Martinez

*/s/ Lionel L. Nowell III	Director	February 25, 2025
Lionel L. Nowell III

179 Bank of America

	Signature	Title	Date

	*/s/ Denise L. Ramos	Director	February 25, 2025
Denise L. Ramos

	*/s/ Clayton S. Rose	Director	February 25, 2025
Clayton S. Rose

	*/s/ Michael D. White	Director	February 25, 2025
Michael D. White

	*/s/ Thomas D. Woods	Director	February 25, 2025
Thomas D. Woods

	*/s/ Maria T. Zuber	Director	February 25, 2025
Maria T. Zuber

*By	/s/ Ross E. Jeffries, Jr.
Ross E. Jeffries, Jr. Attorney-in-Fact

Bank of America 180