Form 10-Q
period 2025-03-31
BANK OF AMERICA CORP /DE/
filed 2025-04-30
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Yes ☐ No ☑
On April 29, 2025, there were 7,531,876,103 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
March 31, 2025
Form 10-Q
INDEX
Part I. Financial Information

1 Bank of America

Part II. Other Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bank of America Corporation (the Corporation) and its management may make certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goals,” “outlook,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” Forward-looking statements represent the Corporation’s current expectations, plans or forecasts of its future results, revenues, liquidity, net interest income, provision for credit losses, expenses, efficiency ratio, capital measures, strategy, deposits, assets, and future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K and in any of the Corporation’s subsequent U.S. Securities and Exchange Commission (SEC) filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage, which are inherently difficult to predict, resulting from pending, threatened or future litigation and regulatory investigations, proceedings and enforcement actions, which the Corporation is subject to in the ordinary course of business, including matters related to our processing of unemployment benefits for California and certain other states, the features of our automatic credit card payment service, the adequacy of the Corporation’s anti-money laundering and economic sanctions programs and the processing of electronic payments, including through the Zelle network, and related fraud, which are in various stages; the possibility that the Corporation's future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the Corporation's ability to resolve representations and warranties repurchase and related claims; the impact of U.S. and global interest rates (including the potential for ongoing fluctuations in interest rates), inflation, currency exchange rates, economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, which may have varying effects across industries and geographies, and geopolitical instability; the risks related to the discontinuation of reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, which may include unemployment rates, real estate prices, gross domestic product levels and corporate bond spreads, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of trade policies, supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation’s concentration of credit risk; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; variances to the underlying assumptions and judgments used in estimating banking book net interest income sensitivity; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic payments and payment of checks, that were authorized by the customer but induced by fraud; the impact of failures or disruptions in or breaches of the Corporation’s operations or information systems, or those of various third parties, including regulators and federal and state governments, such as from cybersecurity incidents; the risks related to the development, implementation, use and management of emerging technologies,

Bank of America 2

including artificial intelligence and machine learning; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental goals or the impact of any changes in the Corporation’s sustainability or human capital management strategy or goals; the impact of uncertain or changing political conditions or any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary, trade or regulatory policy; the emergence of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the Russia/Ukraine conflict, the conflicts in the Middle East, the possible expansion of such conflicts and potential geopolitical consequences), terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At March 31, 2025, the Corporation had $3.3 trillion in assets and a headcount of approximately 213,000 employees. As of March 31, 2025, we served clients through operations across the U.S., its territories and more than 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 69 million consumer and small business clients with approximately 3,700 retail financial centers, approximately 15,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 49 million active users, including approximately 40 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of $4.2 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
The Corporation’s website is www.bankofamerica.com, and the Investor Relations portion of our website is https://investor.bankofamerica.com. We use our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information regarding the Corporation on our website. Investors should monitor our website, including the Investor Relations portion, in addition to our press releases, SEC filings, public conference calls and webcasts. Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph is not incorporated by reference into this Quarterly Report on Form 10-Q.
Recent Developments
Capital Management
On April 23, 2025, the Corporation’s Board of Directors (the Board) declared a quarterly common stock dividend of $0.26 per share, payable on June 27, 2025 to shareholders of record as of June 6, 2025.
For more information on our capital resources, see Capital Management beginning on page 16.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data
	Three Months Ended March 31
(Dollars in millions, except per share information)	2025	2024
Income statement
Net interest income	$14,443	$14,032
Noninterest income	12,923	11,786
Total revenue, net of interest expense	27,366	25,818
Provision for credit losses	1,480	1,319
Noninterest expense	17,770	17,237
Income before income taxes	8,116	7,262
Income tax expense	720	588
Net income	7,396	6,674
Preferred stock dividends	406	532
Net income applicable to common shareholders	$6,990	$6,142
Per common share information
Earnings	$0.91	$0.77
Diluted earnings	0.90	0.76
Dividends paid	0.26	0.24
Performance ratios
Return on average assets (1)	0.89%	0.83%
Return on average common shareholders’ equity (1)	10.36	9.35
Return on average tangible common shareholders’ equity (2)	13.94	12.73
Efficiency ratio (1)	64.93	66.77
	March 31 2025	December 31 2024
Balance sheet
Total loans and leases	$1,110,625	$1,095,835
Total assets	3,349,424	3,261,519
Total deposits	1,989,564	1,965,467
Total liabilities	3,053,843	2,965,960
Total common shareholders’ equity	275,082	272,400
Total shareholders’ equity	295,581	295,559
(1)For definitions, see Key Metrics on page 94.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most directly comparable financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 43.

3 Bank of America

Net income was $7.4 billion, or $0.90 per diluted share, for the three months ended March 31, 2025 compared to $6.7 billion, or $0.76 per diluted share, for the same period in 2024. The increase in net income was primarily due to higher noninterest income and net interest income, partially offset by higher noninterest expense.
Total assets increased $87.9 billion from December 31, 2024 to $3.3 trillion primarily driven by higher securities borrowed or purchased under agreements to resell to support Global Markets client activity, higher trading account assets and debt securities, and loan growth.
Total liabilities increased $87.9 billion from December 31, 2024 to $3.1 trillion primarily driven by higher securities loaned or sold under agreements to repurchase to support Global Markets client activity, higher deposits due to seasonal deposit inflows and client activity, and long-term debt issuances.
Shareholders’ equity was $295.6 billion at March 31, 2025, relatively unchanged compared to December 31, 2024, as net income and market value increases on derivatives were largely offset by returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, as well as preferred stock redemptions.
Net Interest Income
Net interest income increased $411 million to $14.4 billion for the three months ended March 31, 2025 compared to the same period in 2024. Net interest yield on a fully taxable-equivalent (FTE) basis was 1.99 percent, unchanged from the same period a year ago. The increase in net interest income was primarily driven by lower deposit costs, higher net interest income related to Global Markets activity and fixed-rate asset repricing, partially offset by the impacts of lower rates and one less day of interest accrual. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 5, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 40.
Noninterest Income

Table 2	Noninterest Income

		Three Months Ended March 31
(Dollars in millions)		2025	2024
Fees and commissions:
Card income		$1,518	$1,463
Service charges		1,561	1,442
Investment and brokerage services		4,813	4,187
Investment banking fees		1,523	1,568
Total fees and commissions		9,415	8,660
Market making and similar activities		3,584	3,888
Other income (loss)		(76)	(762)
Total noninterest income		$12,923	$11,786
Noninterest income increased $1.1 billion to $12.9 billion for the three months ended March 31, 2025 compared to the same period in 2024. The following highlights the significant changes.
●    Service charges increased $119 million primarily due to higher treasury service charges.
●    Investment and brokerage services increased $626 million primarily driven by higher asset management fees due to higher average equity market valuations and the impact of positive assets under management (AUM) flows.
●    Market making and similar activities decreased $304 million primarily driven by lower trading revenue from credit products in Fixed Income, Currencies and Commodities (FICC), and lower income from foreign currency risk management activities.
●    Other income increased $686 million primarily due to gains on leveraged finance positions and certain valuation adjustments.
Provision for Credit Losses
The provision for credit losses increased $161 million to $1.5 billion for the three months ended March 31, 2025 compared to the same period in 2024. The provision for credit losses for the current year was primarily driven by credit card loans. Compared to the same period a year ago, the provision for credit losses was primarily driven by credit card loans and the commercial real estate office portfolio. For more information on the provision for credit losses, see Allowance for Credit Losses on page 36.
Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended March 31
(Dollars in millions)		2025	2024
Compensation and benefits		$10,889	$10,195
Information processing and communications		1,894	1,800
Occupancy and equipment		1,856	1,811
Product delivery and transaction related		914	851
Professional fees		652	548
Marketing		506	455
Other general operating		1,059	1,577
Total noninterest expense		$17,770	$17,237
Noninterest expense increased $533 million to $17.8 billion for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily driven by investments in people, revenue-related expenses, technology, and operations. Additionally, the prior-year period included a $700 million accrual for the increase in the Corporation’s share of the Federal Deposit Insurance Corporation (FDIC) special assessment.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended March 31
(Dollars in millions)		2025	2024
Income before income taxes		$8,116	$7,262
Income tax expense		720	588
Effective tax rate		8.9%	8.1%
The effective tax rates (ETR) for the three months ended March 31, 2025 and 2024 were primarily driven by our recurring tax preference benefits, which mainly consisted of tax credits from investments in affordable housing and renewable energy. Absent these credits and discrete items of $1.4 billion (17 percentage points) for the three months ended March 31, 2025 and $1.3 billion (18 percentage points) for the three months ended March 31, 2024, the adjusted ETR would have been approximately 26 percent for both periods. Adjusted ETR is a non-GAAP financial measure. For more information, see Supplemental Financial Data on page 5.

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
We may present an adjusted ETR to exclude the tax rate effects of certain tax credits and discrete tax items (adjusted ETR). We believe the presentation of adjusted ETR is useful because it provides additional information to assess the Corporation’s results of operations.
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
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 3, and Table 5 on page 6.
For information on key segment performance metrics, see Business Segment Operations on page 8.

5 Bank of America

Table 5	Selected Quarterly Financial Data

	2025 Quarter	2024 Quarters
(In millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$14,443	$14,359	$13,967	$13,702	$14,032
Noninterest income	12,923	10,988	11,378	11,675	11,786
Total revenue, net of interest expense	27,366	25,347	25,345	25,377	25,818
Provision for credit losses	1,480	1,452	1,542	1,508	1,319
Noninterest expense	17,770	16,787	16,479	16,309	17,237
Income before income taxes	8,116	7,108	7,324	7,560	7,262
Income tax expense	720	443	428	663	588
Net income	7,396	6,665	6,896	6,897	6,674
Net income applicable to common shareholders	6,990	6,399	6,380	6,582	6,142
Average common shares issued and outstanding	7,677.9	7,738.4	7,818.0	7,897.9	7,968.2
Average diluted common shares issued and outstanding	7,770.8	7,843.7	7,902.1	7,960.9	8,031.4
Performance ratios
Return on average assets (1)	0.89%	0.80%	0.83%	0.85%	0.83%
Four-quarter trailing return on average assets (2)	0.84	0.83	0.72	0.76	0.78
Return on average common shareholders’ equity (1)	10.36	9.37	9.44	9.98	9.35
Return on average tangible common shareholders’ equity (3)	13.94	12.63	12.76	13.57	12.73
Return on average shareholders’ equity (1)	10.14	8.98	9.30	9.45	9.18
Return on average tangible shareholders’ equity (3)	13.29	11.78	12.20	12.42	12.07
Total ending equity to total ending assets	8.82	9.06	8.92	9.02	8.97
Common equity ratio (1)	8.21	8.35	8.18	8.21	8.10
Total average equity to total average assets	8.83	8.89	8.95	8.96	9.01
Dividend payout (1)	28.51	31.29	31.70	28.66	31.11
Per common share data
Earnings	$0.91	$0.83	$0.82	$0.83	$0.77
Diluted earnings	0.90	0.82	0.81	0.83	0.76
Dividends paid	0.26	0.26	0.26	0.24	0.24
Book value (1)	36.39	35.79	35.37	34.39	33.71
Tangible book value (3)	27.12	26.58	26.25	25.37	24.79
Market capitalization	$315,482	$334,497	$305,090	$309,202	$298,312
Average balance sheet
Total loans and leases	$1,093,738	$1,081,009	$1,059,728	$1,051,472	$1,047,890
Total assets	3,351,423	3,318,094	3,296,171	3,274,988	3,247,159
Total deposits	1,958,332	1,957,950	1,920,748	1,909,925	1,907,462
Long-term debt	241,036	238,988	247,338	243,689	254,782
Common shareholders’ equity	273,480	271,641	269,001	265,290	264,114
Total shareholders’ equity	295,787	295,134	294,985	293,403	292,511
Asset quality
Allowance for credit losses (4)	$14,366	$14,336	$14,351	$14,342	$14,371
Nonperforming loans, leases and foreclosed properties (5)	6,201	6,120	5,824	5,691	6,034
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.20%	1.21%	1.24%	1.26%	1.26%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	218	222	235	242	225
Net charge-offs	$1,452	$1,466	$1,534	$1,533	$1,498
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.54%	0.54%	0.58%	0.59%	0.58%
Capital ratios at period end (6)
Common equity tier 1 capital	11.8%	11.9%	11.8%	11.9%	11.9%
Tier 1 capital	13.0	13.2	13.2	13.5	13.6
Total capital	15.0	15.1	14.9	15.1	15.2
Tier 1 leverage	6.8	6.9	6.9	7.0	7.1
Supplementary leverage ratio	5.7	5.9	5.9	6.0	6.0
Tangible equity (3)	6.9	7.1	7.0	7.0	7.0
Tangible common equity (3)	6.3	6.3	6.2	6.2	6.1
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	27.4%	27.1%	27.4%	28.2%	28.7%
Total loss-absorbing capacity to supplementary leverage exposure	12.1	12.0	12.2	12.5	12.8
Eligible long-term debt to risk-weighted assets	13.6	13.0	13.3	13.7	14.2
Eligible long-term debt to supplementary leverage exposure	6.0	5.8	6.0	6.0	6.3
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
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 16.

Bank of America 6

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	First Quarter 2025			First Quarter 2024
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$272,012	$2,810	4.19%	$346,463	$4,531	5.26%
Time deposits placed and other short-term investments	9,202	92	4.04	9,728	116	4.80
Federal funds sold and securities borrowed or purchased under agreements to resell	322,012	3,774	4.75	304,821	5,175	6.83
Trading account assets	231,437	3,034	5.31	202,461	2,482	4.93
Debt securities	923,747	6,786	2.95	842,483	6,162	2.92
Loans and leases (2)
Residential mortgage	228,638	1,916	3.36	227,748	1,803	3.17
Home equity	25,849	366	5.74	25,522	390	6.14
Credit card	100,173	2,838	11.49	99,815	2,786	11.22
Direct/Indirect and other consumer	106,847	1,432	5.43	103,371	1,399	5.45
Total consumer	461,507	6,552	5.74	456,456	6,378	5.61
U.S. commercial	411,783	5,427	5.34	379,566	5,236	5.55
Non-U.S. commercial	138,853	2,058	6.01	125,024	2,170	6.98
Commercial real estate (3)	65,751	1,020	6.29	71,986	1,311	7.33
Commercial lease financing	15,844	215	5.46	14,858	200	5.41
Total commercial	632,231	8,720	5.59	591,434	8,917	6.06
Total loans and leases	1,093,738	15,272	5.65	1,047,890	15,295	5.87
Other earning assets	114,695	2,443	8.63	106,737	2,682	10.10
Total earning assets	2,966,843	34,211	4.67	2,860,583	36,443	5.12
Cash and due from banks	23,700			24,185
Other assets, less allowance for loan and lease losses	360,880			362,391
Total assets	$3,351,423			$3,247,159
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$966,678	$4,638	1.95%	$956,716	$5,012	2.11%
Time and savings deposits	364,554	3,007	3.34	325,765	3,059	3.78
Total U.S. interest-bearing deposits	1,331,232	7,645	2.33	1,282,481	8,071	2.53
Non-U.S. interest-bearing deposits	116,733	987	3.42	104,373	1,067	4.11
Total interest-bearing deposits	1,447,965	8,632	2.42	1,386,854	9,138	2.65
Federal funds purchased and securities loaned or sold under agreements to repurchase	385,091	4,629	4.87	350,507	6,026	6.92
Short-term borrowings and other interest-bearing liabilities	160,226	2,334	5.91	141,091	2,509	7.15
Trading account liabilities	53,678	707	5.34	51,757	546	4.24
Long-term debt	241,036	3,321	5.56	254,782	4,034	6.35
Total interest-bearing liabilities	2,287,996	19,623	3.47	2,184,991	22,253	4.10
Noninterest-bearing sources
Noninterest-bearing deposits	510,367			520,608
Other liabilities (4)	257,273			249,049
Shareholders’ equity	295,787			292,511
Total liabilities and shareholders’ equity	$3,351,423			$3,247,159
Net interest spread			1.20%			1.02%
Impact of noninterest-bearing sources			0.79			0.97
Net interest income/yield on earning assets (5)		$14,588	1.99%		$14,190	1.99%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 40.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $59.8 billion and $66.2 billion, and non-U.S. commercial real estate loans of $5.9 billion and $5.8 billion for the first quarter of 2025 and 2024.
(4)Includes $53.7 billion and $44.1 billion of structured notes and liabilities for the first quarter of 2025 and 2024.
(5)Net interest income includes FTE adjustments of $145 million and $158 million for the first quarter of 2025 and 2024.

7 Bank of America

Business Segment Operations
Segment Description and Basis of Presentation
We report our results of operations through four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We manage our segments and report their results on an FTE basis. For more information, see Business Segment Operations in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
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
Consumer Banking

	Three Months Ended March 31
(Dollars in millions)	2025	2024	% Change
Net interest income	$8,505	$8,197	4%
Noninterest income:
Card income	1,297	1,272	2
Service charges	618	578	7
All other income	73	119	(39)
Total noninterest income	1,988	1,969	1
Total revenue, net of interest expense	10,493	10,166	3

Provision for credit losses	1,292	1,150	12
Noninterest expense	5,826	5,475	6
Income before income taxes	3,375	3,541	(5)
Income tax expense	844	885	(5)
Net income	$2,531	$2,656	(5)

Effective tax rate	25.0%	25.0%

Net interest yield	3.48	3.31
Efficiency ratio	55.53	53.86
Return on average allocated capital	23	25

Balance Sheet

	Three Months Ended March 31
Average	2025	2024	% Change
Total loans and leases	$315,038	$313,038	1%
Total earning assets	992,252	995,556	—
Total assets	1,029,320	1,033,101	—
Total deposits	947,550	952,466	(1)
Allocated capital	44,000	43,250	2

Period end	March 31 2025	December 31 2024	% Change
Total loans and leases	$318,337	$318,754	—%
Total earning assets	1,016,785	995,369	2
Total assets	1,054,637	1,034,370	2
Total deposits	972,064	952,311	2
Consumer Banking offers a diversified range of lending, deposit and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Net income for Consumer Banking decreased $125 million to $2.5 billion due to higher noninterest expense and higher provision for credit losses, partially offset by higher revenue. Net interest income increased $308 million to $8.5 billion primarily driven by higher deposit spreads and loan balances, partially offset by one less day of interest accrual. Noninterest income was $2.0 billion, relatively unchanged from the same period a year ago.
The provision for credit losses increased $142 million to $1.3 billion primarily due to credit card. Noninterest expense increased $351 million to $5.8 billion primarily driven by investments in the business, including operations, people and technology.
The return on average allocated capital was 23 percent, down from 25 percent, due to an increase in allocated capital

Bank of America 8

and lower net income. For information on capital allocated to the business segments, see Business Segment Operations on page 8.
Average loans and leases increased $2.0 billion to $315.0 billion largely due to growth in small business loans.
Average deposits decreased $4.9 billion to $947.6 billion primarily due to net outflows of $24.6 billion in money market savings, partially offset by growth in time deposits of $21.4 billion.
Consumer investment assets increased $41.3 billion to $497.7 billion driven by positive net client flows and market performance.
Key Statistics
The table below provides key performance indicators for deposit spreads, other period-end information, credit and debit card and loan production activities.

Key Statistics

	Three Months Ended March 31
(Dollars in millions)	2025	2024
Deposit Spreads
Total deposit spreads (excludes noninterest costs)	2.85%	2.69%

Period end
Consumer investment assets (in millions) (1)	$497,680	$456,391
Active digital banking users (in thousands) (2)	49,028	47,079
Active mobile banking users (in thousands) (3)	40,492	38,544
Financial centers	3,681	3,804
ATMs	14,866	15,028

Credit and Debit Card
Total credit card (4)
Gross interest yield (5)	12.12%	12.24%
Risk-adjusted margin (6)	6.68	6.81
New accounts (in thousands)	913	998
Purchase volumes	$88,208	$87,011
Debit card purchase volumes	$140,197	$132,407

Loan Production (7)
Consumer Banking:
First mortgage	$1,857	$1,688
Home equity	1,834	1,600
Total (8):
First mortgage	$4,508	$3,443
Home equity	2,214	1,891
(1)Includes client brokerage assets, deposit sweep balances, Bank of America, N.A. brokered CDs and AUM in Consumer Banking.
(2)Represents mobile and/or online active users over the past 90 days.
(3)Represents mobile active users over the past 90 days.
(4)Includes consumer credit card portfolios in Consumer Banking and GWIM.
(5)Calculated as the effective annual percentage rate divided by average loans.
(6)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
(7)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(8)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.

Active mobile banking users increased approximately two million, reflecting client growth and continuing changes in our clients’ banking preferences. We had a net decrease of 123 financial centers and 162 ATMs as we continued to optimize our consumer banking network.
During the three months ended March 31, 2025, the total risk-adjusted margin decreased 13 basis points (bps) compared to the same period in 2024 primarily driven by higher net credit losses, partially offset by higher net interest margin and higher net fee income. Total credit card purchase volumes increased $1.2 billion to $88.2 billion, and debit card purchase volumes increased $7.8 billion to $140.2 billion, reflecting higher levels of consumer spending.

During the three months ended March 31, 2025, first mortgage loan originations for Consumer Banking and the total Corporation increased $169 million and $1.1 billion compared to the same period in 2024 primarily driven by higher demand.
During the three months ended March 31, 2025, home equity production in Consumer Banking and the total Corporation increased $234 million and $323 million compared to the same period in 2024 primarily driven by higher demand.

9 Bank of America

Global Wealth & Investment Management

	Three Months Ended March 31
(Dollars in millions)	2025	2024	% Change
Net interest income	$1,765	$1,814	(3)%
Noninterest income:
Investment and brokerage services	4,089	3,600	14
All other income	162	177	(8)
Total noninterest income	4,251	3,777	13
Total revenue, net of interest expense	6,016	5,591	8

Provision for credit losses	14	(13)	n/m
Noninterest expense	4,659	4,264	9
Income before income taxes	1,343	1,340	—
Income tax expense	336	335	—
Net income	$1,007	$1,005	—

Effective tax rate	25.0%	25.0%

Net interest yield	2.26	2.23
Efficiency ratio	77.44	76.27
Return on average allocated capital	21	22

Balance Sheet

	Three Months Ended March 31
Average	March 31, 2025	2024	% Change
Total loans and leases	$232,326	$218,616	6%
Total earning assets	316,887	327,692	(3)
Total assets	330,607	341,119	(3)
Total deposits	286,399	297,373	(4)
Allocated capital	19,750	18,500	7

Period end	March 31 2025	December 31 2024	% Change
Total loans and leases	$234,304	$231,981	1%
Total earning assets	315,663	323,496	(2)
Total assets	329,816	338,367	(3)
Total deposits	285,063	292,278	(2)
n/m = not meaningful
GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For more information on GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Net income for GWIM was $1.0 billion for the three months ended March 31, 2025, largely unchanged from the same period in 2024, primarily due to higher revenue, mostly offset by higher noninterest expense. The operating margin was 22 percent compared to 24 percent a year ago.
Net interest income decreased $49 million to $1.8 billion primarily due to the impact of lower interest rates and lower average deposit balances.
Noninterest income, which primarily includes investment and brokerage services income, increased $474 million to $4.3 billion. The increase was primarily due to higher asset management fees driven by higher average equity market valuations and the impact of positive AUM flows.
Noninterest expense increased $395 million to $4.7 billion primarily due to higher revenue-related incentives and investments in the business, including people and technology.
The return on average allocated capital was 21 percent, down from 22 percent, due to an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 8.
Average loans and leases increased $13.7 billion to $232.3 billion, primarily driven by custom lending, securities based lending and residential mortgage loans. Average deposits decreased $11.0 billion to $286.4 billion primarily driven by clients moving deposits to higher yielding investment cash alternatives, including offerings on our investment and brokerage platforms.
Merrill Wealth Management revenue of $5.0 billion increased eight percent primarily due to higher asset management fees driven by higher average equity market valuations and the impact of positive net AUM flows.
Bank of America Private Bank revenue of $997 million increased six percent primarily driven by higher asset management fees due to the impact of higher average equity market valuations and positive net client flows.

Bank of America 10

Key Indicators and Metrics

	Three Months Ended March 31
(Dollars in millions)	2025	2024
Revenue by Business
Merrill Wealth Management	$5,019	$4,647
Bank of America Private Bank	997	944
Total revenue, net of interest expense	$6,016	$5,591

Client Balances by Business, at period end
Merrill Wealth Management	$3,486,594	$3,339,693
Bank of America Private Bank	670,600	633,697
Total client balances	$4,157,194	$3,973,390

Client Balances by Type, at period end
Assets under management	$1,855,657	$1,730,005
Brokerage and other assets	1,821,203	1,758,642
Deposits	285,063	298,039
Loans and leases (1)	236,641	222,528
Less: Managed deposits in assets under management	(41,370)	(35,824)
Total client balances	$4,157,194	$3,973,390

Assets Under Management Rollforward
Assets under management, beginning of period	$1,882,211	$1,617,740
Net client flows	23,957	24,655
Market valuation/other	(50,511)	87,610
Total assets under management, end of period	$1,855,657	$1,730,005
(1)Includes margin receivables, which are classified in customer and other receivables on the Consolidated Balance Sheet.
Client Balances
Client balances increased $183.8 billion, or five percent, to $4.2 trillion at March 31, 2025 compared to March 31, 2024. The increase in client balances was primarily due to the impact of higher market valuations and positive net client flows.

11 Bank of America

Global Banking

	Three Months Ended March 31
(Dollars in millions)	2025	2024	% Change
Net interest income	$3,151	$3,460	(9)%
Noninterest income:
Service charges	826	750	10
Investment banking fees	847	850	—
All other income	1,153	920	25
Total noninterest income	2,826	2,520	12
Total revenue, net of interest expense	5,977	5,980	—

Provision for credit losses	154	229	(33)
Noninterest expense	3,184	3,012	6
Income before income taxes	2,639	2,739	(4)
Income tax expense	726	753	(4)
Net income	$1,913	$1,986	(4)

Effective tax rate	27.5%	27.5%

Net interest yield	2.11	2.50
Efficiency ratio	53.27	50.37
Return on average allocated capital	15	16

Balance Sheet
	Three Months Ended March 31
Average	2025	2024	% Change
Total loans and leases	$378,733	$373,608	1%
Total earning assets	606,802	555,957	9
Total assets	674,322	623,073	8
Total deposits	575,185	525,699	9
Allocated capital	50,750	49,250	3

Period end	March 31 2025	December 31 2024	% Change
Total loans and leases	$384,208	$379,473	1%
Total earning assets	620,055	603,481	3
Total assets	687,702	670,905	3
Total deposits	591,619	578,159	2
Global Banking, which includes Global Corporate Banking, Global Commercial Banking, Business Banking and Global Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions, and underwriting and advisory services through our network of global offices and client relationship teams. For more information about Global Banking, see Business Segment Operations in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Net income for Global Banking decreased $73 million to $1.9 billion for the three months ended March 31, 2025 compared to the same period in 2024 driven by higher noninterest expense, partially offset by lower provision for credit losses.
Net interest income decreased $309 million to $3.2 billion primarily due to the impact of interest rates, partially offset by the benefit of higher average deposit balances.
Noninterest income of $2.8 billion included realized gains of approximately $230 million in other income primarily related to sales of certain leveraged finance positions, as well as higher treasury service charges, partially offset by lower leasing-related revenue compared to the same period in 2024.
The provision for credit losses decreased $75 million to $154 million primarily driven by improved asset quality within the commercial real estate office portfolio.
Noninterest expense increased $172 million to $3.2 billion primarily due to continued investments in the business, including technology and operations.
The return on average allocated capital was 15 percent, down from 16 percent, due to lower net income and an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 8.
Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of the results, which exclude certain investment banking and other activities in Global Banking.

Bank of America 12

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended March 31
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Business Lending	$914	$1,065	$1,129	$1,280	$54	$59	$2,097	$2,404
Global Transaction Services	1,288	1,335	1,032	970	360	361	2,680	2,666
Total revenue, net of interest expense	$2,202	$2,400	$2,161	$2,250	$414	$420	$4,777	$5,070

Balance Sheet

Average
Total loans and leases	$171,087	$165,040	$195,775	$196,276	$11,779	$12,132	$378,641	$373,448
Total deposits	317,620	290,392	205,341	185,727	52,225	49,578	575,186	525,697

Period end
Total loans and leases	$175,916	$164,161	$196,502	$196,850	$11,770	$12,262	$384,188	$373,273
Total deposits	335,905	291,066	204,422	186,051	51,293	49,992	591,620	527,109
Business Lending revenue decreased $307 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily driven by lower net interest income and lower leasing-related revenue.
Global Transaction Services revenue increased $14 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily driven by the benefit of higher average deposit balances and higher treasury service charges, largely offset by the impact of lower interest rates.
Average loans and leases of $378.6 billion increased one percent for the three months ended March 31, 2025 compared to the same period in 2024 due to client demand. Average deposits of $575.2 billion increased nine percent due to growth in both domestic and international balances.
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

Investment Banking Fees

	Global Banking		Total Corporation
(Dollars in millions)	2025	2024	2025	2024
Products
Advisory	$339	$317	$384	$373
Debt issuance	409	383	942	885
Equity issuance	99	150	272	363
Gross investment banking fees	847	850	1,598	1,621
Self-led deals	(28)	(13)	(75)	(53)
Total investment banking fees	$819	$837	$1,523	$1,568
Total Corporation investment banking fees of $1.5 billion, which exclude self-led deals and are primarily included within Global Banking and Global Markets, decreased three percent for the three months ended March 31, 2025 compared to the same period in 2024. The decrease was primarily due to lower equity insurance fees, partially offset by higher debt and advisory fees.

13 Bank of America

Global Markets

	Three Months Ended March 31
(Dollars in millions)	2025	2024	% Change
Net interest income	$1,189	$681	75%
Noninterest income:
Investment and brokerage services	627	495	27
Investment banking fees	681	708	(4)
Market making and similar activities	3,622	3,830	(5)
All other income	465	169	n/m
Total noninterest income	5,395	5,202	4
Total revenue, net of interest expense	6,584	5,883	12

Provision for credit losses	28	(36)	n/m
Noninterest expense	3,811	3,492	9
Income before income taxes	2,745	2,427	13
Income tax expense	796	704	13
Net income	$1,949	$1,723	13

Effective tax rate	29.0%	29.0%

Efficiency ratio	57.89	59.38
Return on average allocated capital	16	15

Balance Sheet	Three Months Ended March 31
Average	2025	2024	% Change
Trading-related assets:
Trading account securities	$346,590	$323,210	7%
Reverse repurchases	143,605	134,081	7
Securities borrowed	136,800	134,852	1
Derivative assets	41,242	37,683	9
Total trading-related assets	668,237	629,826	6
Total loans and leases	159,625	133,756	19
Total earning assets	767,592	692,851	11
Total assets	969,340	895,382	8
Total deposits	38,809	32,585	19
Allocated capital	49,000	45,500	8

Period end	March 31 2025	December 31 2024	% Change
Total trading-related assets	$660,267	$580,557	14%
Total loans and leases	166,348	157,450	6
Total earning assets	761,826	687,678	11
Total assets	959,533	876,605	9
Total deposits	38,268	38,848	(1)
n/m = not meaningful
Global Markets offers sales and trading services and research services to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. For more information about Global Markets, see Business Segment Operations in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
The following explanations for period-over-period changes in results for Global Markets, including those disclosed under Sales and Trading Revenue, are the same for amounts including and excluding net DVA. Amounts excluding net DVA are non-GAAP financial measures. For more information on net DVA, see Supplemental Financial Data on page 5.
Net income for Global Markets increased $226 million to $1.9 billion for the three months ended March 31, 2025 compared to the same period in 2024. Net DVA gains were $19 million compared to losses of $85 million in 2024. Excluding net DVA, net income increased $147 million to $1.9 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue of $6.6 billion included higher sales and trading revenue and realized gains of approximately $230 million in other income primarily related to sales of certain leveraged finance positions. Sales and trading revenue increased $572 million, and excluding net DVA, increased $468 million. These increases were driven by higher revenue in both Equities and FICC.
Noninterest expense increased $319 million to $3.8 billion, primarily driven by higher revenue-related expenses and continued investments in the business, including people and technology.
Average total assets increased $74.0 billion to $969.3 billion for the three months ended March 31, 2025 compared to the same period in 2024 driven by higher levels of inventory, loan growth and increased financing activity. Period-end total assets increased $82.9 billion from December 31, 2024 to $959.5 billion driven by the same factors as average total assets.
The return on average allocated capital was 16 percent, up from 15 percent, reflecting higher net income, partially offset by an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 8.

Bank of America 14

Sales and Trading Revenue
For a description of sales and trading revenue, see Business Segment Operations in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K. The following table and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion also present sales and trading revenue, excluding net DVA, which is a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 5.

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended March 31
(Dollars in millions)	2025	2024
Sales and trading revenue (2)
Fixed-income, currencies and commodities	$3,478	$3,231
Equities	2,186	1,861
Total sales and trading revenue	$5,664	$5,092

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$3,463	$3,307
Equities	2,182	1,870
Total sales and trading revenue, excluding net DVA	$5,645	$5,177
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $77 million and $149 million for the three months ended March 31, 2025 and 2024.
(3)Includes Global Banking sales and trading revenue of $(37) million and $144 million for the three months ended March 31, 2025 and 2024.
(4)FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains (losses) were $15 million and $(76) million for the three months ended March 31, 2025 and 2024. Equities net DVA gains (losses) were $4 million and $(9) million for the three months ended March 31, 2025 and 2024.
Including and excluding net DVA, FICC revenue increased $247 million and $156 million for the three months ended March 31, 2025 compared to the same period in 2024 driven by strong trading performance in macro products and continued strength in credit trading. Including and excluding net DVA, Equities revenue increased $325 million and $312 million driven by improved trading performance and increased client activity.
All Other

	Three Months Ended March 31
(Dollars in millions)	2025	2024	% Change
Net interest income	$(22)	$38	n/m
Noninterest income (loss)	(1,537)	(1,682)	(9)%
Total revenue, net of interest expense	(1,559)	(1,644)	(5)

Provision for credit losses	(8)	(11)	(27)
Noninterest expense	290	994	(71)
Loss before income taxes	(1,841)	(2,627)	(30)
Income tax benefit	(1,837)	(1,931)	(5)
Net loss	$(4)	$(696)	(99)

Balance Sheet
	Three Months Ended March 31
Average	2025	2024	% Change
Total loans and leases	$8,016	$8,872	(10)%
Total assets (1)	347,834	354,484	(2)
Total deposits	110,389	99,339	11

Period end	March 31 2025	December 31 2024	% Change
Total loans and leases	$7,428	$8,177	(9)%
Total assets (1)	317,736	341,272	(7)
Total deposits	102,550	103,871	(1)
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $974.7 billion and $958.0 billion for the three months ended March 31, 2025 and 2024, and period-end allocated assets were $1.0 trillion and $978.4 billion at March 31, 2025 and December 31, 2024.
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
The net loss in All Other decreased $692 million to $4 million primarily due to lower noninterest expense.
Noninterest expense decreased $704 million to $290 million primarily due to the $700 million accrual recorded in the prior year for the increase in the Corporation’s estimated share of the FDIC special assessment.
The income tax benefit decreased $94 million to $1.8 billion due to lower tax preference benefits primarily related to tax credit investment activity.

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
For more information on the Corporation’s risks, see Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K. These risks are being managed within our Risk Framework and supporting risk management programs. For more information on our Risk Framework, risk management activities and the key types of risk faced by the Corporation, see the Managing Risk section in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Capital Management
The Corporation manages its capital position so that its capital is more than adequate to support its business activities and aligns with risk, risk appetite and strategic planning. For more information, see Capital Management in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan and associated stress capital buffer (SCB) requirement, which include supervisory stress testing by the Federal Reserve. Based on 2024 CCAR stress test results, our SCB is 3.2 percent effective from October 1, 2024 through September 30, 2025. In April 2025, we submitted our 2025 CCAR capital plan and related supervisory stress tests. The Federal Reserve has indicated that it will disclose CCAR capital plan supervisory stress test results by June 30, 2025.
The Board authorized a $25 billion common stock repurchase program, effective August 1, 2024. Pursuant to Board authorization, during the three months ended March 31, 2025, we repurchased $4.5 billion of common stock. For more information, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 93 and Capital Management – CCAR and Capital Planning in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
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
Additionally, as part of our planned capital actions, during the first quarter of 2025, the Corporation paid common stock dividends of $1.9 billion.
Regulatory Capital
As a BHC, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk weighted assets (RWA) under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of March 31, 2025, the Corporation’s binding ratio was the Tier 1 capital ratio under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely of CET1 capital. For the period from October 1, 2024 through September 30, 2025, the Corporation’s minimum CET1 requirements are 10.7 percent under the Standardized approach and 10.0 percent under the Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach by, among other factors, including a measure of the Corporation’s reliance on short-term wholesale funding. The Corporation’s G-SIB surcharge, which is higher under Method 2, is expected to increase to 3.5 percent from 3.0 percent on January 1, 2027, unless its surcharge calculated as of December 31, 2025 is lower than 3.5 percent. At March 31, 2025, the Corporation’s CET1 capital ratio of 11.8 percent under the Standardized approach exceeded its CET1 capital ratio requirement.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. At March 31, 2025, our insured depository institution subsidiaries exceeded their requirement to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework.

Bank of America 16

Capital Composition and Ratios
Table 7 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2025 and December 31, 2024. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 7	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	March 31, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$201,177	$201,177
Tier 1 capital	221,666	221,666
Total capital (3)	256,466	245,995
Risk-weighted assets (in billions)	1,711	1,514
Common equity tier 1 capital ratio	11.8%	13.3%	10.7%
Tier 1 capital ratio	13.0	14.6	12.2
Total capital ratio	15.0	16.2	14.2

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,272	$3,272
Tier 1 leverage ratio	6.8%	6.8%	4.0

Supplementary leverage exposure (in billions)		$3,860
Supplementary leverage ratio		5.7%	5.0

	December 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$201,083	$201,083
Tier 1 capital	223,458	223,458
Total capital (3)	255,363	244,809
Risk-weighted assets (in billions)	1,696	1,490
Common equity tier 1 capital ratio	11.9%	13.5%	10.7%
Tier 1 capital ratio	13.2	15.0	12.2
Total capital ratio	15.1	16.4	14.2

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,240	$3,240
Tier 1 leverage ratio	6.9%	6.9%	4.0

Supplementary leverage exposure (in billions)		$3,818
Supplementary leverage ratio		5.9%	5.0
(1)Capital ratios as of December 31, 2024 were calculated using the regulatory capital rule that allowed a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard on January 1, 2020.
(2)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 3.0 percent, and SCB (under the Standardized approach) of 3.2 percent. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At March 31, 2025, CET1 capital was $201.2 billion, an increase of $94 million from December 31, 2024, primarily due to earnings, largely offset by capital distributions. Tier 1 capital decreased $1.8 billion driven by the same factors as CET1 capital as well as preferred stock redemptions. Total capital under the Standardized approach increased $1.1 billion driven by the same factors as Tier 1 capital, as well as subordinated debt issuances and an increase in the adjusted allowance for credit losses included in Tier 2 capital. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at March 31, 2025, increased $15.3 billion during 2025 to $1,711 billion primarily driven by client activity in Global Markets. Supplementary leverage exposure at March 31, 2025 increased $41.5 billion primarily driven by increased activity in Global Markets.

17 Bank of America

Table 8 shows the capital composition at March 31, 2025 and December 31, 2024.

Table 8	Capital Composition under Basel 3

(Dollars in millions)		March 31 2025	December 31 2024
Total common shareholders’ equity		$275,082	$272,400
CECL transitional amount (1)		—	627
Goodwill, net of related deferred tax liabilities		(68,649)	(68,649)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(8,419)	(8,097)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,425)	(1,440)
Defined benefit pension plan net assets		(800)	(786)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,173	1,491
Accumulated net (gain) loss on certain cash flow hedges (2)		4,298	5,629
Other		(83)	(92)
Common equity tier 1 capital		201,177	201,083
Qualifying preferred stock, net of issuance cost		20,498	22,391
Other		(9)	(16)
Tier 1 capital		221,666	223,458
Tier 2 capital instruments		20,650	18,592
Qualifying allowance for credit losses (3)		14,442	13,558
Other		(292)	(245)
Total capital under the Standardized approach		256,466	255,363
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(10,471)	(10,554)
Total capital under the Advanced approaches		$245,995	$244,809
(1)December 31, 2024 includes 25 percent of the CECL transition provision’s impact as of December 31, 2021. As of January 1, 2025, CECL transition provision’s impact is fully phased-in.
(2)Includes amounts in accumulated other comprehensive income (OCI) related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)December 31, 2024 includes the impact of transition provisions related to the CECL accounting standard.
Table 9 shows the components of RWA as measured under Basel 3 at March 31, 2025 and December 31, 2024.

Table 9	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		March 31, 2025		December 31, 2024
Credit risk		$1,630	$1,027	$1,623	$1,015
Market risk		81	81	73	73
Operational risk		n/a	360	n/a	359
Risks related to credit valuation adjustments		n/a	46	n/a	43
Total risk-weighted assets		$1,711	$1,514	$1,696	$1,490
n/a = not applicable

Bank of America 18

Bank of America, N.A. Regulatory Capital
Table 10 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2025 and December 31, 2024. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 10	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	March 31, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$193,808	$193,808
Tier 1 capital	193,808	193,808
Total capital (3)	209,624	199,393
Risk-weighted assets (in billions)	1,450	1,165
Common equity tier 1 capital ratio	13.4%	16.6%	7.0%
Tier 1 capital ratio	13.4	16.6	8.5
Total capital ratio	14.5	17.1	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,545	$2,545
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$3,020
Supplementary leverage ratio		6.4%	6.0

	December 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$194,341	$194,341
Tier 1 capital	194,341	194,341
Total capital (3)	209,256	198,923
Risk-weighted assets (in billions)	1,444	1,151
Common equity tier 1 capital ratio	13.5%	16.9%	7.0%
Tier 1 capital ratio	13.5	16.9	8.5
Total capital ratio	14.5	17.3	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,546	$2,546
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$3,015
Supplementary leverage ratio		6.4%	6.0
(1)Capital ratios as of December 31, 2024 were calculated using the regulatory capital rule that allowed a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)Risk-based capital regulatory minimums at both March 31, 2025 and December 31, 2024 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. Table 11 presents the Corporation's TLAC and long-term debt ratios and related information as of March 31, 2025 and December 31, 2024.

19 Bank of America

Table 11	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	March 31, 2025
Total eligible balance	$468,442		$232,568
Percentage of risk-weighted assets (4)	27.4%	22.0%	13.6%	9.0%
Percentage of supplementary leverage exposure	12.1	9.5	6.0	4.5

	December 31, 2024
Total eligible balance	$459,857		$220,666
Percentage of risk-weighted assets (4)	27.1%	22.0%	13.0%	9.0%
Percentage of supplementary leverage exposure	12.0	9.5	5.8	4.5
(1)TLAC ratios as of December 31, 2024 were calculated using the regulatory capital rule that allowed a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
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
(3)The long-term debt RWA regulatory minimum is comprised of 6.0 percent plus the Corporation’s G-SIB surcharge of 3.0 percent. The long-term debt leverage exposure regulatory minimum is 4.5 percent.
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of March 31, 2025 and December 31, 2024.
Regulatory Developments
On April 17, 2025, the Federal Reserve Board issued a notice of proposed rulemaking (NPR) to reduce the volatility of the stress capital buffer requirement. Under the NPR, results from the two most recent annual supervisory stress tests would be averaged. In addition, the annual effective date of the stress capital buffer requirement would change from October 1st of the current year to January 1st of the following year to provide banks with additional time to comply with their new capital requirements.
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At March 31, 2025, BofAS had tentative net capital of $20.3 billion. BofAS also had regulatory net capital of $17.4 billion, which exceeded the minimum requirement of $4.5 billion.
MLPF&S provides retail services. At March 31, 2025, MLPF&S' regulatory net capital was $7.4 billion, which exceeded the minimum requirement of $158 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At March 31, 2025, MLI’s capital resources were $33.6 billion, which exceeded the minimum Pillar 1 requirement of $12.5 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At March 31, 2025, BofASE's capital resources were $11.3 billion, which exceeded the minimum Pillar 1 requirement of $3.6 billion.
In addition, MLI and BofASE remained conditionally registered with the SEC as security-based swap dealers, and maintained net liquid assets at March 31, 2025 that exceeded the applicable minimum requirements under the Exchange Act. The entities are also registered as swap dealers with the CFTC and met applicable capital requirements at March 31, 2025.

Bank of America 20

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
For more information on the Corporation’s liquidity risks, see the Liquidity section within Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K. For more information regarding global funding and liquidity risk management, as well as liquidity sources, liquidity arrangements, contingency planning and credit ratings discussed below, see Liquidity Risk in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
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
Table 12 presents average GLS for the three months ended March 31, 2025 and December 31, 2024.

Table 12	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	March 31 2025	December 31 2024
Bank entities	$763	$777
Nonbank and other entities (1)	179	176
Total Average Global Liquidity Sources	$942	$953
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $333 billion and $328 billion at March 31, 2025 and December 31, 2024. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
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

21 Bank of America

Table 13 presents the composition of average GLS for the three months ended March 31, 2025 and December 31, 2024.

Table 13	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	March 31 2025	December 31 2024
Cash on deposit	$268	$315
U.S. Treasury securities	345	313
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	296	296
Non-U.S. government securities	33	29
Total Average Global Liquidity Sources	$942	$953
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $629 billion and $623 billion for the three months ended March 31, 2025 and December 31, 2024. For the same periods, the average consolidated LCR was 112 percent and 113 percent. Our LCR fluctuates due to normal business flows from customer activity.
Liquidity Stress Analysis
We utilize liquidity stress analysis to assist us in determining the appropriate amounts of liquidity to maintain at the Parent and our subsidiaries to meet contractual and contingent cash outflows under a range of scenarios. For more information on liquidity stress analysis, see Liquidity Risk – Liquidity Stress Analysis in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. At March 31, 2025, the Corporation and its insured depository institutions were in compliance with the U.S. NSFR. For more information, see the Pillar 3 U.S. NSFR Disclosure report for the quarters ended December 31, 2024 and September 30, 2024 on the Corporation’s website, the contents of which are not incorporated by reference into this Quarterly Report on Form 10-Q.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.99 trillion and $1.97 trillion at March 31, 2025 and December 31, 2024. Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Deposits
Our deposit base is well-diversified by clients, geography and product type across our business segments. At March 31, 2025, 49 percent of our deposits were in Consumer Banking, 14 percent in GWIM and 30 percent in Global Banking. We consider a substantial portion of our deposit base to be a stable, low-cost and consistent source of liquidity. At March 31, 2025 approximately 69 percent of consumer and small business deposits and approximately 80 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at both March 31, 2025 and December 31, 2024, 27 percent of our deposits were noninterest bearing and included operating accounts of our consumer and commercial clients. Deposits at March 31, 2025 increased $24.1 billion from December 31, 2024 primarily due to seasonal deposit inflows and client activity.
During the three months ended March 31, 2025 and 2024, rates paid on deposits were 61 bps and 55 bps in Consumer Banking, 250 bps and 289 bps in GWIM, and 273 bps and 312 bps in Global Banking. For information on rates paid on consolidated deposit balances, see Table 6 on page 7.
Long-term Debt
During the three months ended March 31, 2025, we issued $33.3 billion of long-term debt consisting of $21.5 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $5.2 billion of notes issued by Bank of America, N.A. and $6.6 billion of other debt.
During the three months ended March 31, 2025, we had total long-term debt maturities and redemptions in the aggregate of $16.0 billion consisting of $9.9 billion for Bank of America Corporation, $2.9 billion for Bank of America, N.A. and $3.2 billion of other debt. Table 14 presents the carrying value of aggregate annual contractual maturities of long-term debt at March 31, 2025.

Bank of America 22

Table 14	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$2,737	$19,566	$23,684	$29,525	$22,145	$96,805	$194,462
Senior structured notes	1,258	2,117	906	522	1,200	12,872	18,875
Subordinated notes	2,656	4,896	2,023	904	—	17,626	28,105
Junior subordinated notes	—	—	193	—	—	557	750
Total Bank of America Corporation	6,651	26,579	26,806	30,951	23,345	127,860	242,192
Bank of America, N.A.
Senior notes	3,414	9,943	—	627	—	—	13,984
Subordinated notes	—	—	—	—	—	1,420	1,420
Advances from Federal Home Loan Banks	905	458	3	8	2	36	1,412
Securitizations and other Bank VIEs (2)	2,231	2,749	1,249	1,217	132	144	7,722
Other	104	199	39	62	89	—	493
Total Bank of America, N.A.	6,654	13,349	1,291	1,914	223	1,600	25,031
Other debt
Structured Liabilities	4,649	7,494	4,989	2,696	3,219	13,231	36,278
Nonbank VIEs (1)	—	—	—	—	17	628	645
Other	—	—	—	—	—	—	—
Total other debt	4,649	7,494	4,989	2,696	3,236	13,859	36,923
Total long-term debt	$17,954	$47,422	$33,086	$35,561	$26,804	$143,319	$304,146
(1)Total includes $178.7 billion of outstanding senior notes that are both TLAC eligible and callable one year before their stated maturities, including $13.3 billion during the remainder of 2025, and $23.7 billion, $26.6 billion, $23.2 billion and $8.2 billion during each year of 2026 through 2029, respectively, and $83.7 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt increased $20.9 billion to $304.1 billion during the three months ended March 31, 2025 primarily due to debt issuances and valuation adjustments, partially offset by maturities. We may, from time to time, repurchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the three months ended March 31, 2025, we issued $8.9 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price. For more information on long-term debt funding, including issuances and maturities and redemptions, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
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
The ratings and outlooks from Moody's Investors Service, Standard & Poor’s Global Ratings and Fitch Ratings for the Corporation and its subsidiaries have not changed from those disclosed in the Corporation's 2024 Annual Report on Form 10-K.
For more information on additional collateral and termination payments that could be required in connection with certain over-the-counter derivative contracts and other trading agreements in the event of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K.

23 Bank of America

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
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at March 31, 2025. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
Credit Risk Management
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management on page 24, Commercial Portfolio Credit Risk Management on page 29, Non-U.S. Portfolio on page 35, Allowance for Credit Losses on page 36, Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements, and Credit Risk Management in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K. For more information on the Corporation’s credit risks, see the Credit section within Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K. For more information on the Corporation’s economic and geopolitical risks, see the Geopolitical section within Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K.
During the three months ended March 31, 2025, our net charge-off ratio decreased compared to the same period in 2024 primarily driven by lower commercial real estate office charge-offs. Commercial reservable criticized exposure increased compared to December 31, 2024 driven by commercial real estate due to the sustained high interest rate environment. Nonperforming loans remained relatively unchanged compared to December 31, 2024. Uncertainty remains regarding broader economic impacts as a result of ongoing negotiations regarding international trade policies, higher costs associated with inflationary pressures experienced over the past several years, elevated rates as well as the current geopolitical environment, and could lead to adverse impacts to credit quality metrics in future periods.
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
Consumer Credit Portfolio
During the three months ended March 31, 2025, the U.S. unemployment rate and home prices remained relatively stable. During the three months ended March 31, 2025, net charge-offs increased $91 million to $1.1 billion compared to the same period in 2024, primarily due to the credit card portfolio.
The consumer allowance for loan and lease losses was $8.6 billion, relatively unchanged from December 31, 2024. For more information, see Allowance for Credit Losses on page 36.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and loan modifications for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Table 16 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Bank of America 24

Table 16	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		March 31 2025	December 31 2024	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Residential mortgage (1)		$235,246	$228,199	$2,036	$2,052	$234	$229
Home equity		25,666	25,737	410	409	—	—
Credit card		99,731	103,566	n/a	n/a	1,334	1,401
Direct/Indirect consumer (2)		106,984	107,122	167	186	1	1
Other consumer		153	151	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$467,780	$464,775	$2,613	$2,647	$1,569	$1,631
Loans accounted for under the fair value option (3)		221	221
Total consumer loans and leases		$468,001	$464,996
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.56%	0.57%	0.34%	0.35%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.57	0.58	0.29	0.31
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2025 and December 31, 2024, residential mortgage included $124 million and $119 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $110 million and $110 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $54.1 billion and $54.9 billion, U.S. securities-based lending loans of $49.3 billion and $48.7 billion at March 31, 2025 and December 31, 2024, and non-U.S. consumer loans of $2.8 billion at both March 31, 2025 and December 31, 2024.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At March 31, 2025 and December 31, 2024, loans accounted for under the fair value option that were past due 90 days or more and not accruing interest were insignificant.
n/a= not applicable
Table 17 presents net charge-offs and related ratios for consumer loans and leases.

Table 17	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
	Three Months Ended March 31
(Dollars in millions)	2025	2024	2025	2024
Residential mortgage	$—	$3	—%	0.01%
Home equity	(12)	(13)	(0.19)	(0.20)
Credit card	1,001	899	4.05	3.62
Direct/Indirect consumer	70	65	0.27	0.26
Other consumer	60	74	n/m	n/m
Total	$1,119	$1,028	0.98	0.91
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
n/m = not meaningful

25 Bank of America

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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 50 percent of consumer loans and leases at March 31, 2025. Approximately 50 percent of the residential mortgage portfolio was in Consumer Banking, 45 percent was in GWIM and the remaining portion was in Global Markets and All Other.
Outstanding balances in the residential mortgage portfolio increased $7.0 billion during the three months ended March 31, 2025, primarily due to a loan portfolio acquisition.
At March 31, 2025 and December 31, 2024, the residential mortgage portfolio included $9.7 billion and $9.9 billion of outstanding fully-insured loans, of which $1.9 billion and $2.0 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 18 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Table 18	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		March 31 2025	December 31 2024	March 31 2025	December 31 2024
Outstandings		$235,246	$228,199	$225,596	$218,287
Accruing past due 30 days or more		1,477	1,494	1,017	1,007
Accruing past due 90 days or more		234	229	—	—
Nonperforming loans (2)		2,036	2,052	2,036	2,052
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	—	—
Refreshed FICO below 620		2	1	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio remained relatively unchanged during the three months ended March 31, 2025. Of the nonperforming residential mortgage loans at March 31, 2025, $1.3 billion, or 62 percent, were current on contractual payments. Excluding fully-insured loans, loans accruing past due 30 days or more of $1.0 billion also remained relatively unchanged.
Of the $225.6 billion in total residential mortgage loans outstanding at March 31, 2025, $64.0 billion, or 28 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.5 billion, or six percent, at March 31, 2025. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At March 31, 2025, $68 million, or two percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.0 billion, or less than one percent, for the entire residential mortgage portfolio. In addition, at March 31, 2025, $191 million, or five percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $60 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three years to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2026 or later.
Table 19 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island Metropolitan Statistical Area (MSA) made up 15 percent of outstandings at both March 31, 2025 and December 31, 2024. The Los Angeles-Long Beach-Santa Ana MSA within California represented 14 percent of outstandings at both March 31, 2025 and December 31, 2024.

Bank of America 26

Table 19	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	March 31 2025	December 31 2024	March 31 2025	December 31 2024	Three Months Ended March 31
(Dollars in millions)					2025	2024
California	$81,595	$81,729	$606	$602	$—	$3
New York	26,022	25,827	319	318	—	—
Florida	16,433	15,715	142	142	—	(1)
Massachusetts	9,816	7,926	46	43	—	—
New Jersey	9,496	8,568	86	88	—	—
Other	82,234	78,522	837	859	—	1
Residential mortgage loans	$225,596	$218,287	$2,036	$2,052	$—	$3
Fully-insured loan portfolio	9,650	9,912
Total residential mortgage loan portfolio	$235,246	$228,199
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At March 31, 2025, the home equity portfolio made up five percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At March 31, 2025, 85 percent of the home equity portfolio was in Consumer Banking, 10 percent was in GWIM and the remainder of the portfolio was in All Other. Outstanding balances in the home equity portfolio decreased $71 million during the three months ended March 31, 2025 primarily due to paydowns outpacing draws on existing lines and new originations. Of the total home equity portfolio at March 31, 2025 and December 31, 2024, $9.0 billion and $9.2 billion, or 35 percent and 36 percent, were in first-lien positions. At March 31, 2025, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.5 billion, or 18 percent, of our total home equity portfolio.
Unused HELOCs totaled $44.2 billion and $44.3 billion at March 31, 2025 and December 31, 2024. The HELOC utilization rate was 36 percent at both March 31, 2025 and December 31, 2024.
Table 20 presents certain home equity portfolio key credit statistics.

Table 20	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	March 31 2025	December 31 2024
Outstandings	$25,666	$25,737
Accruing past due 30 days or more	82	84
Nonperforming loans (2)	410	409
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	3	2
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio remained relatively unchanged during the three months ended March 31, 2025. Of the nonperforming home equity loans at March 31, 2025, $249 million, or 61 percent, were current on contractual payments. In addition, $85 million, or 21 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged during the three months ended March 31, 2025.
Of the $25.7 billion in total home equity portfolio outstandings at March 31, 2025, as shown in Table 20, eight percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $3.3 billion at March 31, 2025. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At March 31, 2025, $31 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at March 31, 2025, $239 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During the three months ended March 31, 2025, 24 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 21 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both March 31, 2025 and December 31, 2024. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent and 11 percent of the outstanding home equity portfolio at March 31, 2025 and December 31, 2024.

27 Bank of America

Table 21	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	March 31 2025	December 31 2024	March 31 2025	December 31 2024	Three Months Ended March 31
(Dollars in millions)					2025	2024
California	$7,015	$7,038	$103	$102	$(2)	$(3)
Florida	2,526	2,542	48	47	(1)	(2)
New Jersey	1,799	1,817	32	34	(1)	(2)
Texas	1,553	1,521	19	17	—	—
New York	1,423	1,447	61	62	(2)	—
Other	11,350	11,372	147	147	(6)	(6)
Total home equity loan portfolio	$25,666	$25,737	$410	$409	$(12)	$(13)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At March 31, 2025, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $3.8 billion during the three months ended March 31, 2025 to $99.7 billion, primarily driven by a seasonal decline in purchase volume. Net charge-offs increased $102 million to $1.0 billion during the three months ended March 31, 2025 compared to the same period in 2024. Credit card loans 30 days or more past due decreased $141 million, and 90 days or more past due decreased $67 million at March 31, 2025.
Unused lines of credit for credit card increased to $407.6 billion at March 31, 2025 from $398.7 billion at December 31, 2024.
Table 22 presents certain state concentrations for the credit card portfolio.

Table 22	Credit Card State Concentrations

	Outstandings		Past Due 90 Days or More		Net Charge-offs
	March 31 2025	December 31 2024	March 31 2025	December 31 2024	Three Months Ended March 31
(Dollars in millions)					2025	2024
California	$16,648	$17,289	$243	$253	$193	$161
Florida	10,446	10,794	179	199	141	123
Texas	8,894	9,121	138	142	99	90
New York	5,549	5,765	81	84	60	62
Washington	5,362	5,586	46	46	31	27
Other	52,832	55,011	647	677	477	436
Total credit card portfolio	$99,731	$103,566	$1,334	$1,401	$1,001	$899
Direct/Indirect Consumer
At March 31, 2025, 51 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 49 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio of $107.0 billion were relatively unchanged during the three months ended March 31, 2025.
Table 23 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 23	Direct/Indirect State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	March 31 2025	December 31 2024	March 31 2025	December 31 2024	Three Months Ended March 31
(Dollars in millions)					2025	2024
California	$15,964	$16,017	$34	$38	$17	$15
Florida	14,570	14,573	20	23	8	9
Texas	10,162	10,164	18	18	8	8
New York	7,645	7,820	13	15	5	4
New Jersey	4,359	4,429	7	7	1	2
Other	54,284	54,119	75	85	31	27
Total direct/indirect loan portfolio	$106,984	$107,122	$167	$186	$70	$65
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 24 presents nonperforming consumer loans, leases and foreclosed properties activity for the three months ended March 31, 2025. During the three months ended March 31, 2025, nonperforming consumer loans of $2.6 billion remained relatively unchanged.
At March 31, 2025, $450 million, or 17 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at March 31, 2025, $1.6 billion, or 60 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
During the three months ended March 31, 2025, foreclosed properties decreased $24 million to $88 million.

Bank of America 28

Table 24	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

		Three Months Ended March 31
(Dollars in millions)		2025	2024
Nonperforming loans and leases, January 1		$2,647	$2,712
Additions		242	254
Reductions:
Paydowns and payoffs		(111)	(131)
Sales		(1)	(1)
Returns to performing status (1)		(154)	(113)
Charge-offs		(5)	(10)
Transfers to foreclosed properties		(5)	(14)
Total net reductions to nonperforming loans and leases		(34)	(15)
Total nonperforming loans and leases, March 31		2,613	2,697
Foreclosed properties, March 31		88	112
Nonperforming consumer loans, leases and foreclosed properties, March 31 (2)		$2,701	$2,809
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)		0.56%	0.59%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)		0.58	0.62
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Includes repossessed non-real estate assets of $32 million and $22 million at March 31, 2025 and 2024.
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
For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Commercial Credit Portfolio
Outstanding commercial loans and leases increased $11.8 billion during the three months ended March 31, 2025 due to growth in U.S. and non-U.S. commercial, primarily in Global Markets and Global Banking. During the three months ended March 31, 2025, commercial credit quality deteriorated as reservable criticized utilized exposure increased primarily driven by commercial real estate due to the sustained high interest rate environment. Nonperforming commercial loans increased $142 million during the three months ended March 31, 2025, primarily in non-U.S. commercial and commercial real estate. Commercial net charge-offs decreased $137 million compared to the same period in 2024 primarily due to lower charge-offs in the commercial real estate office portfolio.
With the exception of the office property type, which is further discussed in the Commercial Real Estate section herein, credit quality of commercial borrowers has remained relatively stable since December 31, 2024; however, we are closely monitoring emerging trends, including ongoing negotiations regarding international trade policies, as well as borrower performance in the current environment. Recent demand for office space continues to be stagnant, and future demand for office space continues to be uncertain as companies evaluate space needs with employment models that utilize a mix of remote and conventional office use.
The commercial allowance for loan and lease losses of $4.7 billion remained relatively unchanged during the three months ended March 31, 2025. For more information, see Allowance for Credit Losses on page 36.
Total commercial utilized credit exposure increased $1.3 billion during the three months ended March 31, 2025 to $740.8 billion driven by higher loans and leases partially offset by decreases in derivative assets and loans held-for-sale. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 56 percent and 55 percent at March 31, 2025 and December 31, 2024.
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

29 Bank of America

Table 25	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	March 31 2025	December 31 2024	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Loans and leases	$642,624	$630,839	$536,966	$535,675	$1,179,590	$1,166,514
Derivative assets (5)	36,206	40,948	—	—	36,206	40,948
Standby letters of credit and financial guarantees	32,732	33,147	2,426	1,889	35,158	35,036
Debt securities and other investments	17,312	19,133	4,392	4,407	21,704	23,540
Loans held-for-sale	4,597	7,985	6,823	5,003	11,420	12,988
Operating leases	5,406	5,608	—	—	5,406	5,608
Commercial letters of credit	770	839	—	111	770	950
Other	1,136	1,004	—	—	1,136	1,004
Total	$740,783	$739,503	$550,607	$547,085	$1,291,390	$1,286,588
(1)Commercial utilized exposure includes loans of $5.2 billion and $4.0 billion accounted for under the fair value option at March 31, 2025 and December 31, 2024.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $2.0 billion and $2.2 billion at March 31, 2025 and December 31, 2024.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.4 billion at March 31, 2025 and December 31, 2024.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $26.5 billion and $30.1 billion at March 31, 2025 and December 31, 2024. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $56.7 billion and $59.7 billion at March 31, 2025 and December 31, 2024, which consists primarily of other marketable securities.
Nonperforming commercial loans increased $142 million during the three months ended March 31, 2025, primarily in non-U.S. commercial and commercial real estate. Table 26 presents our commercial loans and leases portfolio and related credit quality information at March 31, 2025 and December 31, 2024.

Table 26	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2025	December 31 2024	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Commercial and industrial:
U.S. commercial	$393,413	$386,990	$1,157	$1,204	$85	$90
Non-U.S. commercial	141,327	137,518	111	8	1	4
Total commercial and industrial	534,740	524,508	1,268	1,212	86	94
Commercial real estate	65,539	65,730	2,145	2,068	5	6
Commercial lease financing	15,698	15,708	26	20	8	3
	615,977	605,946	3,439	3,300	99	103
U.S. small business commercial (1)	21,482	20,865	31	28	199	197
Commercial loans excluding loans accounted for under the fair value option	$637,459	$626,811	$3,470	$3,328	$298	$300
Loans accounted for under the fair value option (2)	5,165	4,028
Total commercial loans and leases	$642,624	$630,839
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $4.0 billion and $2.8 billion and non-U.S. commercial of $1.2 billion and $1.3 billion at March 31, 2025 and December 31, 2024 For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 27 presents net charge-offs and related ratios for the three months ended March 31, 2025 and 2024.

Table 27	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
	Three Months Ended March 31
(Dollars in millions)	2025	2024	2025	2024
Commercial and industrial:
U.S. commercial	$70	$66	0.07%	0.07%
Non-U.S. commercial	7	(9)	0.02	(0.03)
Total commercial and industrial	77	57	0.06	0.05
Commercial real estate	123	304	0.75	1.70
Commercial lease financing	—	1	—	0.03
	200	362	0.13	0.26
U.S. small business commercial	133	108	2.57	2.22
Total commercial	$333	$470	0.22	0.32
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
Table 28 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the
Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable

Bank of America 30

criticized utilized exposure increased $1.2 billion during the three months ended March 31, 2025 primarily driven by commercial real estate. At March 31, 2025 and December 31,
2024, 92 percent and 91 percent of commercial reservable criticized utilized exposure was secured.

Table 28		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	March 31, 2025		December 31, 2024
Commercial and industrial:
U.S. commercial	$13,342	3.17%	$13,387	3.23%
Non-U.S. commercial	1,804	1.23	1,955	1.37
Total commercial and industrial	15,146	2.67	15,342	2.75
Commercial real estate	11,483	17.19	10,168	15.17
Commercial lease financing	281	1.79	291	1.85
	26,910	4.14	25,801	4.03
U.S. small business commercial	742	3.45	694	3.33
Total commercial reservable criticized utilized exposure	$27,652	4.12	$26,495	4.01
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $26.7 billion and $25.5 billion and commercial letters of credit of $994 million and $977 million at March 31, 2025 and December 31, 2024.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At March 31, 2025, 60 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 23 percent in Global Markets, 16 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $6.4 billion, or two percent, during the three months ended March 31, 2025 primarily driven by Global Banking and Global Markets. Reservable criticized utilized exposure remained relatively unchanged.
Non-U.S. Commercial
At March 31, 2025, 57 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 43 percent in Global Markets. Non-U.S. commercial loans increased $3.8 billion, or three percent, during the three months ended March 31, 2025 primarily driven by Global Banking. Reservable criticized utilized exposure decreased $151 million, or eight percent. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 35.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans of $65.5 billion remained relatively unchanged during the three months ended March 31, 2025. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 21 percent of commercial real estate at both March 31, 2025 and December 31, 2024.
Reservable criticized utilized exposure increased $1.3 billion, or 13 percent, during the three months ended March 31, 2025 primarily driven by industrial/warehouse and multi-family rental loans that are being impacted by the elevated interest rate environment. Office loans represented the largest property type concentration at 22 percent of the commercial real estate portfolio at March 31, 2025, and approximately one percent of total loans for the Corporation. This property type is roughly 75 percent Class A and had an origination loan-to-value of approximately 55 percent.
Reservable criticized exposure for the office property type was $5.2 billion at March 31, 2025, representing an increase of $168 million, or three percent, from December 31, 2024, with an aggregate loan-to-value of approximately 85 percent based on property appraisals completed in the last twelve months. Approximately $3.4 billion of office loans are scheduled to mature by the end of 2025.
During the three months ended March 31, 2025, net charge-offs decreased $181 million to $123 million compared to the same period in 2024 driven by office loans. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

31 Bank of America

Table 29 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 29	Outstanding Commercial Real Estate Loans

(Dollars in millions)	March 31 2025	December 31 2024
By Geographic Region
Northeast	$15,073	$14,708
California	13,955	13,712
Southwest	7,369	7,719
Southeast	7,044	6,914
Florida	4,706	4,410
Illinois	2,896	2,996
Midsouth	2,598	2,487
Midwest	2,501	2,468
Northwest	1,672	1,979
Non-U.S.	5,810	6,109
Other	1,915	2,228
Total outstanding commercial real estate loans	$65,539	$65,730
By Property Type
Non-residential
Office	$14,419	$15,061
Industrial / Warehouse	13,036	13,166
Multi-family rental	10,792	11,022
Shopping centers / Retail	5,713	5,603
Hotel / Motels	4,531	4,680
Multi-use	1,978	2,162
Other	14,098	13,179
Total non-residential	64,567	64,873
Residential	972	857
Total outstanding commercial real estate loans	$65,539	$65,730
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking. Credit card-related products were 53 percent of the U.S. small business commercial portfolio at both March 31, 2025 and December 31, 2024 and represented 98 percent of net charge-offs for the three months ended March 31, 2025 and 2024. Accruing loans that were past due 90 days or more remained relatively unchanged during the three months ended March 31, 2025.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 30 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three months ended March 31, 2025 and 2024. Nonperforming loans do not include loans accounted for under the fair value option. During the three months ended March 31, 2025, nonperforming commercial loans and leases increased $142 million to $3.5 billion. At March 31, 2025, nearly 100 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 36 percent were contractually current. Commercial nonperforming loans were carried at 86 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Bank of America 32

Table 30	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended March 31
(Dollars in millions)	2025	2024
Nonperforming loans and leases, January 1	$3,328	$2,773
Additions	644	1,006
Reductions:
Paydowns	(275)	(220)
Sales	—	(1)
Returns to performing status (3)	(9)	(4)
Charge-offs	(218)	(368)
Total net additions to nonperforming loans and leases	142	413
Total nonperforming loans and leases, March 31	3,470	3,186
Foreclosed properties, March 31	30	39
Nonperforming commercial loans, leases and foreclosed properties, March 31	$3,500	$3,225
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.54%	0.54%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.55	0.54
(1)Balances do not include nonperforming loans held-for-sale of $583 million and $379 million at March 31, 2025 and 2024.
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
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $4.8 billion during the three months ended March 31, 2025 to $1.3 trillion. The increase in commercial committed exposure was concentrated in Finance companies, Government & public education and Capital goods.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Risk Mitigation in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $190.2 billion, decreased $3.7 billion, or two percent, during the three months ended March 31, 2025, which was primarily driven by investment-grade exposures.

Finance companies, our second largest industry concentration with committed exposure of $109.8 billion, increased $8.0 billion, or eight percent, during the three months ended March 31, 2025. The increase in committed exposure was primarily driven by increases in Consumer finance, Thrifts and mortgage finance and Diversified financials.
Capital goods, our third largest industry concentration with committed exposure of $101.9 billion, increased $3.1 billion, or three percent, during the three months ended March 31, 2025. The increase in committed exposure was driven by increases in Trading companies and distributors, Machinery and Electrical equipment, partially offset by a decrease in Industrial conglomerates.
Various macroeconomic challenges, including geopolitical tensions, higher costs associated with inflationary pressures experienced over the past several years and elevated interest rates, have led to uncertainty in the U.S. and global economies and have adversely impacted, and may continue to adversely impact, a number of industries. We continue to monitor these risks as well as the ongoing negotiations regarding international trade policies.

33 Bank of America

Table 31	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Asset managers and funds	$116,857	$118,123	$190,223	$193,947
Finance companies	77,795	74,975	109,820	101,828
Capital goods	52,912	51,367	101,909	98,780
Real estate (3)	68,311	69,841	95,300	95,981
Healthcare equipment and services	36,501	35,964	65,887	65,819
Materials	28,434	26,797	61,164	58,128
Retailing	26,606	24,449	53,773	53,471
Consumer services	29,144	28,391	52,708	53,054
Government and public education	32,872	32,682	52,009	48,204
Food, beverage and tobacco	25,209	25,763	50,875	54,370
Individuals and trusts	35,181	35,457	50,091	50,353
Commercial services and supplies	25,724	24,409	45,275	43,451
Utilities	18,822	18,186	42,774	42,107
Transportation	23,426	24,135	35,836	35,743
Energy	13,968	13,857	35,560	35,510
Technology hardware and equipment	9,758	11,526	28,358	30,093
Software and services	11,169	11,158	25,229	27,383
Global commercial banks	20,802	22,641	24,341	25,220
Vehicle dealers	18,050	18,194	23,542	23,855
Media	10,120	12,130	22,911	24,023
Insurance	10,820	12,640	22,050	23,445
Pharmaceuticals and biotechnology	7,704	7,378	21,911	21,717
Consumer durables and apparel	9,615	8,987	21,292	21,823
Telecommunication services	9,320	8,571	17,824	18,759
Automobiles and components	8,136	8,172	17,270	16,268
Food and staples retailing	7,129	7,206	12,594	12,777
Financial markets infrastructure (clearinghouses)	3,956	4,219	6,676	6,413
Religious and social organizations	2,442	2,285	4,188	4,066
Total commercial credit exposure by industry	$740,783	$739,503	$1,291,390	$1,286,588
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.4 billion at March 31, 2025 and December 31, 2024.
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
At March 31, 2025 and December 31, 2024, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $12.0 billion and $10.4 billion. We recorded net gains of $3 million for the three months ended March 31, 2025 compared to net losses of $25 million for the three months ended March 31, 2024. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for the exposures under the fair value option are included in the fair value option portfolio information in Table 37. For more information, see Trading Risk Management on page 38.
Tables 32 and 33 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2025 and December 31, 2024.

Table 32	Net Credit Default Protection by Maturity

	March 31 2025	December 31 2024
Less than or equal to one year	16%	24%
Greater than one year and less than or equal to five years	76	76
Greater than five years	8	—
Total net credit default protection	100%	100%

Bank of America 34

Table 33	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	March 31, 2025		December 31, 2024
Ratings (2, 3)
AAA	$(195)	1.6%	$(120)	1.1%
AA	(1,071)	8.9	(960)	9.2
A	(5,223)	43.6	(4,978)	47.7
BBB	(3,761)	31.4	(3,385)	32.4
BB	(1,060)	8.8	(526)	5.0
B	(402)	3.4	(385)	3.7
CCC and below	(88)	0.7	(82)	0.8
NR (4)	(189)	1.6	—	0.1
Total net credit default protection	$(11,989)	100.0%	$(10,436)	100.0%
(1)Represents net credit default protection purchased.
(2)Ratings are refreshed on a quarterly basis.
(3)Ratings of BBB- or higher are considered to meet the definition of investment grade.
(4)NR is comprised of index positions held and any names that have not been rated.
For more information on credit derivatives and counterparty credit risk valuation adjustments, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

Non-U.S. Portfolio
Our non-U.S. credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage non-U.S. risk and exposures. In addition to the direct risk of doing business in a country, we also are exposed to indirect country risks (e.g., related to the collateral received on secured financing transactions or related to client clearing activities). These indirect exposures are managed in the normal course of business through credit, market and operational risk governance rather than through country risk governance. For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K. For more information on risks related to our non-U.S. portfolio, see the Geopolitical section within Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K.
Table 34 presents our 20 largest non-U.S. country exposures at March 31, 2025. These exposures accounted for 89 percent of our total non-U.S. exposure at both March 31, 2025 and December 31, 2024. Net country exposure for these 20 countries increased $6.1 billion from December 31, 2024 primarily driven by increases in Germany, India and Singapore.

Table 34	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at March 31 2025	Hedges and Credit Default Protection	Net Country Exposure at March 31 2025	Increase (Decrease) from December 31 2024
United Kingdom	$34,482	$18,275	$4,568	$4,373	$61,698	$(1,768)	$59,930	$(2,115)
Germany	26,714	11,297	1,897	1,660	41,568	(1,548)	40,020	2,982
Canada	14,100	11,300	1,308	3,522	30,230	(501)	29,729	(1,743)
France	16,583	9,190	1,076	2,465	29,314	(1,564)	27,750	1,596
Australia	15,498	4,742	610	2,257	23,107	(343)	22,764	628
Brazil	10,248	1,351	1,032	4,642	17,273	(92)	17,181	443
Japan	11,057	1,352	1,200	3,988	17,597	(740)	16,857	(2,384)
India	8,107	372	772	7,081	16,332	(59)	16,273	2,487
Singapore	5,720	631	169	5,185	11,705	(38)	11,667	1,780
Switzerland	5,366	5,065	294	274	10,999	(142)	10,857	256
China	4,490	260	703	4,826	10,279	(264)	10,015	793
Ireland	6,952	1,629	118	419	9,118	(146)	8,972	711
South Korea	4,624	1,290	739	2,113	8,766	(208)	8,558	115
Netherlands	3,341	3,568	646	1,386	8,941	(608)	8,333	204
Italy	5,034	2,369	266	735	8,404	(570)	7,834	(55)
Mexico	4,467	1,767	400	1,283	7,917	(237)	7,680	(362)
Spain	3,287	2,124	54	1,085	6,550	(334)	6,216	113
Hong Kong	3,049	591	728	1,228	5,596	(80)	5,516	426
Indonesia	1,185	—	29	3,593	4,807	(31)	4,776	355
Belgium	968	1,281	152	1,042	3,443	(169)	3,274	(101)
Total top 20 non-U.S. countries exposure	$185,272	$78,454	$16,761	$53,157	$333,644	$(9,442)	$324,202	$6,129
Our largest non-U.S. country exposure at March 31, 2025 was the United Kingdom with net exposure of $59.9 billion, which decreased $2.1 billion from December 31, 2024 primarily due to lower deposits with the central bank. Our second largest non-U.S. country exposure was Germany with net exposure of $40.0 billion at March 31, 2025, which increased $3.0 billion from December 31, 2024 primarily due to increased exposure to sovereign institutions.

35 Bank of America

Allowance for Credit Losses
The allowance for credit losses increased $30 million from December 31, 2024 to $14.4 billion at March 31, 2025, which included a reserve decrease of $18 million and a reserve increase of $48 million related to the consumer and commercial portfolios, respectively.
Table 35 presents an allocation of the allowance for credit losses by product type at March 31, 2025 and December 31, 2024.

Table 35	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	March 31, 2025			December 31, 2024
Allowance for loan and lease losses
Residential mortgage	$290	2.19%	0.12%	$264	1.99%	0.12%
Home equity	50	0.38	0.19	29	0.22	0.11
Credit card	7,434	56.08	7.45	7,515	56.76	7.26
Direct/Indirect consumer	710	5.36	0.66	700	5.29	0.65
Other consumer	68	0.51	n/m	62	0.47	n/m
Total consumer	8,552	64.52	1.83	8,570	64.73	1.84
U.S. commercial (2)	2,739	20.66	0.66	2,637	19.91	0.65
Non-U.S. commercial	720	5.43	0.51	778	5.88	0.57
Commercial real estate	1,204	9.08	1.84	1,219	9.21	1.85
Commercial lease financing	41	0.31	0.27	36	0.27	0.23
Total commercial	4,704	35.48	0.74	4,670	35.27	0.75
Allowance for loan and lease losses	13,256	100.00%	1.20	13,240	100.00%	1.21
Reserve for unfunded lending commitments	1,110			1,096
Allowance for credit losses	$14,366			$14,336
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.3 billion and $1.2 billion at March 31, 2025 and December 31, 2024.
n/m = not meaningful
Net charge-offs of $1.5 billion for the three months ended March 31, 2025 were relatively unchanged compared to the same period in 2024. The provision for credit losses increased $161 million to $1.5 billion for the three months ended March 31, 2025 compared to the same period in 2024. The provision for credit losses for the three months ended March 31, 2025 was primarily driven by credit card loans. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, increased $140 million to $1.1 billion for the three months ended March 31, 2025 compared to the same period in 2024. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $21 million to $381 million for the three months ended March 31, 2025 compared to the same period in 2024.
Table 36 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three months ended March 31, 2025 and 2024. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 36

Table 36	Allowance for Credit Losses

		Three Months Ended March 31
(Dollars in millions)		2025	2024
Allowance for loan and lease losses, January 1		$13,240	$13,342
Loans and leases charged off
Residential mortgage		(3)	(8)
Home equity		(3)	(3)
Credit card		(1,178)	(1,045)
Direct/Indirect consumer		(105)	(102)
Other consumer		(66)	(78)
Total consumer charge-offs		(1,355)	(1,236)
U.S. commercial (1)		(244)	(196)
Non-U.S. commercial		(8)	(1)
Commercial real estate		(126)	(304)
Commercial lease financing		—	(1)
Total commercial charge-offs		(378)	(502)
Total loans and leases charged off		(1,733)	(1,738)
Recoveries of loans and leases previously charged off
Residential mortgage		3	5
Home equity		15	16
Credit card		177	146
Direct/Indirect consumer		35	37
Other consumer		6	4
Total consumer recoveries		236	208
U.S. commercial (2)		41	22
Non-U.S. commercial		1	10
Commercial real estate		3	—
Commercial lease financing		—	—
Total commercial recoveries		45	32
Total recoveries of loans and leases previously charged off		281	240
Net charge-offs		(1,452)	(1,498)
Provision for loan and lease losses		1,466	1,370
Other		2	(1)
Allowance for loan and lease losses, March 31		13,256	13,213
Reserve for unfunded lending commitments, January 1		1,096	1,209
Provision for unfunded lending commitments		14	(51)
Reserve for unfunded lending commitments, March 31		1,110	1,158
Allowance for credit losses, March 31		$14,366	$14,371

Loan and allowance ratios (3):
Loans and leases outstanding at March 31		$1,105,239	$1,046,218
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31		1.20%	1.26%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31		1.83	1.87
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31		0.74	0.80
Average loans and leases outstanding		$1,088,296	$1,044,723
Net charge-offs as a percentage of average loans and leases outstanding		0.54%	0.58%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31		218	225
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs		2.25	2.19
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4)		$8,663	$8,353
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4)		76%	83%
(1)Includes U.S. small business commercial charge-offs of $147 million and $118 million for the three months ended March 31, 2025 and 2024.
(2)Includes U.S. small business commercial recoveries of $14 million and $10 million for the three months ended March 31, 2025 and 2024.
(3)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(4)Primarily includes amounts related to credit card and unsecured consumer lending portfolios in Consumer Banking.

37 Bank of America

Market Risk Management
For more information on our market risk management process, see Market Risk Management in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K. For more information on market risks, see the Market section within Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K.
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
Table 37 presents the total market-based portfolio VaR, which is the combination of the total trading positions portfolio and the fair value option portfolio. Prior to the first quarter of 2025, the Corporation presented its VaR using a total market-based portfolio VaR, which was primarily a combination of our total covered positions and certain less liquid trading positions. An insignificant amount of banking book positions was included in these portfolios. Beginning in the first quarter of 2025, the VaR amounts for all periods presented in Table 37 and Table 38 exclude those banking book positions and include only the financial instruments used in the Corporation’s market risk management of its trading portfolios. For more information on the market risk VaR for trading activities, see Trading Risk Management in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
The total market-based portfolio VaR results in Table 37 include market risk to which we are exposed from all business segments’ trading activities, which exclude credit valuation adjustment (CVA), DVA and the related hedges of these items. The majority of this portfolio is within the Global Markets segment.
Table 37 presents period-end, average, high and low daily trading VaR for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024 using a 99 percent confidence level. The average of the trading portfolio VaR increased for the three months ended March 31, 2025 compared to the prior quarter due to increased credit risk and reduced diversification benefit across asset classes.

Table 37	Market Risk VaR for Trading Activities

	Three Months Ended
	March 31, 2025				December 31, 2024				March 31, 2024
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)
Foreign exchange	$12	$18	$36	$10	$24	$17	$27	$9	$21	$13	$21	$6
Interest rate	52	62	83	46	65	59	83	36	56	62	94	40
Credit	61	56	67	48	56	52	59	44	49	50	60	44
Mortgage	41	34	41	28	27	34	51	26	30	32	35	29
Equity	26	24	38	15	20	23	34	16	18	17	24	12
Commodities	11	10	13	7	9	10	12	7	12	10	12	8
Portfolio diversification	(107)	(113)	n/a	n/a	(114)	(127)	n/a	n/a	(124)	(120)	n/a	n/a
Total trading positions portfolio VaR	96	91	119	66	87	68	89	56	62	64	87	53
Fair value option loans	23	27	35	19	31	21	31	15	14	16	19	12
Fair value option hedges	14	19	28	11	22	13	22	6	6	8	10	5
Fair value option portfolio diversification	(23)	(30)	n/a	n/a	(34)	(21)	n/a	n/a	(9)	(11)	n/a	n/a
Total fair value option portfolio	14	16	20	11	19	13	19	10	11	13	16	10
Portfolio diversification	(4)	(8)	n/a	n/a	(8)	(7)	n/a	n/a	(6)	(7)	n/a	n/a
Total market-based portfolio	$106	$99	127	73	$98	$74	100	61	$67	$70	95	59
(1)The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.
n/a = not applicable

Bank of America 38

The following graph presents the trading positions portfolio VaR for the previous five quarters, corresponding to the data in Table 37.
Additional VaR statistics produced within our single VaR model are provided in Table 38 at the same level of detail as in Table 37. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 38 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024.

Table 38	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$18	$9	$17	$9	$13	$6
Interest rate	62	33	59	33	62	34
Credit	56	29	52	28	50	24
Mortgage	34	18	34	21	32	17
Equity	24	12	23	12	17	7
Commodities	10	6	10	5	10	6
Portfolio diversification	(113)	(68)	(127)	(73)	(120)	(63)
Total trading positions portfolio VaR	91	39	68	35	64	31
Fair value option loans	27	16	21	12	16	9
Fair value option hedges	19	11	13	7	8	5
Fair value option portfolio diversification	(30)	(19)	(21)	(12)	(11)	(6)
Total fair value option portfolio	16	8	13	7	13	8
Portfolio diversification	(8)	(3)	(7)	(4)	(7)	(4)
Total market-based portfolio	$99	$44	$74	$38	$70	$35
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.

During the three months ended March 31, 2025, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.

39 Bank of America

Total Trading-related Revenue
Total trading-related revenue, excluding brokerage fees, and CVA, DVA and funding valuation adjustment gains (losses), represents the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. For more information, see Trading Risk Management – Total Trading-related Revenue in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2025 compared to the three months ended December 31, 2024. During the three months ended March 31, 2025, positive trading-related revenue was recorded for 100 percent of the trading days, of which 98 percent were daily trading gains of over $25 million. This compares to the three months ended December 31, 2024 where positive trading-related revenue was recorded for 98 percent of the trading days, of which 86 percent were daily trading gains of over $25 million, and the largest loss was $12 million.

Trading Portfolio Stress Testing
Because the very nature of a VaR model suggests results can exceed our estimates and it is dependent on a limited historical window, we also stress test our portfolio using scenario analysis. This analysis estimates the change in the value of our trading portfolio that may result from abnormal market movements. For more information, see Trading Risk Management – Trading Portfolio Stress Testing in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Interest Rate Risk Management for the Banking Book
The following discussion presents net interest income for banking book activities. For more information, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Table 39 presents the spot and 12-month forward rates used in developing the forward curve used in our baseline forecasts at March 31, 2025 and December 31, 2024.

Table 39	Forward Rates

	Federal Funds	SOFR	10-Year SOFR
	March 31, 2025
Spot rates	4.50%	4.41%	3.76%
12-month forward rates	3.65	3.53	3.80

	December 31, 2024
Spot rates	4.50%	4.49%	4.07%
12-month forward rates	4.00	3.94	4.07
Table 40 shows the potential pretax impact to forecasted net interest income over the next 12 months from March 31, 2025 and December 31, 2024 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. Amounts presented reflect dynamic deposit sensitivities, which incorporate behavioral customer deposit balance changes that could occur under various scenarios. For more information, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.

Bank of America 40

Table 40	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes
	Short Rate (bps)	Long Rate (bps)
(Dollars in billions)			March 31 2025	December 31 2024
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$0.9	$1.1
-100 bps instantaneous shift	-100	-100	(2.2)	(2.3)
+200 bps instantaneous shift	+200	+200	1.5	2.0
-200 bps instantaneous shift	-200	-200	(5.3)	(5.4)
Flatteners
Short-end instantaneous change	+100	—	0.8	1.1
Long-end instantaneous change	—	-100	(0.2)	(0.1)
Steepeners
Short-end instantaneous change	-100	—	(1.9)	(2.1)
Long-end instantaneous change	—	+100	0.2	0.1
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
As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity. The sensitivity analysis in Table 40 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. In higher rate scenarios, the analysis assumes that a portion of low-cost or noninterest-bearing deposits is replaced with higher yielding deposits or market-based funding. Conversely, in lower rate scenarios, the analysis assumes that a portion of higher yielding deposits or market-based funding is replaced with low-cost or noninterest-bearing deposits.
For larger interest rate shift scenarios, the interest rate sensitivity may behave in a non-linear manner as there are numerous estimates and assumptions, which require a high degree of judgment and are often interrelated, that could impact the outcome. Pertaining to the mortgage-backed securities and residential mortgage portfolio, if long-end interest rates were to significantly decrease over the next twelve months, for example over 200 bps, there would generally be an increase in customer prepayment behaviors with an incremental reduction to net interest income, noting that the extent of changes in customer prepayment activity can be impacted by multiple factors and is not necessarily limited to long-end interest rates. Conversely, if long-end interest rates were to significantly increase over the next twelve months, for example, over 200 bps, customer prepayments would likely modestly decrease and result in an incremental increase to net interest income. In addition, deposit pricing is rate sensitive in nature. This sensitivity is assumed to have non-linear impacts to larger short-end rate movements. In decreasing interest rate scenarios, and particularly where interest rates have decreased to small amounts, the ability to further reduce rates paid is reduced as customer rates near zero. In higher short-end rate scenarios, deposit pricing will likely increase at a faster rate, leading to incremental interest expense and reducing asset sensitivity. While the impact related to the above assumptions used in the asset sensitivity analysis can provide directional analysis on how net interest income will be impacted in changing environments, the ultimate impact is dependent upon the interrelationship of the assumptions and factors, which vary in different macroeconomic scenarios.
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

41 Bank of America

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
Changes in interest rates impact the value of interest rate lock commitments (IRLCs) and the related residential first mortgage loans held-for-sale (LHFS), as well as the value of the MSRs. Because the interest rate risks of these hedged items offset, we combine them into one overall hedged item with one combined economic hedge portfolio consisting of derivative contracts and securities. For more information on IRLCs and the related residential mortgage LHFS, see Mortgage Banking Risk Management in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Climate Risk
Climate risk is divided into two major categories, both of which span the seven key risk types discussed in Managing Risk on page 16: (1) Physical Risk: risks related to the physical impacts of climate change, driven by extreme weather events such as hurricanes and floods, as well as chronic longer-term shifts such as rising average global temperatures and sea levels, and (2) Transition Risk: risks related to the transition to a low-carbon economy, which may entail extensive policy, legal, technology and market changes.
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
Our approach to managing climate risk is consistent with our risk management governance structure, from senior management to our Board and its committees, including the ERC and the Corporate Governance Committee (CGC) of the Board, which regularly discuss climate-related topics. The ERC oversees climate risk as set forth in our Risk Framework and Risk Appetite Statement. The CGC is responsible for overseeing the Corporation’s environmental sustainability-related activities and practices, and regularly reviews the Corporation’s related initiatives and policies.

Our Climate Risk Council consists of leaders across risk, Front Line Unit (FLU) and control functions, and meets routinely to discuss our approach to managing climate-related risks. The Corporation has a Climate and Environmental Risk Management function that is responsible for overseeing climate risk management. They are responsible for establishing the Climate Risk Framework (described below) and governance structure, and providing an independent assessment of enterprise-wide climate risks.
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
For more information on our governance framework, see the Managing Risk section in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K. For more information on climate risk, see Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K. For more information on climate- and sustainability-related matters and their importance in supporting our customers and clients, see the Corporation’s website, including its 2024 Sustainability at Bank of America document. The contents of the Corporation’s website, including the 2024 Sustainability at Bank of America document, are not incorporated by reference into this Quarterly Report on Form 10-Q or the Corporation’s 2024 Annual Report on Form 10-K.
Complex Accounting Estimates
Our significant accounting principles, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments. For more information, see Complex Accounting Estimates in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

Bank of America 42

Non-GAAP Reconciliations
Table 41 provides reconciliations of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

Table 41	Average and Period-end Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	2025 Quarter	2024 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$295,787	$295,134	$294,985	$293,403	$292,511
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,912)	(1,932)	(1,951)	(1,971)	(1,990)
Related deferred tax liabilities	851	859	864	869	874
Tangible shareholders’ equity	$225,705	$225,040	$224,877	$223,280	$222,374
Preferred stock	(22,307)	(23,493)	(25,984)	(28,113)	(28,397)
Tangible common shareholders’ equity	$203,398	$201,547	$198,893	$195,167	$193,977
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$295,581	$295,559	$296,512	$293,892	$293,552
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,899)	(1,919)	(1,938)	(1,958)	(1,977)
Related deferred tax liabilities	846	851	859	864	869
Tangible shareholders’ equity	$225,507	$225,470	$226,412	$223,777	$223,423
Preferred stock	(20,499)	(23,159)	(24,554)	(26,548)	(28,397)
Tangible common shareholders’ equity	$205,008	$202,311	$201,858	$197,229	$195,026
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,349,424	$3,261,519	$3,324,293	$3,257,996	$3,273,803
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,899)	(1,919)	(1,938)	(1,958)	(1,977)
Related deferred tax liabilities	846	851	859	864	869
Tangible assets	$3,279,350	$3,191,430	$3,254,193	$3,187,881	$3,203,674
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

43 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended March 31
(In millions, except per share information)	2025	2024
Net interest income
Interest income	$34,066	$36,285
Interest expense	19,623	22,253
Net interest income	14,443	14,032

Noninterest income
Fees and commissions	9,415	8,660
Market making and similar activities	3,584	3,888
Other income (loss)	(76)	(762)
Total noninterest income	12,923	11,786
Total revenue, net of interest expense	27,366	25,818

Provision for credit losses	1,480	1,319

Noninterest expense
Compensation and benefits	10,889	10,195
Information processing and communications	1,894	1,800
Occupancy and equipment	1,856	1,811
Product delivery and transaction related	914	851
Professional fees	652	548
Marketing	506	455
Other general operating	1,059	1,577
Total noninterest expense	17,770	17,237
Income before income taxes	8,116	7,262
Income tax expense	720	588
Net income	$7,396	$6,674
Preferred stock dividends	406	532
Net income applicable to common shareholders	$6,990	$6,142

Per common share information
Earnings	$0.91	$0.77
Diluted earnings	0.90	0.76
Average common shares issued and outstanding	7,677.9	7,968.2
Average diluted common shares issued and outstanding	7,770.8	8,031.4

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions)	2025	2024
Net income	$7,396	$6,674
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	366	332
Net change in debit valuation adjustments	297	(188)
Net change in derivatives	1,313	(416)
Employee benefit plan adjustments	27	23
Net change in foreign currency translation adjustments	11	(20)
Other comprehensive income (loss)	2,014	(269)
Comprehensive income (loss)	$9,410	$6,405

See accompanying Notes to Consolidated Financial Statements.

Bank of America 44

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	March 31 2025	December 31 2024
(Dollars in millions)
Assets
Cash and due from banks	$24,734	$26,003
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	248,845	264,111
Cash and cash equivalents	273,579	290,114
Time deposits placed and other short-term investments	7,282	6,372
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $181,232 and $144,501 measured at fair value)	328,365	274,709
Trading account assets (includes $171,255 and $170,328 pledged as collateral)	339,614	314,460
Derivative assets	36,206	40,948
Debt securities:
Carried at fair value	388,559	358,607
Held-to-maturity, at cost (fair value $454,408 and $450,548)	550,720	558,677
Total debt securities	939,279	917,284
Loans and leases (includes $5,386 and $4,249 measured at fair value)	1,110,625	1,095,835
Allowance for loan and lease losses	(13,256)	(13,240)
Loans and leases, net of allowance	1,097,369	1,082,595
Premises and equipment, net	12,151	12,168
Goodwill	69,021	69,021
Loans held-for-sale (includes $2,672 and $2,214 measured at fair value)	6,867	9,545
Customer and other receivables	80,329	82,247
Other assets (includes $9,952 and $13,176 measured at fair value)	159,362	162,056
Total assets	$3,349,424	$3,261,519

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$513,905	$507,561
Interest-bearing (includes $403 and $310 measured at fair value)	1,346,423	1,329,014
Deposits in non-U.S. offices:
Noninterest-bearing	16,105	16,297
Interest-bearing	113,131	112,595
Total deposits	1,989,564	1,965,467
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $222,734 and $192,859 measured at fair value)	376,070	331,758
Trading account liabilities	105,470	92,543
Derivative liabilities	35,365	39,353
Short-term borrowings (includes $6,534 and $6,245 measured at fair value)	41,470	43,391
Accrued expenses and other liabilities (includes $9,061 and $13,199 measured at fair value and $1,110 and $1,096 of reserve for unfunded lending commitments)	201,758	210,169
Long-term debt (includes $54,545 and $50,005 measured at fair value)	304,146	283,279
Total liabilities	3,053,843	2,965,960
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,771,164 and 3,877,917 shares	20,499	23,159
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,560,084,716 and 7,610,862,311 shares	41,038	45,336
Retained earnings	247,315	242,349
Accumulated other comprehensive income (loss)	(13,271)	(15,285)
Total shareholders’ equity	295,581	295,559
Total liabilities and shareholders’ equity	$3,349,424	$3,261,519

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$6,062	$5,575
Loans and leases	18,045	19,144
Allowance for loan and lease losses	(911)	(919)
Loans and leases, net of allowance	17,134	18,225
All other assets	608	319
Total assets of consolidated variable interest entities	$23,804	$24,119
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $0 of non-recourse short-term borrowings)	$4,289	$3,329
Long-term debt (includes $8,368 and $8,457 of non-recourse debt)	8,368	8,457
All other liabilities (includes $30 and $21 of non-recourse liabilities)	30	21
Total liabilities of consolidated variable interest entities	$12,687	$11,807
See accompanying Notes to Consolidated Financial Statements.

45 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2023	$28,397	7,895.5	$56,365	$224,672	$(17,788)	$291,646
Net income				6,674		6,674
Net change in debt securities					332	332
Net change in debit valuation adjustments					(188)	(188)
Net change in derivatives					(416)	(416)
Employee benefit plan adjustments					23	23
Net change in foreign currency translation adjustments					(20)	(20)
Dividends declared:
Common				(1,910)		(1,910)
Preferred				(532)		(532)
Common stock issued under employee plans, net, and other		44.0	445	(2)		443
Common stock repurchased		(72.6)	(2,500)			(2,500)
Balance, March 31, 2024	$28,397	7,866.9	$54,310	$228,902	$(18,057)	$293,552
Balance, December 31, 2024	$23,159	7,610.9	$45,336	$242,349	$(15,285)	$295,559
Net income				7,396		7,396
Net change in debt securities					366	366
Net change in debit valuation adjustments					297	297
Net change in derivatives					1,313	1,313
Employee benefit plan adjustments					27	27
Net change in foreign currency translation adjustments					11	11
Dividends declared:
Common				(1,992)		(1,992)
Preferred				(397)		(397)
Redemption of preferred stock	(2,660)			(9)		(2,669)
Common stock issued under employee plans, net, and other		51.7	223	(32)		191
Common stock repurchased		(102.5)	(4,521)			(4,521)
Balance, March 31, 2025	$20,499	7,560.1	$41,038	$247,315	$(13,271)	$295,581

See accompanying Notes to Consolidated Financial Statements.

Bank of America 46

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2025	2024
Operating activities
Net income	$7,396	$6,674
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,480	1,319
(Gains) losses on sales of debt securities	2	(10)
Depreciation and amortization	565	538
Net accretion of discount/premium on debt securities	(85)	(352)
Deferred income taxes	(172)	(512)
Amortization of stock-based compensation	999	865
Net change in:
Trading and derivative assets/liabilities	(10,970)	(23,795)
Loans held-for-sale	2,599	(2,574)
Other assets	4,165	(6,026)
Accrued expenses and other liabilities	(8,179)	6,907
Other operating activities, net	16	1,427
Net cash used in operating activities	(2,184)	(15,539)
Investing activities
Net change in:
Time deposits placed and other short-term investments	(910)	487
Federal funds sold and securities borrowed or purchased under agreements to resell	(53,656)	(32,969)
Debt securities carried at fair value:
Proceeds from sales	26,392	16,266
Proceeds from paydowns and maturities	20,719	93,060
Purchases	(72,075)	(157,726)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	7,666	7,407
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	2,232	2,170
Purchases	(9,379)	(1,303)
Other changes in loans and leases, net	(9,200)	2,100
Other investing activities, net	(799)	(814)
Net cash used in investing activities	(89,010)	(71,322)
Financing activities
Net change in:
Deposits	24,097	22,669
Federal funds purchased and securities loaned or sold under agreements to repurchase	44,312	45,771
Short-term borrowings	(1,921)	6,797
Long-term debt:
Proceeds from issuance	33,640	15,662
Retirement	(16,333)	(16,607)
Preferred stock:
Redemption	(2,669)	—
Common stock repurchased	(4,521)	(2,500)
Cash dividends paid	(2,552)	(2,519)
Other financing activities, net	(1,221)	(615)
Net cash provided by financing activities	72,832	68,658
Effect of exchange rate changes on cash and cash equivalents	1,827	(1,466)
Net decrease in cash and cash equivalents	(16,535)	(19,669)
Cash and cash equivalents at January 1	290,114	333,073
Cash and cash equivalents at March 31	$273,579	$313,404

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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, of the Corporation’s 2024 Annual Report on Form 10-K.
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

Bank of America 48

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three months ended March 31, 2025 and 2024. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended March 31
(Dollars in millions)	2025	2024
Net interest income
Interest income
Loans and leases	$15,223	$15,240
Debt securities	6,767	6,137
Federal funds sold and securities borrowed or purchased under agreements to resell	3,774	5,175
Trading account assets	3,008	2,455
Other interest income (1)	5,294	7,278
Total interest income	34,066	36,285

Interest expense
Deposits	8,632	9,138
Short-term borrowings	6,963	8,535
Trading account liabilities	707	546
Long-term debt	3,321	4,034
Total interest expense	19,623	22,253
Net interest income	$14,443	$14,032

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$916	$931
Other card income	602	532
Total card income	1,518	1,463
Service charges
Deposit-related fees	1,228	1,122
Lending-related fees	333	320
Total service charges	1,561	1,442
Investment and brokerage services
Asset management fees	3,738	3,270
Brokerage fees	1,075	917
Total investment and brokerage services	4,813	4,187
Investment banking fees
Underwriting income	770	901
Syndication fees	369	294
Financial advisory services	384	373
Total investment banking fees	1,523	1,568
Total fees and commissions	9,415	8,660
Market making and similar activities	3,584	3,888
Other income (loss)	(76)	(762)
Total noninterest income	$12,923	$11,786
(1)Includes interest income on interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks of $2.8 billion and $4.5 billion for the three months ended March 31, 2025 and 2024.
(2)Gross interchange fees and merchant income were $3.3 billion and $3.2 billion for the three months ended March 31, 2025 and 2024, and are presented net of $2.4 billion and $2.3 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

49 Bank of America

NOTE 3  Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2025 and December 31, 2024. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		March 31, 2025
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$24,353.4	$71.6	$6.3	$77.9	$64.9	$10.8	$75.7
Futures and forwards	4,221.1	2.5	—	2.5	2.2	—	2.2
Written options (2)	1,941.1	—	—	—	26.1	—	26.1
Purchased options (3)	1,815.7	27.7	—	27.7	—	—	—
Foreign exchange contracts
Swaps	2,389.3	36.9	—	36.9	35.6	—	35.6
Spot, futures and forwards	5,310.3	35.3	0.2	35.5	34.2	0.6	34.8
Written options (2)	788.4	—	—	—	7.8	—	7.8
Purchased options (3)	712.0	7.4	—	7.4	—	—	—
Equity contracts
Swaps	556.9	16.5	—	16.5	18.0	—	18.0
Futures and forwards	123.3	2.4	—	2.4	1.5	—	1.5
Written options (2)	919.4	—	—	—	52.8	—	52.8
Purchased options (3)	869.9	48.5	—	48.5	—	—	—
Commodity contracts
Swaps	72.1	2.9	—	2.9	5.2	—	5.2
Futures and forwards	183.2	6.4	—	6.4	4.1	0.8	4.9
Written options (2)	81.3	—	—	—	3.3	—	3.3
Purchased options (3)	84.1	3.6	—	3.6	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	477.7	1.9	—	1.9	2.7	—	2.7
Total return swaps/options	94.1	0.7	—	0.7	0.3	—	0.3
Written credit derivatives:
Credit default swaps	457.1	2.0	—	2.0	1.8	—	1.8
Total return swaps/options	100.2	0.6	—	0.6	1.2	—	1.2
Gross derivative assets/liabilities		$266.9	$6.5	$273.4	$261.7	$12.2	$273.9
Less: Legally enforceable master netting agreements				(210.7)			(210.7)
Less: Cash collateral received/paid				(26.5)			(27.8)
Total derivative assets/liabilities				$36.2			$35.4
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $203 million and $427.6 billion, respectively, at March 31, 2025.

Bank of America 50

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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $406 million and $361.2 billion, respectively, at December 31, 2024.
Offsetting of Derivatives
The Corporation enters into International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements or similar agreements with substantially all of the Corporation’s derivative counterparties. For more information, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at March 31, 2025 and December 31, 2024 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements, Collateral and Restricted Cash.

51 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	March 31, 2025		December 31, 2024
Interest rate contracts
Over-the-counter	$103.6	$99.0	$108.8	$103.9
Exchange-traded	0.1	0.1	0.1	0.1
Over-the-counter cleared	3.8	3.2	3.4	3.6
Foreign exchange contracts
Over-the-counter	78.2	76.6	112.7	109.1
Over-the-counter cleared	0.6	0.6	0.5	0.5
Equity contracts
Over-the-counter	27.7	32.7	24.6	31.1
Exchange-traded	38.9	38.7	39.8	38.5
Commodity contracts
Over-the-counter	9.6	9.9	6.2	7.0
Exchange-traded	2.5	2.2	2.0	1.6
Over-the-counter cleared	0.3	0.5	0.3	0.5
Credit derivatives
Over-the-counter	5.1	5.9	5.8	5.0
Total gross derivative assets/liabilities, before netting
Over-the-counter	224.2	224.1	258.1	256.1
Exchange-traded	41.5	41.0	41.9	40.2
Over-the-counter cleared	4.7	4.3	4.2	4.6
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(193.2)	(195.0)	(224.2)	(223.5)
Exchange-traded	(39.6)	(39.6)	(39.0)	(39.0)
Over-the-counter cleared	(4.4)	(3.9)	(4.0)	(3.8)
Derivative assets/liabilities, after netting	33.2	30.9	37.0	34.6
Other gross derivative assets/liabilities (2)	3.0	4.5	3.9	4.8
Total derivative assets/liabilities	36.2	35.4	40.9	39.4
Less: Financial instruments collateral (3)	(17.9)	(13.5)	(18.1)	(14.2)
Total net derivative assets/liabilities	$18.3	$21.9	$22.8	$25.2
(1)Over-the-counter (OTC) derivatives include bilateral transactions between the Corporation and a particular counterparty. Over-the-counter cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Exchange-traded derivatives include listed options transacted on an exchange.
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three months ended March 31, 2025 and 2024.

Gains and Losses on Derivatives and Hedged Items Designated in Fair Value Hedges

	Three Months Ended March 31
	2025		2024
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$2,476	$(2,480)	$(3,104)	$3,090
Interest rate and foreign currency risk (2)	(202)	202	344	(329)
Interest rate risk on available-for-sale securities (3)	(3,227)	3,178	2,490	(2,502)
Price risk on commodity inventory (4)	(1,097)	1,097	(220)	220
Total	$(2,050)	$1,997	$(490)	$479
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For the three months ended March 31, 2025 and 2024, the derivative amount includes gains (losses) of $9 million and $9 million in interest income, $(210) million and $324 million in market making and similar activities, and $(1) million and $11 million in accumulated other comprehensive income (OCI). Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
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

Designated Fair Value Hedged Assets and Liabilities

	March 31, 2025		December 31, 2024
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$186,956	$(2,622)	$188,202	$(7,263)
Available-for-sale debt securities (2, 3)	264,372	(1,129)	244,664	(4,764)
Trading account assets (4)	9,466	537	3,639	101
(1)Increase (decrease) to carrying value.
(2)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At March 31, 2025 and December 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $33.6 billion and $34.8 billion, of which $26.3 billion and $26.1 billion were designated in a portfolio layer hedging relationship. At March 31, 2025 and December 31, 2024, the cumulative adjustment associated with these hedging relationships was a decrease of $88 million and $435 million.
(3)Carrying value represents amortized cost.
(4)Represents hedging activities related to certain commodities inventory.
At March 31, 2025 and December 31, 2024, the fair value basis adjustments recorded on long-term debt hedges decreased the long-term debt carrying value by $12.9 billion and $11.2 billion. The fair value adjustments from de-designated available-for-sale (AFS) debt securities hedges decreased the AFS debt securities carrying value by $3.8 billion and $4.4 billion. The fair value adjustments are being amortized or accreted into interest over the contractual lives of the assets or liabilities.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three months ended March 31, 2025 and 2024. Of the $4.3 billion after-tax net loss ($5.7 billion pretax) on derivatives in accumulated OCI at March 31, 2025, losses of $2.4 billion after-tax ($3.2 billion pretax) related to both open and closed cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately five years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately four years, with the aggregated amount beyond this time period being insignificant.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Three Months Ended March 31
	2025		2024
	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$1,361	$(393)	$(1,090)	$(514)
Price risk on forecasted MBS purchases (1)	—	(2)	—	(2)
Price risk on certain compensation plans (2)	1	7	14	9
Total	$1,362	$(388)	$(1,076)	$(507)
Net investment hedges
Foreign exchange risk (3)	$(952)	$—	$797	$—
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three months ended March 31, 2025 and 2024, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $2 million and $66 million.

53 Bank of America

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three months ended March 31, 2025 and 2024. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended March 31
(Dollars in millions)	2025	2024
Interest rate risk on mortgage activities (1, 2)	$28	$(30)
Credit risk on loans (2)	1	(19)
Interest rate and foreign currency risk on asset and liability management activities (3)	(782)	91
Price risk on certain compensation plans (4)	(196)	242
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At both March 31, 2025 and December 31, 2024, the Corporation had transferred $3.9 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $3.9 billion at both transfer dates. At March 31, 2025 and December 31, 2024, the fair value of the transferred securities was $3.7 billion and $3.6 billion.
Sales and Trading Revenue
The Corporation enters into trading derivatives to facilitate client transactions and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities, which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Markets business segment. For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three months ended March 31, 2025 and 2024. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended March 31, 2025
Interest rate risk	$500	$655	$120	$1,275
Foreign exchange risk	540	17	11	568
Equity risk	1,977	(342)	549	2,184
Credit risk	431	689	281	1,401
Other risk (2)	174	(23)	8	159
Total sales and trading revenue	$3,622	$996	$969	$5,587

	Three Months Ended March 31, 2024
Interest rate risk	$853	$230	$77	$1,160
Foreign exchange risk	437	34	23	494
Equity risk	1,864	(429)	427	1,862
Credit risk	551	604	131	1,286
Other risk (2)	125	29	(13)	141
Total sales and trading revenue	$3,830	$468	$645	$4,943
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $626 million and $494 million for the three months ended March 31, 2025 and 2024.
(2)Includes commodity risk.
Credit Derivatives
The Corporation enters into credit derivatives primarily to facilitate client transactions and to manage credit risk exposures. Credit derivatives are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments. For more information on credit derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at March 31, 2025 and December 31, 2024 are summarized in the following table.

Bank of America 54

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	March 31, 2025
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$2	$21	$31	$54
Non-investment grade	20	311	917	479	1,727
Total	20	313	938	510	1,781
Total return swaps/options:
Investment grade	61	—	—	—	61
Non-investment grade	1,090	15	—	—	1,105
Total	1,151	15	—	—	1,166
Total credit derivatives	$1,171	$328	$938	$510	$2,947
Credit-related notes:
Investment grade	$—	$—	$4	$491	$495
Non-investment grade	5	2	19	1,283	1,309
Total credit-related notes	$5	$2	$23	$1,774	$1,804
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$37,038	$84,029	$163,520	$56,679	$341,266
Non-investment grade	15,813	33,441	52,938	13,597	115,789
Total	52,851	117,470	216,458	70,276	457,055
Total return swaps/options:
Investment grade	64,286	1,296	1,147	457	67,186
Non-investment grade	31,842	952	110	100	33,004
Total	96,128	2,248	1,257	557	100,190
Total credit derivatives	$148,979	$119,718	$217,715	$70,833	$557,245

	December 31, 2024
	Carrying Value
Credit default swaps:
Investment grade	$—	$3	$24	$16	$43
Non-investment grade	33	304	752	441	1,530
Total	33	307	776	457	1,573
Total return swaps/options:
Investment grade	93	—	—	—	93
Non-investment grade	145	—	—	—	145
Total	238	—	—	—	238
Total credit derivatives	$271	$307	$776	$457	$1,811
Credit-related notes:
Investment grade	$—	$—	$9	$715	$724
Non-investment grade	5	5	37	1,119	1,166
Total credit-related notes	$5	$5	$46	$1,834	$1,890
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$35,634	$87,302	$150,225	$21,482	$294,643
Non-investment grade	15,070	30,255	43,969	4,233	93,527
Total	50,704	117,557	194,194	25,715	388,170
Total return swaps/options:
Investment grade	54,041	1,288	1,185	238	56,752
Non-investment grade	22,762	1,452	292	98	24,604
Total	76,803	2,740	1,477	336	81,356
Total credit derivatives	$127,507	$120,297	$195,671	$26,051	$469,526
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
Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its

55 Bank of America

counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At March 31, 2025 and December 31, 2024, the Corporation held cash and securities collateral of $102.8 billion and $105.9 billion and posted cash and securities collateral of $83.0 billion and $83.1 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
In connection with certain OTC derivative contracts and other trading agreements, the Corporation can be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of the Corporation or certain subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. For more information on credit-related contingent features and collateral, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
At March 31, 2025, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $3.1 billion, including $1.5 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2025 and December 31, 2024, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at March 31, 2025 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at March 31, 2025

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$164	$905
Bank of America, N.A. and subsidiaries (1)	43	754

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$20	$50
Collateral posted	17	32
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three months ended March 31, 2025 and 2024. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended March 31
(Dollars in millions)	2025	2024
Derivative assets (CVA)	$(25)	$62
Derivative assets/liabilities (FVA)	(15)	14
Derivative liabilities (DVA)	27	(69)
(1)At March 31, 2025 and December 31, 2024, cumulative CVA reduced the derivative assets balance by $353 million and $328 million, cumulative FVA reduced the net derivative balance by $81 million and $66 million and cumulative DVA reduced the derivative liabilities balance by $299 million and $272 million.

Bank of America 56

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at March 31, 2025 and December 31, 2024.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	March 31, 2025				December 31, 2024
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$31,974	$42	$(1,448)	$30,568	$32,781	$35	$(1,614)	$31,202
Agency-collateralized mortgage obligations	20,718	13	(198)	20,533	19,519	17	(218)	19,318
Commercial	30,030	85	(465)	29,650	26,032	73	(503)	25,602
Non-agency residential (1)	282	52	(52)	282	287	50	(52)	285
Total mortgage-backed securities	83,004	192	(2,163)	81,033	78,619	175	(2,387)	76,407
U.S. Treasury and government agencies	260,631	213	(999)	259,845	235,582	150	(1,153)	234,579
Non-U.S. securities	23,956	26	(18)	23,964	22,453	20	(42)	22,431
Other taxable securities	3,032	3	(38)	2,997	4,646	2	(45)	4,603
Tax-exempt securities	8,601	15	(206)	8,410	8,628	17	(233)	8,412
Total available-for-sale debt securities	379,224	449	(3,424)	376,249	349,928	364	(3,860)	346,432
Other debt securities carried at fair value (2)	12,306	114	(110)	12,310	12,352	59	(236)	12,175
Total debt securities carried at fair value	391,530	563	(3,534)	388,559	362,280	423	(4,096)	358,607
Held-to-maturity debt securities
Agency mortgage-backed securities	422,326	—	(79,614)	342,712	430,135	—	(88,458)	341,677
U.S. Treasury and government agencies	121,708	—	(15,826)	105,882	121,696	—	(18,661)	103,035
Other taxable securities	6,722	2	(910)	5,814	6,882	1	(1,047)	5,836
Total held-to-maturity debt securities	550,756	2	(96,350)	454,408	558,713	1	(108,166)	450,548
Total debt securities (3,4)	$942,286	$565	$(99,884)	$842,967	$920,993	$424	$(112,262)	$809,155
(1)At March 31, 2025 and December 31, 2024, the underlying collateral type included approximately 26 percent and 25 percent prime and 74 percent and 75 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $189.7 billion and $184.6 billion at March 31, 2025 and December 31, 2024.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $259.3 billion and $167.0 billion, and a fair value of $213.1 billion and $137.7 billion at March 31, 2025, and an amortized cost of $260.9 billion and $169.0 billion, and a fair value of $209.6 billion and $136.5 billion at December 31, 2024.
At March 31, 2025, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $2.2 billion, net of the related income tax benefit of $748 million. At March 31, 2025 and December 31, 2024, nonperforming AFS debt securities held by the Corporation were not significant.
At March 31, 2025 and December 31, 2024, $892.7 billion and $871.1 billion of AFS and HTM debt securities, which were predominantly U.S. agency and U.S. Treasury securities, have a zero credit loss assumption. For the same periods, the expected credit losses on the remaining $37.3 billion and $37.5 billion of AFS and HTM debt securities were insignificant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
At both March 31, 2025 and December 31, 2024, the Corporation held equity securities at an aggregate fair value of $247 million and other equity securities, as valued under the measurement alternative, at a carrying value of $453 million and $438 million, both of which are included in other assets. At March 31, 2025 and December 31, 2024, the Corporation also held money market investments at a fair value of $1.5 billion and $1.3 billion, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for the three months ended March 31, 2025 and 2024 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended March 31
(Dollars in millions)	2025	2024
Gross gains	$11	$11
Gross losses	(13)	(1)
Net gains (losses) on sales of AFS debt securities	$(2)	$10
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$—	$2

57 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at March 31, 2025 and December 31, 2024.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	March 31, 2025
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$923	$(2)	$21,037	$(1,446)	$21,960	$(1,448)
Agency-collateralized mortgage obligations	12,022	(32)	1,475	(166)	13,497	(198)
Commercial	11,957	(49)	4,993	(416)	16,950	(465)
Non-agency residential	—	—	160	(52)	160	(52)
Total mortgage-backed securities	24,902	(83)	27,665	(2,080)	52,567	(2,163)
U.S. Treasury and government agencies	89,932	(82)	66,905	(917)	156,837	(999)
Non-U.S. securities	3,128	(2)	5,084	(16)	8,212	(18)
Other taxable securities	1,363	(3)	868	(35)	2,231	(38)
Tax-exempt securities	1,042	(7)	2,226	(199)	3,268	(206)
Total AFS debt securities in a continuous unrealized loss position	$120,367	$(177)	$102,748	$(3,247)	$223,115	$(3,424)

	December 31, 2024
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$2,908	$(22)	$20,085	$(1,592)	$22,993	$(1,614)
Agency-collateralized mortgage obligations	9,597	(21)	1,493	(197)	11,090	(218)
Commercial	11,486	(57)	4,667	(446)	16,153	(503)
Non-agency residential	—	—	160	(52)	160	(52)
Total mortgage-backed securities	23,991	(100)	26,405	(2,287)	50,396	(2,387)
U.S. Treasury and government agencies	75,753	(135)	69,027	(1,018)	144,780	(1,153)
Non-U.S. securities	3,367	(26)	4,906	(16)	8,273	(42)
Other taxable securities	3,192	(5)	814	(40)	4,006	(45)
Tax-exempt securities	1,025	(20)	2,194	(213)	3,219	(233)
Total AFS debt securities in a continuous unrealized loss position	$107,328	$(286)	$103,346	$(3,574)	$210,674	$(3,860)

Bank of America 58

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at March 31, 2025 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgage-backed securities (MBS) or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$5	3.00%	$5	4.20%	$31,964	4.53%	$31,974	4.53%
Agency-collateralized mortgage obligations	—	—	—	—	1	1.00	20,717	5.64	20,718	5.64
Commercial	119	3.55	11,845	4.21	15,897	4.30	2,182	3.71	30,043	4.22
Non-agency residential	—	—	—	—	—	—	549	11.62	549	11.62
Total mortgage-backed securities	119	3.55	11,850	4.21	15,903	4.30	55,412	4.98	83,284	4.74
U.S. Treasury and government agencies	33,717	4.54	218,753	3.87	11,615	2.70	34	3.94	264,119	3.91
Non-U.S. securities	20,778	2.98	5,054	2.37	3,816	4.15	2,846	3.61	32,494	3.08
Other taxable securities	888	5.75	1,613	5.24	389	4.36	142	4.51	3,032	5.24
Tax-exempt securities	787	2.87	3,432	3.54	956	3.01	3,426	3.62	8,601	3.45
Total amortized cost of debt securities carried at fair value	$56,289	3.96	$240,702	3.87	$32,679	3.68	$61,860	4.84	$391,530	4.02
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$9	2.89%	$422,317	2.12%	$422,326	2.12%
U.S. Treasury and government agencies	496	2.71	32,580	1.67	88,632	1.28	—	—	121,708	1.39
Other taxable securities	543	2.24	608	2.32	97	3.52	5,474	2.52	6,722	2.49
Total amortized cost of HTM debt securities	$1,039	2.46	$33,188	1.68	$88,738	1.28	$427,791	2.13	$550,756	1.96

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$5		$5		$30,558		$30,568
Agency-collateralized mortgage obligations	—		—		1		20,532		20,533
Commercial	118		11,809		15,746		1,989		29,662
Non-agency residential	—		2		—		528		530
Total mortgage-backed securities	118		11,816		15,752		53,607		81,293
U.S. Treasury and government agencies	33,798		218,150		11,353		33		263,334
Non-U.S. securities	20,807		5,055		3,815		2,845		32,522
Other taxable securities	885		1,606		375		134		3,000
Tax-exempt securities	784		3,415		937		3,274		8,410
Total debt securities carried at fair value	$56,392		$240,042		$32,232		$59,893		$388,559
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$9		$342,703		$342,712
U.S. Treasury and government agencies	494		29,143		76,245		—		105,882
Other taxable securities	534		588		76		4,616		5,814
Total fair value of HTM debt securities	$1,028		$29,731		$76,330		$347,319		$454,408
(1)The weighted-average yield is computed based on a constant effective yield over the contractual life of each security. The yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related open hedging derivatives.

59 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2025 and December 31, 2024.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	March 31, 2025
Consumer real estate
Residential mortgage	$1,218	$249	$780	$2,247	$232,999		$235,246
Home equity	82	34	127	243	25,423		25,666
Credit card and other consumer
Credit card	672	491	1,334	2,497	97,234		99,731
Direct/Indirect consumer (2)	305	108	87	500	106,484		106,984
Other consumer	—	—	—	—	153		153
Total consumer	2,277	882	2,328	5,487	462,293		467,780
Consumer loans accounted for under the fair value option (3)						$221	221
Total consumer loans and leases	2,277	882	2,328	5,487	462,293	221	468,001
Commercial
U.S. commercial	1,016	248	350	1,614	391,799		393,413
Non-U.S. commercial	36	2	13	51	141,276		141,327
Commercial real estate (4)	387	182	1,410	1,979	63,560		65,539
Commercial lease financing	50	16	28	94	15,604		15,698
U.S. small business commercial	200	89	203	492	20,990		21,482
Total commercial	1,689	537	2,004	4,230	633,229		637,459
Commercial loans accounted for under the fair value option (3)						5,165	5,165
Total commercial loans and leases	1,689	537	2,004	4,230	633,229	5,165	642,624
Total loans and leases (5)	$3,966	$1,419	$4,332	$9,717	$1,095,522	$5,386	$1,110,625
Percentage of outstandings	0.36%	0.13%	0.39%	0.88%	98.64%	0.48%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $167 million and nonperforming loans of $166 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $60 million and nonperforming loans of $92 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $234 million and nonperforming loans of $673 million. Consumer real estate loans current or less than 30 days past due includes $1.5 billion, and direct/indirect consumer includes $52 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $54.1 billion, U.S. securities-based lending loans of $49.3 billion and non-U.S. consumer loans of $2.8 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $60 million and home equity loans of $161 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $4.0 billion and non-U.S. commercial loans of $1.2 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $59.7 billion and non-U.S. commercial real estate loans of $5.8 billion.
(5)Total outstandings includes loans and leases pledged as collateral of $26.5 billion. The Corporation also pledged $310.3 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $7.8 billion and $8.0 billion at March 31, 2025 and December 31, 2024, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Nonperforming loans were $6.1 billion and $6.0 billion at March 31, 2025 and December 31, 2024. Commercial nonperforming loans were $3.5 billion and $3.3 billion at March 31, 2025 and December 31, 2024, primarily comprised of commercial real estate and U.S. commercial. Consumer nonperforming loans were $2.6 billion at both March 31, 2025 and December 31, 2024, primarily comprised of residential mortgage.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at March 31, 2025 and December 31, 2024. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

61 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Residential mortgage (1)	$2,036	$2,052	$234	$229
With no related allowance (2)	1,879	1,883	—	—
Home equity (1)	410	409	—	—
With no related allowance (2)	331	334	—	—
Credit Card	n/a	n/a	1,334	1,401
Direct/indirect consumer	167	186	1	1
Total consumer	2,613	2,647	1,569	1,631
U.S. commercial	1,157	1,204	85	90
Non-U.S. commercial	111	8	1	4
Commercial real estate	2,145	2,068	5	6
Commercial lease financing	26	20	8	3
U.S. small business commercial	31	28	199	197
Total commercial	3,470	3,328	298	300
Total nonperforming loans	$6,083	$5,975	$1,867	$1,931
Percentage of outstanding loans and leases	0.55%	0.55%	0.17%	0.18%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2025 and December 31, 2024 residential mortgage included $124 million and $119 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $110 million for both periods of loans on which interest was still accruing.
(2)Primarily relates to loans for which the estimated fair value of the underlying collateral less any costs to sell is greater than the amortized cost of the loans as of the reporting date.
n/a = not applicable
Credit Quality Indicators
The Corporation monitors credit quality within its Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. Within the Consumer Real Estate portfolio segment, the primary credit quality indicators are refreshed loan-to-value (LTV) and refreshed Fair Isaac Corporation (FICO) score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV), which measures the carrying value of the Corporation’s loan and available line of credit combined with any outstanding senior liens against the property as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. FICO scores are typically refreshed quarterly or more frequently. Certain borrowers (e.g., borrowers that have had debts discharged in a bankruptcy proceeding) may not have their FICO scores updated. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at March 31, 2025.

Bank of America 62

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of March 31, 2025	2025	2024	2023	2022	2021	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$222,511	$4,223	$17,814	$14,138	$38,729	$72,748	$74,859
Greater than 90 percent but less than or equal to 100 percent	2,072	132	729	463	541	135	72
Greater than 100 percent	1,014	117	413	204	163	67	50
Fully-insured loans	9,649	18	215	186	298	3,094	5,838
Total Residential Mortgage	$235,246	$4,490	$19,171	$14,991	$39,731	$76,044	$80,819

Residential Mortgage
Refreshed FICO score
Less than 620	$2,814	$39	$212	$185	$501	$692	$1,185
Greater than or equal to 620 and less than 660	2,251	31	190	145	418	561	906
Greater than or equal to 660 and less than 740	24,894	414	2,117	1,755	4,592	6,795	9,221
Greater than or equal to 740	195,638	3,988	16,437	12,720	33,922	64,902	63,669
Fully-insured loans	9,649	18	215	186	298	3,094	5,838
Total Residential Mortgage	$235,246	$4,490	$19,171	$14,991	$39,731	$76,044	$80,819
Gross charge-offs for the three months ended March 31, 2025	$3	$—	$—	$1	$1	$1	$—

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	March 31, 2025
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$25,542	$755	$21,480	$3,307
Greater than 90 percent but less than or equal to 100 percent	67	6	56	5
Greater than 100 percent	57	3	43	11
Total Home Equity	$25,666	$764	$21,579	$3,323

Home Equity
Refreshed FICO score
Less than 620	$665	$71	$341	$253
Greater than or equal to 620 and less than 660	604	46	366	192
Greater than or equal to 660 and less than 740	4,849	190	3,774	885
Greater than or equal to 740	19,548	457	17,098	1,993
Total Home Equity	$25,666	$764	$21,579	$3,323
Gross charge-offs for the three months ended March 31, 2025	$3	$—	$2	$1
(1)Includes reverse mortgages of $488 million and home equity loans of $276 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of March 31, 2025	Revolving Loans	2025	2024	2023	2022	2021	Prior	Total Credit Card as of March 31, 2025	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,540	$10	$38	$342	$442	$411	$221	$76	$6,033	$5,669	$364
Greater than or equal to 620 and less than 660	1,244	5	67	365	355	262	133	57	5,624	5,409	215
Greater than or equal to 660 and less than 740	8,856	43	767	3,078	2,262	1,569	785	352	39,341	38,911	430
Greater than or equal to 740	42,626	62	4,762	15,912	10,043	6,622	3,307	1,918	48,733	48,664	69
Other internal credit metrics (2,3)	52,718	52,098	74	108	59	121	44	214	—	—	—
Total credit card and other consumer	$106,984	$52,218	$5,708	$19,805	$13,161	$8,985	$4,490	$2,617	$99,731	$98,653	$1,078
Gross charge-offs for the three months ended March 31, 2025	$105	$1	$1	$29	$30	$22	$11	$11	$1,178	$1,136	$42
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $52.1 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at March 31, 2025.

63 Bank of America

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$380,922	$11,824	$47,494	$29,426	$33,061	$18,636	$43,338	$197,143
Reservable criticized	12,491	88	244	1,021	978	767	1,925	7,468
Total U.S. Commercial	$393,413	$11,912	$47,738	$30,447	$34,039	$19,403	$45,263	$204,611
Gross charge-offs for the three months ended March 31, 2025	$97	$—	$2	$11	$12	$6	$23	$43

Non-U.S. Commercial
Risk ratings
Pass rated	$139,625	$7,392	$26,696	$13,429	$11,507	$11,812	$6,621	$62,168
Reservable criticized	1,702	—	27	221	160	209	77	1,008
Total Non-U.S. Commercial	$141,327	$7,392	$26,723	$13,650	$11,667	$12,021	$6,698	$63,176
Gross charge-offs for the three months ended March 31, 2025	$8	$—	$—	$7	$—	$—	$—	$1

Commercial Real Estate
Risk ratings
Pass rated	$54,100	$847	$5,410	$4,728	$10,190	$8,423	$15,225	$9,277
Reservable criticized	11,439	—	207	484	3,362	2,338	4,465	583
Total Commercial Real Estate	$65,539	$847	$5,617	$5,212	$13,552	$10,761	$19,690	$9,860
Gross charge-offs for the three months ended March 31, 2025	$126	$—	$—	$—	$41	$18	$67	$—

Commercial Lease Financing
Risk ratings
Pass rated	$15,417	$1,020	$3,759	$3,271	$2,338	$1,881	$3,148	$—
Reservable criticized	281	3	30	85	53	47	63	—
Total Commercial Lease Financing	$15,698	$1,023	$3,789	$3,356	$2,391	$1,928	$3,211	$—
Gross charge-offs for the three months ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$10,041	$570	$1,915	$1,822	$1,606	$1,263	$2,420	$445
Reservable criticized	487	1	27	126	101	102	127	3
Total U.S. Small Business Commercial	$10,528	$571	$1,942	$1,948	$1,707	$1,365	$2,547	$448
Gross charge-offs for the three months ended March 31, 2025	$9	$—	$—	$—	$1	$—	$3	$5

Total	$626,505	$21,745	$85,809	$54,613	$63,356	$45,478	$77,409	$278,095
Gross charge-offs for the three months ended March 31,2025	$240	$—	$2	$18	$54	$24	$93	$49
(1)Excludes $5.2 billion of loans accounted for under the fair value option at March 31, 2025.
(2)Excludes U.S. Small Business Card loans of $11.0 billion. Refreshed FICO scores for this portfolio are $740 million for less than 620; $617 million for greater than or equal to 620 and less than 660; $3.6 billion for greater than or equal to 660 and less than 740; and $6.0 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $138 million.

Bank of America 64

The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at December 31, 2024.

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of December 31, 2024	2024	2023	2022	2021	2020	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$215,575	$18,115	$12,910	$36,748	$71,912	$32,504	$43,386
Greater than 90 percent but less than or equal to 100 percent	1,848	724	463	471	122	31	37
Greater than 100 percent	863	428	195	144	56	15	25
Fully-insured loans	9,913	288	190	302	3,153	2,568	3,412
Total Residential Mortgage	$228,199	$19,555	$13,758	$37,665	$75,243	$35,118	$46,860

Residential Mortgage
Refreshed FICO score
Less than 620	$2,619	$172	$171	$484	$649	$427	$716
Greater than or equal to 620 and less than 660	2,187	170	145	396	515	366	595
Greater than or equal to 660 and less than 740	25,166	2,167	1,745	4,542	7,008	3,801	5,903
Greater than or equal to 740	188,314	16,758	11,507	31,941	63,918	27,956	36,234
Fully-insured loans	9,913	288	190	302	3,153	2,568	3,412
Total Residential Mortgage	$228,199	$19,555	$13,758	$37,665	$75,243	$35,118	$46,860
Gross charge-offs for the year ended December 31, 2024	$21	$2	$3	$6	$2	$1	$7

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	December 31, 2024
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$25,638	$780	$21,450	$3,408
Greater than 90 percent but less than or equal to 100 percent	51	4	42	5
Greater than 100 percent	48	3	34	11
Total Home Equity	$25,737	$787	$21,526	$3,424

Home Equity
Refreshed FICO score
Less than 620	$645	$72	$320	$253
Greater than or equal to 620 and less than 660	577	46	339	192
Greater than or equal to 660 and less than 740	4,911	198	3,779	934
Greater than or equal to 740	19,604	471	17,088	2,045
Total Home Equity	$25,737	$787	$21,526	$3,424
Gross charge-offs for the year ended December 31, 2024	$21	$6	$9	$6
(1)Includes reverse mortgages of $500 million and home equity loans of $287 million, which are no longer originated.

65 Bank of America

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/Indirect as of December 31, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total Credit Card as of December 31, 2024	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,483	$10	$249	$452	$433	$243	$53	$43	$5,866	$5,511	$355
Greater than or equal to 620 and less than 660	1,219	4	352	363	282	150	38	30	5,746	5,537	209
Greater than or equal to 660 and less than 740	9,212	47	3,421	2,515	1,828	947	255	199	40,871	40,456	415
Greater than or equal to 740	43,141	67	17,889	11,240	7,635	3,908	1,319	1,083	51,083	51,019	64
Other internal credit metrics (2, 3)	52,067	51,433	165	51	127	95	36	160	—	—	—
Total credit card and other consumer	$107,122	$51,561	$22,076	$14,621	$10,305	$5,343	$1,701	$1,515	$103,566	$102,523	$1,043
Gross charge-offs for the year ended December 31, 2024	$399	$5	$46	$144	$109	$51	$12	$32	$4,365	$4,188	$177
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

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$374,380	$49,587	$33,352	$34,015	$20,801	$10,172	$34,176	$192,277
Reservable criticized	12,610	157	901	1,035	799	340	1,996	7,382
Total U.S. Commercial	$386,990	$49,744	$34,253	$35,050	$21,600	$10,512	$36,172	$199,659
Gross charge-offs for the year ended December 31, 2024	$439	$3	$122	$80	$19	$4	$63	$148

Non-U.S. Commercial
Risk ratings
Pass rated	$135,720	$27,119	$14,268	$12,220	$11,750	$1,328	$6,777	$62,258
Reservable criticized	1,798	22	180	145	310	8	106	1,027
Total Non-U.S. Commercial	$137,518	$27,141	$14,448	$12,365	$12,060	$1,336	$6,883	$63,285
Gross charge-offs for the year ended December 31, 2024	$81	$—	$41	$22	$16	$—	$—	$2

Commercial Real Estate
Risk ratings
Pass rated	$55,607	$5,422	$4,935	$10,755	$8,990	$2,911	$13,310	$9,284
Reservable criticized	10,123	41	211	3,252	2,100	588	3,372	559
Total Commercial Real Estate	$65,730	$5,463	$5,146	$14,007	$11,090	$3,499	$16,682	$9,843
Gross charge-offs for the year ended December 31, 2024	$894	$—	$—	$57	$83	$62	$663	$29

Commercial Lease Financing
Risk ratings
Pass rated	$15,417	$3,902	$3,675	$2,465	$1,921	$1,033	$2,421	$—
Reservable criticized	291	9	96	67	52	23	44	—
Total Commercial Lease Financing	$15,708	$3,911	$3,771	$2,532	$1,973	$1,056	$2,465	$—
Gross charge-offs for the year ended December 31, 2024	$2	$—	$—		$2	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$9,806	$1,926	$1,887	$1,650	$1,302	$604	$1,992	$445
Reservable criticized	443	8	83	104	115	25	105	3
Total U.S. Small Business Commercial	$10,249	$1,934	$1,970	$1,754	$1,417	$629	$2,097	$448
Gross charge-offs for the year ended December 31, 2024	$30	$—	$1	$2	$1	$6	$7	$13

Total	$616,195	$88,193	$59,588	$65,708	$48,140	$17,032	$64,299	$273,235
Gross charge-offs for the year ended December 31, 2024	$1,446	$3	$164	$161	$121	$72	$733	$192
(1) Excludes $4.0 billion of loans accounted for under the fair value option at December 31, 2024.
(2) Excludes U.S. Small Business Card loans of $10.6 billion. Refreshed FICO scores for this portfolio are $699 million for less than 620; $600 million for greater than or equal to 620 and less than 660; $3.6 billion for greater than or equal to 660 and less than 740; and $5.8 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $489 million.

Bank of America 66

During the three months ended March 31, 2025, commercial reservable criticized utilized exposure increased to $27.7 billion at March 31, 2025 from $26.5 billion (to 4.12 percent from 4.01 percent of total commercial reservable utilized exposure) at December 31, 2024, primarily driven by commercial real estate.
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
Trial Offer and Permanent Modifications: Trial offer for modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. Some borrowers may enter into permanent modifications without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner, but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but most are in the range of 1 to 20 years. Principal forgiveness and payment deferrals were insignificant during the three months ended March 31, 2025 and 2024.
The table below provides the ending amortized cost of the Corporation’s consumer real estate loans modified during the three months ended March 31, 2025 and 2024.

Consumer Real Estate - Modifications to Borrowers in Financial Difficulty

	Forbearance and Other Payment Plans	Permanent Modification	Total	As a % of Financing Receivables
(Dollars in millions)	March 31, 2025
Residential Loans	$8	$42	$50	0.02%
Home Equity	—	7	7	0.03%
Total	$8	$49	$57	0.02%

	March 31, 2024
Residential Loans	$20	$58	$78	0.03%
Home Equity	—	9	9	0.04
Total	$20	$67	$87	0.03
The table below presents the financial effect of modified consumer real estate loans.

Financial Effect of Modified Consumer Real Estate Loans

	Three Months Ended March 31
	2025	2024
Forbearance and Other Payment Plans
Weighted-average duration
Residential Mortgage	4 months	4 months
Home Equity	n/m	n/m
Permanent Modifications
Weighted-average Term Extension
Residential Mortgage	9.8 years	9.3 years
Home Equity	18.4 years	16.0 years
Weighted-average Interest Rate Reduction
Residential Mortgage	1.41%	1.28%
Home Equity	1.99%	2.84%
n/m = not meaningful
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, there were no commitments to lend additional funds at March 31, 2025 and 2024.

67 Bank of America

The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During the three months ended March 31, 2025 and 2024, defaults of residential and home equity loans that had been modified within
12 months were insignificant. The table below provides aging information as of March 31, 2025 and 2024 for consumer real estate loans that were modified over the last 12 months.

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	March 31, 2025
Residential mortgage	$111	$46	$51	$208
Home equity	27	2	2	31
Total	$138	$48	$53	$239

	March 31, 2024
Residential mortgage	$304	$78	$94	$476
Home equity	51	6	14	71
Total	$355	$84	$108	$547
Consumer real estate foreclosed properties totaled $56 million and $60 million at March 31, 2025 and December 31, 2024. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at March 31, 2025 and December 31, 2024, was $467 million and $633 million. During the three months ended March 31, 2025 and 2024, the Corporation reclassified $12 million and $30 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months, most of which had a 60-month term at March 31, 2025. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The March 31, 2025 amortized cost of credit card and other consumer loans that were modified through these programs during the three months ended March 31, 2025 and 2024 and was $217 million and $231 million. The financial effect of modifications resulted in a weighted-average interest rate reduction of 18.37 percent compared to 19.80 percent and, principal forgiveness of $25 million and $28 million during the three months ended March 31, 2025 and 2024.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of March 31, 2025 and 2024, defaults of credit card and other consumer loans that had been modified within 12 months were insignificant. At March 31, 2025, modified credit card and other consumer loans to borrowers experiencing financial difficulty over the last 12 months totaled $632 million, of which $530 million were current, $54 million were 30-89 days past due, and $48 million were greater than 90 days past due. At March 31, 2024, modified credit card and other consumer loans to borrowers experiencing financial difficulty over the last 12 months totaled $658 million, of which $537 million were current, $62 million were 30-89 days past due, and $59 million were greater than 90 days past due.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Corporation forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The following table provides the ending amortized cost of commercial loans modified during the three months ended March 31, 2025 and 2024.

Bank of America 68

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables
(Dollars in millions)	March 31, 2025
U.S. commercial	$269	$33	$—	$302	0.08%
Non-U.S. commercial	15	9	—	24	0.02
Commercial real estate	636	421	—	1,057	1.61
Total	$920	$463	$—	$1,383	0.23

	March 31, 2024
U.S. commercial	$370	$6	$—	$376	0.10%
Commercial real estate	581	479	36	1,096	1.53
Total	$951	$485	$36	$1,472	0.34
Term extensions granted increased the weighted-average life of the impacted loans by 1.6 years and 1.3 years for the three months ended March 31, 2025 and 2024. The weighted-average duration of loan payments deferred under the Corporation’s commercial loan forbearance program was 8 months and 10 months during the three months ended March 31, 2025 and 2024. The deferral period for loan payments can vary, but are mostly in the range of 8 months to 24 months. Modifications of loans to troubled borrowers for Commercial Lease Financing and U.S. Small Business Commercial were not significant during the three months ended March 31, 2025 and 2024.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During the three months ended March 31, 2025, defaults of commercial loans that had been modified within the last 12 months were $444 million. During the three months ended March 31, 2024, defaults of commercial loans that had been modified within the last 12 months were insignificant. The table below provides aging information as of March 31, 2025 and 2024 for commercial loans that were modified over the last 12 months.

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	March 31, 2025
U.S. Commercial	$1,189	$27	$49	$1,265
Non-U.S. Commercial	55	9	—	64
Commercial Real Estate	1,996	103	678	2,777
Total	$3,240	$139	$727	$4,106

	March 31, 2024
U.S. Commercial	$1,046	$34	$24	$1,104
Non-U.S. Commercial	149	—	3	152
Commercial Real Estate	1,569	292	330	2,191
Total	$2,764	$326	$357	$3,447
For the three months ended March 31, 2025 and 2024, the Corporation had commitments to lend $86 million and $717 million to commercial borrowers experiencing financial difficulty whose loans were modified during the period.
Loans Held-for-sale
The Corporation had LHFS of $6.9 billion and $9.5 billion at March 31, 2025 and December 31, 2024. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $13.9 billion and $3.3 billion for the three months ended March 31, 2025 and 2024. Cash used for originations and purchases of LHFS totaled $10.5 billion and $5.8 billion for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, non-cash net transfers into LHFS were insignificant.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale was $4.3 billion at both March 31, 2025 and December 31, 2024 and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three months ended March 31, 2025 and 2024 the Corporation reversed $231 million and $205 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three months ended March 31, 2025 and 2024, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
Allowance for Credit Losses
The allowance for credit losses is estimated using quantitative and qualitative methods that consider a variety of factors, such

69 Bank of America

as historical loss experience, the current credit quality of the portfolio and an economic outlook over the life of the loan. Qualitative reserves cover losses that are expected but, in the Corporation's assessment, may not adequately be reflected in the quantitative methods or the economic assumptions. The Corporation incorporates forward-looking information through the use of several macroeconomic scenarios in determining the weighted economic outlook over the forecasted life of the assets. These scenarios include key macroeconomic variables such as gross domestic product, unemployment rate, real estate prices and corporate bond spreads. The scenarios that are chosen each quarter and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, internal and third-party economist views, and industry trends. For more information on the Corporation's credit loss accounting policies including the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
The March 31, 2025 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting continued inflation and interest rates with minimal rate cuts, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall weighted economic outlook of the above scenarios has deteriorated modestly compared to the weighted economic outlook estimated as of December 31, 2024. The weighted economic outlook for the Corporation’s modeled reserves assumes that the U.S. average unemployment rate will be just below five percent in the fourth quarter of 2025 and will remain near this level through the fourth quarter of 2026. The weighted economic outlook assumes steady growth with U.S. real gross domestic product forecasted to grow at 1.0 percent and 1.7 percent year-over-year in the fourth quarters of 2025 and 2026. The above factors are used in the Corporation’s modeled reserves. As previously disclosed, the allowance for credit losses is determined using a combination of quantitative (i.e., modeled reserves) and qualitative methods (i.e., imprecision and judgmental reserves). The qualitative methods, which comprise a portion of the total allowance for credit losses, incorporate those risks that are not fully captured in the modeled reserves. For example, as of March 31, 2025, the risks captured in the qualitative adjustments have the equivalent impact of a 100 basis point level shift in the Corporation’s weighted-average unemployment rate. There were no significant changes to the qualitative reserves at March 31, 2025 and December 31, 2024.
The allowance for credit losses increased $30 million from December 31, 2024 to $14.4 billion at March 31, 2025. The change in the allowance for credit losses was comprised of a net increase of $16 million in the allowance for loan and lease losses and an increase of $14 million in the reserve for unfunded lending commitments. The increase in the allowance for credit losses was attributed to increases in the commercial portfolio of $48 million and the consumer real estate portfolio of $47 million, partially offset by a decrease in the credit card and other consumer portfolios of $65 million. The provision for credit losses increased $161 million to $1.5 billion for the three months ended March 31, 2025 compared to the same period in 2024. The provision for credit losses for the three months ended March 31, 2025 was primarily driven by credit card loans.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $13.7 billion during the three months ended March 31, 2025 driven by commercial, which increased $10.6 billion due to broad-based growth, and consumer driven by a $7.0 billion increase in residential mortgage primarily due to a loan portfolio acquisition, partially offset by a $3.8 billion seasonal decline in credit card.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the table below.

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended March 31, 2025
Allowance for loan and lease losses, January 1	$293	$8,277	$4,670	$13,240
Loans and leases charged off	(6)	(1,349)	(378)	(1,733)
Recoveries of loans and leases previously charged off	18	218	45	281
Net charge-offs	12	(1,131)	(333)	(1,452)
Provision for loan and lease losses	32	1,067	367	1,466
Other	3	(1)	—	2
Allowance for loan and lease losses, March 31	340	8,212	4,704	13,256
Reserve for unfunded lending commitments, January 1	57	—	1,039	1,096
Provision for unfunded lending commitments	—	—	14	14
Reserve for unfunded lending commitments, March 31	57	—	1,053	1,110
Allowance for credit losses, March 31	$397	$8,212	$5,757	$14,366

	Three Months Ended March 31, 2024
Allowance for loan and lease losses, January 1	$386	$8,134	$4,822	$13,342
Loans and leases charged off	(11)	(1,225)	(502)	(1,738)
Recoveries of loans and leases previously charged off	21	187	32	240
Net charge-offs	10	(1,038)	(470)	(1,498)
Provision for loan and lease losses	(42)	1,026	386	1,370
Other	1	(1)	(1)	(1)
Allowance for loan and lease losses, March 31	355	8,121	4,737	13,213
Reserve for unfunded lending commitments, January 1	82	—	1,127	1,209
Provision for unfunded lending commitments	(25)	—	(26)	(51)
Reserve for unfunded lending commitments, March 31	57	—	1,101	1,158
Allowance for credit losses, March 31	$412	$8,121	$5,838	$14,371

Bank of America 70

NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For more information on the Corporation’s use of VIEs, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at March 31, 2025 and December 31, 2024 in situations where the Corporation has a loan or security interest and involvement with transferred assets or if the Corporation otherwise has an additional interest in the VIE. The tables also present the Corporation’s maximum loss exposure at March 31, 2025 and December 31, 2024 resulting from its involvement with consolidated VIEs and unconsolidated VIEs. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three months ended March 31, 2025 or the year ended December 31, 2024 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $1.1 billion and $1.0 billion at March 31, 2025 and December 31, 2024.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2025 and 2024.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency		Commercial Mortgage
	Three Months Ended March 31
(Dollars in millions)	2025	2024	2025	2024
Proceeds from loan sales (1)	$1,095	$1,209	$5,490	$1,309
Gains (losses) on securitizations (2)	(2)	—	46	19
Repurchases from securitization trusts (3)	21	8	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $6 million and $5 million, net of hedges, during the three months ended March 31, 2025 and 2024, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $82.7 billion and $90.5 billion at March 31, 2025 and 2024. Servicing fee and ancillary fee income on serviced loans was $55 million and $62 million during the three months ended March 31, 2025 and 2024. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $973 million and $1.0 billion at March 31, 2025 and December 31, 2024. For more information on MSRs, see Note 14 – Fair Value Measurements.

71 Bank of America

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
Mortgage and Home Equity Securitizations
During the three months ended March 31, 2025 and 2024, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $127 million and $793 million.
The table below summarizes select information related to mortgage and home equity securitization trusts in which the Corporation held a variable interest and had continuing involvement at March 31, 2025 and December 31, 2024.

Mortgage and Home Equity Securitizations

	Residential Mortgage
			Non-agency
	Agency		Prime and Alt-A		Subprime		Home Equity (1)		Commercial Mortgage
(Dollars in millions)	March 31 2025	December 31 2024	March 31 2025	December 31 2024	March 31 2025	December 31 2024	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Unconsolidated VIEs
Maximum loss exposure (2)	$7,319	$7,353	$83	$84	$259	$301	$—	$—	$1,771	$1,640
On-balance sheet assets
Senior securities:
Trading account assets	$205	$126	$9	$10	$5	$12	$—	$—	$454	$328
Debt securities carried at fair value	2,202	2,222	—	—	414	416	—	—	—	—
Held-to-maturity securities	4,912	5,005	—	—	—	—	—	—	1,142	1,172
All other assets	—	—	3	3	15	23	—	—	31	41
Total retained positions	$7,319	$7,353	$12	$13	$434	$451	$—	$—	$1,627	$1,541
Principal balance outstanding (3)	$68,134	$69,018	$12,205	$12,590	$3,863	$4,180	$—	$187	$93,548	$90,222

Consolidated VIEs
Maximum loss exposure (2)	$793	$1,132	$—	$—	$13	$—	$10	$10	$—	$—
On-balance sheet assets
Trading account assets	$793	$1,132	$—	$—	$255	$—	$—	$—	$—	$—
Loans and leases	—	—	—	—	—	—	20	22	—	—
Allowance for loan and lease losses	—	—	—	—	—	—	6	6	—	—
All other assets	—	—	—	—	—	—	1	1	—	—
Total assets	$793	$1,132	$—	$—	$255	$—	$27	$29	$—	$—
Total liabilities	$—	$—	$—	$—	$242	$—	$17	$19	$—	$—
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
Other Asset-backed Securitizations
The following paragraphs summarize select information related to other asset-backed VIEs in which the Corporation had a variable interest at March 31, 2025 and December 31, 2024.
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

At March 31, 2025 and December 31, 2024, the carrying values of the receivables in the trusts totaled $17.0 billion and $18.1 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $7.6 billion and $8.0 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $11.4 billion and $2.8 billion of securities during the three months ended March 31, 2025 and 2024. Securities transferred into resecuritization VIEs were

Bank of America 72

measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three months ended March 31, 2025 and 2024, resecuritization proceeds included securities with an initial fair value of $2.0 billion and $88 million, of which substantially all of the securities were classified as trading account assets for both periods. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $1.2 billion and $1.1 billion at March 31, 2025 and December 31, 2024, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.8 billion at both March 31, 2025 and December 31, 2024. The weighted-average remaining life of bonds held in the trusts at March 31, 2025 was 10.7 years. There were no significant write-downs or downgrades of assets or issuers during the three months ended March 31, 2025 and 2024.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $65 million at both March 31, 2025 and December 31, 2024.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At March 31, 2025 and December 31, 2024, the Corporation’s consolidated investment VIEs had total assets of $5 million and $6 million. The Corporation also held investments in unconsolidated VIEs with total assets of $23.2 billion and $23.0 billion at March 31, 2025 and December 31, 2024. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.5 billion at both March 31, 2025 and December 31, 2024 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.0 billion at both March 31, 2025 and December 31, 2024. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
The following table summarizes the maximum loss exposure and assets held by the Corporation that related to other asset-backed VIEs at March 31, 2025 and December 31, 2024.

73 Bank of America

Other Asset-backed VIEs

	Credit Card and Automobile (1)		Resecuritization Trusts and Customer VIEs		Municipal Bond Trusts and CDOs		Investment VIEs and Leveraged Lease Trusts
(Dollars in millions)	March 31 2025	December 31 2024	March 31 2025	December 31 2024	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Unconsolidated VIEs
Maximum loss exposure	$—	$—	$4,182	$5,300	$1,860	$1,839	$2,535	$2,454
On-balance sheet assets
Securities (2):
Trading account assets	$—	$—	$3,233	$1,641	$16	$16	$224	$354
Debt securities carried at fair value	—	—	801	809	—	—	—	—
Held-to-maturity securities	—	—	1,926	1,983	—	—	—	—
Loans and leases	—	—	—	—	—	—	71	70
Allowance for loan and lease losses	—	—	—	—	—	—	(2)	(2)
All other assets	—	—	949	868	5	6	1,724	1,522
Total retained positions	$—	$—	$6,909	$5,301	$21	$22	$2,017	$1,944
Total assets of VIEs	$—	$—	$32,552	$24,216	$6,538	$6,474	$23,220	$22,965

Consolidated VIEs
Maximum loss exposure	$8,603	$9,385	$460	$583	$4,502	$3,519	$1,025	$1,012
On-balance sheet assets
Trading account assets	$—	$—	$879	$1,002	$4,131	$3,436	$4	$5
Debt securities carried at fair value	—	—	—	—	371	83	—	—
Loans and leases	17,000	18,110	—	—	—	—	1,025	1,012
Allowance for loan and lease losses	(916)	(924)	—	—	—	—	(1)	(1)
All other assets	188	195	47	39	—	—	1	1
Total assets	$16,272	$17,381	$926	$1,041	$4,502	$3,519	$1,029	$1,017
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$4,289	$3,329	$—	$—
Long-term debt	7,648	7,975	457	458	—	—	4	5
All other liabilities	21	21	9	—	—	—	—	—
Total liabilities	$7,669	$7,996	$466	$458	$4,289	$3,329	$4	$5
(1)At March 31, 2025 and December 31, 2024 loans and leases in the consolidated credit card trust included $3.7 billion and $4.5 billion of seller’s interest.
(2)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).
Tax Credit VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax credit VIEs were $85.0 billion and $85.7 billion as of March 31, 2025 and December 31, 2024. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments. Tax credits from investments in affordable housing are recognized ratably over a term of up to 10 years, and tax credits from renewable energy investments are recognized either at inception for transactions electing Investment Tax Credits (ITCs) or as energy is produced for transactions electing Production Tax Credits (PTCs), which is generally up to a 10-year time period. The volume and types of investments held by the Corporation will influence the amount of tax credits recognized each period.
The Corporation’s equity investments in affordable housing and other projects totaled $16.4 billion and $16.7 billion at March 31, 2025 and December 31, 2024, which included unfunded capital contributions of $7.1 billion and $7.5 billion that are probable to be paid over the next five years. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant. During the three months ended March 31, 2025 and 2024, the Corporation recognized tax credits and other tax benefits related to affordable housing equity investments of $570 million and $576 million and reported pretax losses in other income of $426 million and $412 million. The Corporation’s equity investments in renewable energy totaled $12.6 billion and $13.0 billion at March 31, 2025 and December 31, 2024. In addition, the Corporation had unfunded capital contributions for renewable energy investments of $4.5 billion and $4.6 billion at March 31, 2025 and December 31, 2024, which are contingent on various conditions precedent to funding over the next two years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. During the three months ended March 31, 2025 and 2024, the Corporation recognized tax credits and other tax benefits related to renewable energy equity investments of $757 million and $1.0 billion and reported pretax losses in other income of $579 million and $664 million. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities.
The table below summarizes select information related to unconsolidated tax credit VIEs in which the Corporation held a variable interest at March 31, 2025 and December 31, 2024.

Unconsolidated Tax Credit VIEs

(Dollars in millions)	March 31 2025	December 31 2024
Maximum loss exposure	$28,982	$29,727
On-balance sheet assets
All other assets	28,982	29,727
Total	$28,982	$29,727
On-balance sheet liabilities
All other liabilities	7,231	7,599
Total	$7,231	$7,599
Total assets of VIEs	$84,977	$85,654

Bank of America 74

NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at March 31, 2025 and December 31, 2024. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

(Dollars in millions)	March 31 2025	December 31 2024
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total goodwill	$69,021	$69,021
Intangible Assets
At March 31, 2025 and December 31, 2024, the net carrying value of intangible assets was $1.9 billion and $2.0 billion. At both March 31, 2025 and December 31, 2024, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $20 million for both the three months ended March 31, 2025 and 2024.
NOTE 8 Leases
The Corporation enters into both lessor and lessee arrangements. For more information on lease accounting, see Note 1 – Summary of Significant Accounting Principles and Note 8 – Leases to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. For more information on lease financing receivables, see Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses.

Lessor Arrangements
The Corporation’s lessor arrangements primarily consist of operating, sales-type and direct financing leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.
The table below presents the net investment in sales-type and direct financing leases at March 31, 2025 and December 31, 2024.

Net Investment (1)

(Dollars in millions)	March 31 2025	December 31 2024
Lease receivables	$18,875	$18,559
Unguaranteed residuals	2,491	2,543
Total net investment in sales-type and direct financing leases	$21,366	$21,102
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $8.3 billion and $8.0 billion at March 31, 2025 and December 31, 2024.
The table below presents lease income for the three months ended March 31, 2025 and 2024.

Lease Income
	Three Months Ended March 31
(Dollars in millions)	2025	2024
Sales-type and direct financing leases	$302	$250
Operating leases	253	227
Total lease income	$555	$477
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at March 31, 2025 and December 31, 2024.

Lessee Arrangements
(Dollars in millions)	March 31 2025	December 31 2024
Right-of-use assets	$8,583	$8,527
Lease liabilities	9,196	9,135

75 Bank of America

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
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance
Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at March 31, 2025 and December 31, 2024. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	March 31, 2025
Securities borrowed or purchased under agreements to resell (3)	$819,520	$(491,155)	$328,365	$(297,576)	$30,789
Securities loaned or sold under agreements to repurchase	$867,225	$(491,155)	$376,070	$(356,133)	$19,937
Other (4)	7,591	—	7,591	(7,591)	—
Total	$874,816	$(491,155)	$383,661	$(363,724)	$19,937

	December 31, 2024
Securities borrowed or purchased under agreements to resell (3)	$758,071	$(483,362)	$274,709	$(250,040)	$24,669
Securities loaned or sold under agreements to repurchase	$815,120	$(483,362)	$331,758	$(317,974)	$13,784
Other (4)	10,531	—	10,531	(10,531)	—
Total	$825,651	$(483,362)	$342,289	$(328,505)	$13,784
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
(3)Excludes repurchase activity of $11.6 billion and $12.3 billion reported in loans and leases on the Consolidated Balance Sheet for March 31, 2025 and December 31, 2024.
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
Repurchase Agreements and Securities Loaned Transactions Accounted for as Secured Borrowings
The following tables present securities sold under agreements to repurchase and securities loaned by remaining contractual term to maturity and class of collateral pledged. Included in “Other” are transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. Certain agreements contain a right to substitute collateral and/or terminate the agreement prior to maturity at the option of the Corporation or the counterparty. Such agreements are included in the table below based on the remaining contractual term to maturity. For more information on collateral requirements, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	March 31, 2025
Securities sold under agreements to repurchase	$315,752	$266,867	$77,909	$95,209	$755,737
Securities loaned	99,634	765	1,516	9,572	111,487
Other	7,592	—	—	—	7,592
Total	$422,978	$267,632	$79,425	$104,781	$874,816

	December 31, 2024
Securities sold under agreements to repurchase	$305,577	$252,526	$87,978	$70,148	$716,229
Securities loaned	88,256	364	842	9,429	98,891
Other	10,531	—	—	—	10,531
Total	$404,364	$252,890	$88,820	$79,577	$825,651
(1)No agreements have maturities greater than four years.

Bank of America 76

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	March 31, 2025
U.S. government and agency securities	$417,800	$231	$50	$418,081
Corporate securities, trading loans and other	32,754	1,712	9	34,475
Equity securities	30,808	109,536	7,533	147,877
Non-U.S. sovereign debt	268,090	8	—	268,098
Mortgage trading loans and ABS	6,285	—	—	6,285
Total	$755,737	$111,487	$7,592	$874,816

	December 31, 2024
U.S. government and agency securities	$416,241	$130	$10	$416,381
Corporate securities, trading loans and other	29,483	1,517	3	31,003
Equity securities	30,106	97,240	10,518	137,864
Non-U.S. sovereign debt	232,521	4	—	232,525
Mortgage trading loans and ABS	7,878	—	—	7,878
Total	$716,229	$98,891	$10,531	$825,651
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At March 31, 2025 and December 31, 2024, the fair value of this collateral was $1.0 trillion and $925.7 billion, of which $945.7 billion and $882.2 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell. For more information on collateral, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
Restricted Cash
At March 31, 2025 and December 31, 2024, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $5.9 billion and $6.1 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
NOTE 10 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. For more information on commitments and contingencies, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.4 billion at March 31, 2025 and December 31, 2024. The carrying value of the Corporation’s credit extension commitments at both March 31, 2025 and December 31, 2024, excluding commitments accounted for under the fair value option, was $1.1 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $2.0 billion and $2.2 billion at March 31, 2025 and December 31, 2024 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $64 million and $144 million at March 31, 2025 and December 31, 2024, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

77 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	March 31, 2025
Notional amount of credit extension commitments
Loan commitments (1)	$133,157	$212,462	$200,348	$19,264	$565,231
Home equity lines of credit	3,756	10,510	8,833	21,094	44,193
Standby letters of credit and financial guarantees (2)	23,102	9,466	3,293	353	36,214
Letters of credit	702	36	11	21	770
Other commitments (3)	6	91	71	1,012	1,180
Legally binding commitments	160,723	232,565	212,556	41,744	647,588
Credit card lines (4)	464,699	—	—	—	464,699
Total credit extension commitments	$625,422	$232,565	$212,556	$41,744	$1,112,287

	December 31, 2024
Notional amount of credit extension commitments
Loan commitments (1)	$123,520	$227,539	$191,469	$19,011	$561,539
Home equity lines of credit	3,518	10,570	8,920	21,272	44,280
Standby letters of credit and financial guarantees (2)	25,080	8,006	2,589	370	36,045
Letters of credit	781	142	8	19	950
Other commitments (3)	5	52	88	1,028	1,173
Legally binding commitments	152,904	246,309	203,074	41,700	643,987
Credit card lines (4)	456,185	—	—	—	456,185
Total credit extension commitments	$609,089	$246,309	$203,074	$41,700	$1,100,172
(1)     At both March 31, 2025 and December 31, 2024, $4.4 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.1 billion and $10.1 billion at March 31, 2025, and $25.0 billion and $10.1 billion at December 31, 2024. Amounts in the table include consumer SBLCs of $1.1 billion and $1.0 billion at March 31, 2025 and December 31, 2024.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At March 31, 2025 and December 31, 2024, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $704 million and $242 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $877 million and $768 million, which upon settlement will be included in trading account assets.
At March 31, 2025 and December 31, 2024, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $169.8 billion and $109.8 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $124.7 billion and $87.1 billion. A significant portion of these commitments will expire within the next 12 months.
At both March 31, 2025 and December 31, 2024, the Corporation had a commitment to originate or purchase up to $4.0 billion, on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At March 31, 2025 and December 31, 2024, the Corporation had unfunded equity investment commitments of $396 million and $787 million.
As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. At both March 31, 2025 and December 31, 2024, the Corporation had paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.

Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At March 31, 2025 and December 31, 2024, the notional amount of these guarantees totaled $3.1 billion and $3.3 billion. At March 31, 2025 and December 31, 2024, the Corporation’s maximum exposure related to these guarantees totaled $474 million and $506 million, with estimated maturity dates between 2034 and 2037.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $188 billion, is an estimate of the Corporation’s maximum potential exposure as of March 31, 2025. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses, and the losses incurred related to the merchant processing activity were not significant.

Bank of America 78

Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $184 million at both March 31, 2025 and December 31, 2024 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. At March 31, 2025, the estimated range of possible loss in excess of the accrued representations and warranties reserve was not significant. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $207.1 billion and $191.9 billion at March 31, 2025 and December 31, 2024.

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
Other Contingencies
In 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to impose a special assessment to recover certain estimated losses to the Deposit Insurance Fund (DIF) arising from the closures of Silicon Valley Bank and Signature Bank. The estimated losses will be recovered through quarterly special assessments collected from certain insured depository institutions, including the Corporation, and collection began during the three months ended June 30, 2024. At March 31, 2025 and December 31, 2024, the Corporation’s accrual for its estimated share of the FDIC special assessment was $1.4 billion and $1.7 billion. The Corporation continues to monitor the FDIC’s estimated loss to the DIF, which could affect the amount of its accrued liability.
Litigation and Regulatory Matters
The following disclosures supplement the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K (the prior commitments and contingencies disclosure).
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below and in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $156 million and $97 million was recognized for the three months ended March 31, 2025 and 2024.

79 Bank of America

For any matter disclosed in this Note and in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability), the Corporation’s estimated range of possible loss is $0 to $0.8 billion in excess of the accrued liability, if any, as of March 31, 2025.
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
CFPB Lawsuit Related to Processing Electronic Payments
On March 4, 2025, the CFPB dismissed the lawsuit with prejudice.
Deposit Insurance Assessment
On March 31, 2025, the U.S. District Court for the District of Columbia (District Court) granted the FDIC’s motion for summary judgment in the amount of $540 million plus interest, related to assessments to the DIF for the period from the second quarter of 2013 to the fourth quarter of 2014, which has been fully accrued by the Corporation. At the same time, the District Court granted BANA’s motion for summary judgment, finding that the FDIC is not entitled to recover with respect to assessments to the DIF totaling $583 million for the period from the first quarter of 2012 to the first quarter of 2013. The District Court denied the other claims and counterclaims in the case. Both parties have the right to appeal.

NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
April 23, 2025	June 6, 2025	June 27, 2025	$0.26
January 29, 2025	March 7, 2025	March 28, 2025	0.26
(1) In 2025, and through April 30, 2025.
During the three months ended March 31, 2025, the Corporation repurchased and retired approximately 103 million shares of common stock, which reduced shareholders’ equity by $4.5 billion.
During the three months ended March 31, 2025, in connection with employee stock plans, the Corporation issued 83 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 32 million shares of common stock. At March 31, 2025, the Corporation had reserved 472 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On April 23, 2025, the Board of Directors declared a quarterly common stock dividend of $0.26 per share.
Preferred Stock
During the three months ended March 31, 2025, the Corporation declared $397 million of cash dividends on preferred stock. During the three months ended March 31, 2025, the Corporation fully redeemed Series MM for $769 million and Series AA for $1.9 billion.
On April 29, 2025, the Corporation issued 120,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series OO for $3.0 billion, with quarterly dividends commencing in August 2025. The Series OO preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends.
For more information on the Corporation’s preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

Bank of America 80

NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the three months ended March 31, 2025 and 2024.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2023	$(2,410)	$(1,567)	$(8,016)	$(4,748)	$(1,047)	$(17,788)
Net change	332	(188)	(416)	23	(20)	(269)
Balance, March 31, 2024	$(2,078)	$(1,755)	$(8,432)	$(4,725)	$(1,067)	$(18,057)

Balance, December 31, 2024	$(2,252)	$(1,694)	$(5,588)	$(4,617)	$(1,134)	$(15,285)
Net change	366	297	1,313	27	11	2,014
Balance, March 31, 2025	$(1,886)	$(1,397)	$(4,275)	$(4,590)	$(1,123)	$(13,271)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the three months ended March 31, 2025 and 2024.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Three Months Ended March 31
(Dollars in millions)	2025			2024
Debt securities:
Net increase (decrease) in fair value	$481	$(117)	$364	$457	$(117)	$340
Net realized (gains) losses reclassified into earnings (1)	2	—	2	(10)	2	(8)
Net change	483	(117)	366	447	(115)	332
Debit valuation adjustments:
Net increase (decrease) in fair value	393	(96)	297	(257)	64	(193)
Net realized (gains) losses reclassified into earnings (1)	—	—	—	7	(2)	5
Net change	393	(96)	297	(250)	62	(188)
Derivatives:
Net increase (decrease) in fair value	1,361	(340)	1,021	(1,065)	268	(797)
Reclassifications into earnings:
Net interest income	397	(100)	297	458	(115)	343
Market making and similar activities	—	—	—	59	(14)	45
Compensation and benefits expense	(7)	2	(5)	(9)	2	(7)
Net realized (gains) losses reclassified into earnings	390	(98)	292	508	(127)	381
Net change	1,751	(438)	1,313	(557)	141	(416)
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	35	(8)	27	30	(7)	23
Net change	35	(8)	27	30	(7)	23
Foreign currency:
Net increase (decrease) in fair value	(216)	227	11	166	(186)	(20)
Net change	(216)	227	11	166	(186)	(20)
Total other comprehensive income (loss)	$2,446	$(432)	$2,014	$(164)	$(105)	$(269)
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

81 Bank of America

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three months ended March 31, 2025 and 2024 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

	Three Months Ended March 31
(In millions, except per share information)	2025	2024
Earnings per common share
Net income	$7,396	$6,674
Preferred stock dividends	(406)	(532)
Net income applicable to common shareholders	$6,990	$6,142
Average common shares issued and outstanding	7,677.9	7,968.2
Earnings per common share	$0.91	$0.77

Diluted earnings per common share
Net income applicable to common shareholders	$6,990	$6,142
Average common shares issued and outstanding	7,677.9	7,968.2
Dilutive potential common shares (1)	92.9	63.2
Total average diluted common shares issued and outstanding	7,770.8	8,031.4
Diluted earnings per common share	$0.90	$0.76
(1) Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.
For both the three months ended March 31, 2025 and 2024, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the three months ended March 31, 2025, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
For more information regarding the fair value hierarchy, how the Corporation measures fair value and valuation techniques, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 15 – Fair Value Option.

Bank of America 82

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at March 31, 2025 and December 31, 2024, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	March 31, 2025
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$974	$499	$—	$—	$1,473
Federal funds sold and securities borrowed or purchased under agreements to resell	—	552,851	—	(371,619)	181,232
Trading account assets:
U.S. Treasury and government agencies	62,918	41	—	—	62,959
Corporate securities, trading loans and other	—	55,450	1,913	—	57,363
Equity securities	75,882	33,914	335	—	110,131
Non-U.S. sovereign debt	12,085	43,605	242	—	55,932
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	44,211	4	—	44,215
Mortgage trading loans, ABS and other MBS	—	8,031	983	—	9,014
Total trading account assets (2)	150,885	185,252	3,477	—	339,614
Derivative assets	16,703	253,215	3,467	(237,179)	36,206
AFS debt securities:
U.S. Treasury and government agencies	258,922	923	—	—	259,845
Mortgage-backed securities:
Agency	—	30,568	—	—	30,568
Agency-collateralized mortgage obligations	—	20,533	—	—	20,533
Non-agency residential	—	275	7	—	282
Commercial	—	29,186	464	—	29,650
Non-U.S. securities	12	23,551	401	—	23,964
Other taxable securities	—	2,859	138	—	2,997
Tax-exempt securities	—	8,410	—	—	8,410
Total AFS debt securities	258,934	116,305	1,010	—	376,249
Other debt securities carried at fair value:
U.S. Treasury and government agencies	3,488	—	—	—	3,488
Non-agency residential MBS	—	198	51	—	249
Non-U.S. and other securities	870	7,703	—	—	8,573
Total other debt securities carried at fair value	4,358	7,901	51	—	12,310
Loans and leases	—	5,261	125	—	5,386
Loans held-for-sale	—	2,549	123	—	2,672
Other assets (3)	5,468	2,525	1,959	—	9,952
Total assets (4)	$437,322	$1,126,358	$10,212	$(608,798)	$965,094
Liabilities
Interest-bearing deposits in U.S. offices	$—	$403	$—	$—	$403
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	594,353	—	(371,619)	222,734
Trading account liabilities:
U.S. Treasury and government agencies	10,585	167	—	—	10,752
Equity securities	52,700	4,416	5	—	57,121
Non-U.S. sovereign debt	10,524	13,578	—	—	24,102
Corporate securities and other	—	13,341	148	—	13,489
Mortgage trading loans and ABS	—	6	—	—	6
Total trading account liabilities	73,809	31,508	153	—	105,470
Derivative liabilities	16,490	252,394	4,997	(238,516)	35,365
Short-term borrowings	—	6,534	—	—	6,534
Accrued expenses and other liabilities	6,633	2,334	94	—	9,061
Long-term debt	—	54,102	443	—	54,545
Total liabilities (4)	$96,932	$941,628	$5,687	$(610,135)	$434,112
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $11.3 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $171 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs, which are classified as Level 3 assets, of $923 million.
(4)Total recurring Level 3 assets were 0.30 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.19 percent of total consolidated liabilities.

83 Bank of America

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

Bank of America 84

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025 and 2024, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended March 31, 2025
Trading account assets:
Corporate securities, trading loans and other	$1,814	$122	$1	$514	$(346)	$8	$(304)	$203	$(99)	$1,913	$35
Equity securities	374	9	—	56	(13)	—	(105)	45	(31)	335	1
Non-U.S. sovereign debt	344	49	15	16	—	—	(171)	—	(11)	242	49
Mortgage trading loans, MBS and ABS	978	3	—	87	(96)	—	(17)	93	(61)	987	17
Total trading account assets	3,510	183	16	673	(455)	8	(597)	341	(202)	3,477	102
Net derivative assets (liabilities) (4)	(1,961)	850	—	246	(377)	—	(43)	(254)	9	(1,530)	776
AFS debt securities:
Non-agency residential MBS	247	—	—	—	—	—	—	—	(240)	7	—
Commercial MBS	328	(2)	3	225	—	—	(90)	—	—	464	(2)
Non-U.S. and other taxable securities	36	—	(1)	506	—	—	(2)	—	—	539	—
Total AFS debt securities	611	(2)	2	731	—	—	(92)	—	(240)	1,010	(2)
Other debt securities carried at fair value – Non-agency residential MBS	149	2	—	—	—	—	(1)	—	(99)	51	(1)
Loans and leases (5)	82	1	—	—	—	—	(2)	44	—	125	1
Loans held-for-sale (5)	132	13	2	—	(14)	—	(10)	—	—	123	5
Other assets (6,7)	1,969	(18)	8	32	—	37	(69)	—	—	1,959	(35)
Trading account liabilities – Equity securities	(10)	3	—	3	—	—	—	(3)	2	(5)	3
Trading account liabilities – Corporate securities and other	(110)	(33)	—	(1)	(4)	—	10	(11)	1	(148)	(40)
Accrued expenses and other liabilities (5)	(89)	(7)	—	2	—	—	—	—	—	(94)	(7)
Long-term debt (5)	(553)	(23)	10	—	—	—	123	—	—	(443)	(23)

Three Months Ended March 31, 2024
Trading account assets:
Corporate securities, trading loans and other	$1,689	$7	$(1)	$106	$(57)	$3	$(324)	$198	$(39)	$1,582	$(21)
Equity securities	187	4	—	38	(22)	—	(3)	11	(1)	214	(2)
Non-U.S. sovereign debt	396	14	(9)	11	(1)	—	(17)	—	—	394	14
Mortgage trading loans, MBS and ABS	1,217	—	—	136	(284)	—	(27)	72	(56)	1,058	(24)
Total trading account assets	3,489	25	(10)	291	(364)	3	(371)	281	(96)	3,248	(33)
Net derivative assets (liabilities) (4)	(2,494)	29	—	185	(336)	—	(248)	(141)	337	(2,668)	(6)
AFS debt securities:
Non-agency residential MBS	273	8	47	—	—	—	(139)	62	—	251	8
Non-U.S. and other taxable securities	103	1	—	—	—	—	(12)	—	(1)	91	—
Total AFS debt securities	376	9	47	—	—	—	(151)	62	(1)	342	8
Other debt securities carried at fair value – Non-agency residential MBS	69	5	—	—	—	—	(20)	17	—	71	5
Loans and leases (5,6)	93	—	—	—	—	1	(4)	—	—	90	—
Loans held-for-sale (5)	164	(2)	(1)	—	—	—	(12)	—	—	149	(3)
Other assets (6,7)	1,657	55	(11)	2	—	46	(82)	1	—	1,668	34
Trading account liabilities – Equity securities	(12)	—	—	—	(4)	—	—	(14)	2	(28)	—
Trading account liabilities – Corporate securities and other	(39)	(3)	—	(2)	—	(1)	8	(6)	—	(43)	(3)
Short-term borrowings (5)	(10)	(1)	—	—	—	—	2	—	—	(9)	(1)
Accrued expenses and other liabilities (5)	(21)	2	—	—	—	—	—	—	—	(19)	2
Long-term debt (5)	(614)	13	(15)	—	—	—	6	(1)	—	(611)	13
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains of $25 million and $11 million related to financial instruments still held at March 31, 2025 and 2024.
(4)Net derivative assets (liabilities) include derivative assets of $3.5 billion and $3.8 billion and derivative liabilities of $5.0 billion and $6.5 billion at March 31, 2025 and 2024.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

85 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at March 31, 2025 and December 31, 2024.

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2025

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$427	Discounted cash flow, Market comparables	Yield	0% to 20%	9%
Trading account assets – Mortgage trading loans, MBS and ABS	154		Prepayment speed	0% to 42% CPR	8% CPR
Loans and leases	77		Default rate	0% to 6% CDR	6% CDR
AFS debt securities – other taxable securities	138		Price	$0 to $115	$85
AFS debt securities – Non-agency residential	7		Loss severity	0% to 77%	28%
Other debt securities carried at fair value – Non-agency residential	51
Instruments backed by commercial real estate assets	$677	Discounted cash flow	Yield	0% to 5%	3%
Trading account assets – Corporate securities, trading loans and other	169		Price	$0 to $103	$87
Trading account assets – Mortgage trading loans, MBS and ABS	44
AFS debt securities – Commercial	464
Commercial loans, debt securities and other	$3,347	Discounted cash flow, Market comparables	Yield	3% to 40%	13%
Trading account assets – Corporate securities, trading loans and other	1,744		Prepayment speed	20%	n/a
Trading account assets – Non-U.S. sovereign debt	242		Default rate	2%	n/a
Trading account assets – Mortgage trading loans, MBS and ABS	789		Loss severity	30%	n/a
AFS debt securities – Non-U.S. securities	401		Price	$0 to $145	$73
Loans and leases	48
Loans held-for-sale	123
Other assets, primarily auction rate securities	$1,036	Discounted cash flow, Market comparables	Price	$10 to $95	$85
			Discount rate	8% to 11%	9%

MSRs	$923	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 13 years	6 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(443)	Discounted cash flow, Market comparables	Yield	20% to 24%	22%
			Price	$31 to $100	$89
			Natural gas forward price	$2/MMBtu to $7/MMBtu	$3 /MMBtu

Net derivative assets (liabilities)
Credit derivatives	$13	Market comparables, Discounted cash flow, Stochastic recovery correlation model	Credit spreads	3 to 100 bps	50 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	32% to 66%	51%
			Price	$0 to $99	$92
Equity derivatives	$(658)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	58%
			Long-dated equity volatilities	0% to 91%	36%
Commodity derivatives	$(799)	Discounted cash flow	Natural gas forward price	$2/MMBtu to $7/MMBtu	$3/MMBtu
			Power forward price	$25 to $118	$51
Interest rate derivatives	$(86)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	48%
			Correlation (FX/IR)	(5)% to 58%	34%
			Long-dated inflation rates	(1)% to 25%	3%
			Long-dated inflation volatilities	0% to 5%	4%
			Interest rate volatilities	0% to 1%	0%
Total net derivative assets (liabilities)	$(1,530)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 83: Trading account assets – Corporate securities, trading loans and other of $1.9 billion, Trading account assets – Non-U.S. sovereign debt of $242 million, Trading account assets – Mortgage trading loans, MBS and ABS of $987 million, AFS debt securities of $1.0 billion, Other debt securities carried at fair value - Non-agency residential of $51 million, Other assets, including MSRs, of $2.0 billion, Loans and leases of $125 million and LHFS of $123 million.
(3)Includes models such as Monte Carlo simulation and Black-Scholes.
(4)Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
(5)The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

Bank of America 86

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2024

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$636	Discounted cash flow, Market comparables	Yield	0% to 20%	9%
Trading account assets – Mortgage trading loans, MBS and ABS	163		Prepayment speed	0% to 43% CPR	8% CPR
Loans and leases	77		Default rate	0% to 6% CDR	6% CDR
AFS debt securities - Non-agency residential	247		Price	$0 to $115	$74
Other debt securities carried at fair value - Non-agency residential	149		Loss severity	0% to 76%	24%
Instruments backed by commercial real estate assets	$555	Discounted cash flow	Yield	1%	n/a
Trading account assets – Corporate securities, trading loans and other	185		Price	$0 to $103	$84
Trading account assets – Mortgage trading loans, MBS and ABS	42
AFS debt securities – Commercial	328
Commercial loans, debt securities and other	$2,919	Discounted cash flow, Market comparables	Yield	4% to 37%	17%
Trading account assets – Corporate securities, trading loans and other	1,629		Prepayment speed	20%	n/a
Trading account assets – Non-U.S. sovereign debt	344		Default rate	2%	n/a
Trading account assets – Mortgage trading loans, MBS and ABS	773		Loss severity	30%	n/a
AFS debt securities – Non-U.S. and other taxable securities	36		Price	$0 to $135	$69
Loans and leases	5
Loans held-for-sale	132
Other assets, primarily auction rate securities	$997	Discounted cash flow, Market comparables	Price	$10 to $95	$86
			Discount rate	8% to 11%	9%

MSRs	$972	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 13 years	6 years
			Weighted-average life, variable rate (5)	0 to 12 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(553)	Discounted cash flow, Market comparables	Yield	18% to 22%	21%
			Price	$32 to $100	$91
			Natural gas forward price	$2/MMBtu to $7/MMBtu	$4/MMBtu

Net derivative assets (liabilities)
Credit derivatives	$(6)	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	3 to 298 bps	63 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	29% to 63%	49%
			Price	$0 to $99	$94
Equity derivatives	$(869)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	59%
			Long-dated equity volatilities	1% to 87%	33%
Commodity derivatives	$(740)	Discounted cash flow	Natural gas forward price	$2/MMBtu to $7/MMBtu	$4/MMBtu
			Power forward price	$22 to $104	$48

Interest rate derivatives	$(346)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	50%
			Correlation (FX/IR)	(25)% to 58%	27%
			Long-dated inflation rates	G(1)% to 21%	3%
			Long-dated inflation volatilities	0% to 5%	3%
			Interest rates volatilities	(1)% to 1%	0%
Total net derivative assets (liabilities)	$(1,961)
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
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable
Uncertainty of Fair Value Measurements from Unobservable Inputs
For information on the types of instruments, valuation approaches and the impact of changes in unobservable inputs used in Level 3 measurements, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

87 Bank of America

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2025 and 2024.

Assets Measured at Fair Value on a Nonrecurring Basis

	March 31, 2025		Three Months Ended March 31, 2025
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$85	$229	$55
Loans and leases (1)	—	28	(6)
Foreclosed properties (2, 3)	—	43	—
Other assets (4)	1	60	(3)

	March 31, 2024		Three Months Ended March 31, 2024
Assets
Loans held-for-sale	$35	$2,687	$(56)
Loans and leases (1)	—	45	(10)
Foreclosed properties (2, 3)	—	44	(4)
Other assets (4)	—	10	(13)
(1)Includes $2 million and $3 million of losses on loans that were written down to a collateral value of zero during the three months ended March 31, 2025 and 2024.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $15 million and $28 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at March 31, 2025 and 2024.
(4)Represents the fair value of certain impaired renewable energy investments.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the three months ended March 31, 2025 and the year ended December 31, 2024.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Three Months Ended March 31, 2025
Loans held-for-sale	$229	Pricing model	Implied yield	9% to 16%	n/a
Loans and leases (2)	28	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	60	Discounted cash flow	Discount rate	7%	n/a
	Year Ended December 31, 2024
Loans held-for-sale	$2,652	Pricing model	Implied yield	9% to 28%	n/a
Loans and leases (2)	119	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	236	Discounted cash flow	Discount rate	7%	n/a
(1)The weighted average is calculated based upon the fair value of the loans.
(2)Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.
(3)Represents the fair value of certain impaired renewable energy investments.
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at March 31, 2025 and December 31, 2024, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2025 and 2024.

Bank of America 88

Fair Value Option Elections

	March 31, 2025			December 31, 2024
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$181,232	$181,184	$48	$144,501	$144,449	$52
Loans reported as trading account assets (1)	11,771	24,984	(13,213)	11,615	24,461	(12,846)
Trading inventory – other	17,078	n/a	n/a	15,369	n/a	n/a
Consumer and commercial loans	5,386	5,436	(50)	4,249	4,292	(43)
Loans held-for-sale (1)	2,672	3,455	(783)	2,214	2,824	(610)
Other assets	2,854	n/a	n/a	2,732	n/a	n/a
Long-term deposits	403	476	(73)	310	386	(76)
Federal funds purchased and securities loaned or sold under agreements to repurchase	222,734	222,753	(19)	192,859	192,877	(18)
Short-term borrowings	6,534	6,538	(4)	6,245	6,247	(2)
Unfunded loan commitments	64	n/a	n/a	144	n/a	n/a
Accrued expenses and other liabilities	1,540	1,404	136	2,642	2,414	228
Long-term debt	54,545	59,411	(4,866)	50,005	54,257	(4,252)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended March 31
	2025			2024
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$134	$(2)	$132	$30	$(3)	$27
Loans reported as trading account assets	112	—	112	(15)	—	(15)
Trading inventory – other (1)	1,707	—	1,707	1,911	—	1,911
Consumer and commercial loans	18	1	19	20	5	25
Loans held-for-sale (2)	—	60	60	—	(10)	(10)
Short-term borrowings	41	—	41	(2)	—	(2)
Unfunded loan commitments	—	(9)	(9)	—	(14)	(14)
Accrued expenses and other liabilities	(7)	—	(7)	161	—	161
Long-term debt (3)	(255)	(12)	(267)	209	(13)	196
Other (4)	(115)	(10)	(125)	(8)	(4)	(12)
Total	$1,635	$28	$1,663	$2,306	$(39)	$2,267
(1)    The gains (losses) in market making and similar activities are primarily offset by (losses) gains on trading liabilities that hedge these assets.
(2)    Includes the value of IRLCs on funded loans, including those sold during the period.
(3)    The net gains (losses) in market making and similar activities relate to the embedded derivatives in structured liabilities and are typically offset by (losses) gains on derivatives and securities that hedge these liabilities. For the cumulative impact of changes in the Corporation’s own credit spreads and the amount recognized in accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss). For more information on how the Corporation’s own credit spread is determined, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
(4)    Includes gains (losses) on other assets, long-term deposits and federal funds purchased and securities loaned or sold under agreements to repurchase.

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended March 31
(Dollars in millions)	2025	2024
Loans reported as trading account assets	$160	$(32)
Consumer and commercial loans	—	3
Loans held-for-sale	1	1
Unfunded loan commitments	(9)	(14)
Long-term debt	—	(3)
NOTE 16 Fair Value of Financial Instruments
The following disclosures include financial instruments that are not carried at fair value or only a portion of the ending balance is carried at fair value on the Consolidated Balance Sheet. Certain loans, deposits, long-term debt, unfunded lending commitments and other financial instruments are accounted for under the fair value option. For more information, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at March 31, 2025 and December 31, 2024 are presented in the table below.

89 Bank of America

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	March 31, 2025
Financial assets
Loans	$1,075,069	$51,805	$1,011,293	$1,063,098
Loans held-for-sale	6,867	6,114	753	6,867
Financial liabilities
Deposits (1)	1,989,564	1,990,936	—	1,990,936
Long-term debt	304,146	306,423	564	306,987
Commercial unfunded lending commitments (2)	1,174	64	3,762	3,826

	December 31, 2024
Financial assets
Loans	$1,060,629	$50,971	$992,135	$1,043,106
Loans held-for-sale	9,545	6,707	2,838	9,545
Financial liabilities
Deposits (1)	1,965,467	1,967,061	—	1,967,061
Long-term debt	283,279	287,098	652	287,750
Commercial unfunded lending commitments (2)	1,240	55	3,639	3,694
(1)    Includes demand deposits of $896.0 billion and $892.9 billion with no stated maturities at March 31, 2025 and December 31, 2024.
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

Bank of America 90

NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the
Corporation’s 2024 Annual Report on Form 10-K. The following tables presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three months ended March 31, 2025 and 2024, and total assets at March 31, 2025 and 2024 for each business segment, as well as All Other.

Results of Business Segments and All Other (1)

At and for the three months ended March 31	Total Corporation (2)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2025	2024	2025	2024	2025	2024
Net interest income	$14,588	$14,190	$8,505	$8,197	$1,765	$1,814
Noninterest income	12,923	11,786	1,988	1,969	4,251	3,777
Total revenue, net of interest expense	27,511	25,976	10,493	10,166	6,016	5,591
Provision for credit losses	1,480	1,319	1,292	1,150	14	(13)
Noninterest expense
Compensation and benefits (3)	10,889	10,195	1,685	1,637	3,031	2,795
Other noninterest expense	6,881	7,042	4,141	3,838	1,628	1,469
Total noninterest expense	17,770	17,237	5,826	5,475	4,659	4,264
Income before income taxes	8,261	7,420	3,375	3,541	1,343	1,340
Income tax expense	865	746	844	885	336	335
Net income	$7,396	$6,674	$2,531	$2,656	$1,007	$1,005
Period-end total assets	$3,349,424	$3,273,803	$1,054,637	$1,060,482	$329,816	$343,718

	Global Banking		Global Markets		All Other
	2025	2024	2025	2024	2025	2024
Net interest income	$3,151	$3,460	$1,189	$681	$(22)	$38
Noninterest income	2,826	2,520	5,395	5,202	(1,537)	(1,682)
Total revenue, net of interest expense	5,977	5,980	6,584	5,883	(1,559)	(1,644)
Provision for credit losses	154	229	28	(36)	(8)	(11)
Noninterest expense
Compensation and benefits (3)	1,190	1,180	1,051	964	—	—
Other noninterest expense	1,994	1,832	2,760	2,528	290	994
Total noninterest expense	3,184	3,012	3,811	3,492	290	994
Income (loss) before income taxes	2,639	2,739	2,745	2,427	(1,841)	(2,627)
Income tax expense (benefit)	726	753	796	704	(1,837)	(1,931)
Net income (loss)	$1,913	$1,986	$1,949	$1,723	$(4)	$(696)
Period-end total assets	$687,702	$623,204	$959,533	$902,741	$317,736	$343,658
(1)Segment results are presented on an FTE basis and include additional net interest income and income tax expense, related to tax-exempt securities, of $145 million and $158 million for the three months ended March 31, 2025 and 2024, respectively, as compared to the Consolidated Statement of Income.
(2)There were no material intersegment revenues.
(3)Represents the compensation and benefits directly incurred by each segment.

91 Bank of America

The table below presents noninterest income and the associated components for the three months ended March 31, 2025 and 2024 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended March 31
(Dollars in millions)	2025	2024	2025	2024	2025	2024
Fees and commissions:
Card income
Interchange fees	$916	$931	$710	$732	$(6)	$(4)
Other card income	602	532	587	540	16	14
Total card income	1,518	1,463	1,297	1,272	10	10
Service charges
Deposit-related fees	1,228	1,122	618	578	13	11
Lending-related fees	333	320	—	—	14	12
Total service charges	1,561	1,442	618	578	27	23
Investment and brokerage services
Asset management fees	3,738	3,270	55	55	3,687	3,219
Brokerage fees	1,075	917	28	23	402	381
Total investment and brokerage services	4,813	4,187	83	78	4,089	3,600
Investment banking fees
Underwriting income	770	901	—	—	69	63
Syndication fees	369	294	—	—	—	—
Financial advisory services	384	373	—	—	—	—
Total investment banking fees	1,523	1,568	—	—	69	63
Total fees and commissions	9,415	8,660	1,998	1,928	4,195	3,696
Market making and similar activities	3,584	3,888	8	5	34	34
Other income (loss)	(76)	(762)	(18)	36	22	47
Total noninterest income	$12,923	$11,786	$1,988	$1,969	$4,251	$3,777

	Global Banking		Global Markets		All Other
	Three Months Ended March 31
	2025	2024	2025	2024	2025	2024
Fees and commissions:
Card income
Interchange fees	$198	$186	$14	$17	$—	$—
Other card income	4	2	—	—	(5)	(24)
Total card income	202	188	14	17	(5)	(24)
Service charges
Deposit-related fees	582	509	14	23	1	1
Lending-related fees	244	241	75	67	—	—
Total service charges	826	750	89	90	1	1
Investment and brokerage services
Asset management fees	—	—	—	—	(4)	(4)
Brokerage fees	18	18	627	495	—	—
Total investment and brokerage services	18	18	627	495	(4)	(4)
Investment banking fees
Underwriting income	322	381	453	510	(74)	(53)
Syndication fees	186	152	183	142	—	—
Financial advisory services	339	317	45	56	—	—
Total investment banking fees	847	850	681	708	(74)	(53)
Total fees and commissions	1,893	1,806	1,411	1,310	(82)	(80)
Market making and similar activities	66	68	3,622	3,830	(146)	(49)
Other income (loss)	867	646	362	62	(1,309)	(1,553)
Total noninterest income	$2,826	$2,520	$5,395	$5,202	$(1,537)	$(1,682)

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

95 Bank of America

Part II. Other Information
Bank of America Corporation and Subsidiaries
Item 1. Legal Proceedings
See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 12 – Commitments and Contingencies to the
Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended March 31, 2025. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (2)
January 1 - 31, 2025	17,826	$47.10	17,798	$18,045
February 1 - 28, 2025	57,574	46.37	32,913	16,530
March 1 - 31, 2025	58,656	42.08	51,813	14,375
Three months ended March 31, 2025	134,056	44.59	102,524
(1)Includes 32 million shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On July 24, 2024, the Board authorized and announced a $25 billion common stock repurchase program, effective August 1, 2024, to replace the Corporation’s previous program, which expired on August 1, 2024. During the three months ended March 31, 2025, pursuant to the Board’s authorization, the Corporation repurchased approximately 103 million shares, or $4.5 billion, of its common stock under such repurchase program. For more information, see Capital Management – CCAR and Capital Planning in the MD&A on page 16 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of equity securities during the three months ended March 31, 2025.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended March 31, 2025, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Corporation’s securities.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended March 31, 2025 that requires disclosure under Section 13(r) of the Exchange Act.

During the first quarter of 2025, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed 85 authorized wire payments totaling $29,281,906 pursuant to four separate general licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) regarding Afghanistan or governing institutions in Afghanistan and activities of international organizations and the U.S. government. 82 of the 85 payments for two BANA clients were processed to Afghan state-owned banks, which are subject to Executive Order 13224. The remaining three payments, on behalf of three BANA clients, were processed to a bank in Yemen that is subject to Executive Order 13224. There was no measurable gross revenue or net profit to the Corporation relating to these transactions, except nominal fees received by BANA for processing payments.
In addition, during the first quarter of 2025, BANA processed 26 payments as an intermediary bank, totaling $146,543, for an entity designated under Executive Order 13224, which was a customer of BANA’s non-U.S. bank client. The payments were processed the day after OFAC’s designation of the entity, and BANA has subsequently disclosed the payments to OFAC. There was no measurable gross revenue or net profit to the Corporation relating to these transactions, except nominal fees received by BANA for processing payments.
The Corporation may in the future engage in authorized transactions for its clients to the extent permitted by U.S. law.

Bank of America 96

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof	1

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		10-Q	3.2	7/30/24	1-6523
10.1	Form of Cash-Settled Restricted Stock Units Award Agreement under the Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 24, 2024 (2024 BACEP)	1,2

10.2	Form of Performance-Based Restricted Stock Units Award Agreement under the 2024 BACEP	1,2

10.3	Form of Time-Based Cash-Settled Restricted Stock Units Award Agreement under the 2024 BACEP	1,2

10.4	Form of Time-Based Share-Settled Restricted Stock Units Award Agreement under the 2024 BACEP	1,2

22	Subsidiary Issuers of Guaranteed Securities		10-K	22	2/22/23	1-6523

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

101.INS	Inline XBRL Instance Document	4

101.SCH	Inline XBRL Taxonomy Extension Schema Document	1

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bank of America Corporation Registrant

Date:	April 30, 2025	/s/ Johnbull E. Okpara
Johnbull E. Okpara Chief Accounting Officer

97 Bank of America