Form 10-Q
period 2025-06-30
BANK OF AMERICA CORP /DE/
filed 2025-07-31
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Yes ☐ No ☑
On July 30, 2025, there were 7,406,947,312 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
June 30, 2025
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K and in any of the Corporation’s subsequent U.S. Securities and Exchange Commission (SEC) filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage, which are inherently difficult to predict, resulting from pending, threatened or future litigation and regulatory investigations, proceedings and enforcement actions, which the Corporation is subject to in the ordinary course of business, including matters related to our processing of unemployment benefits for California and certain other states, the features of our automatic credit card payment service, the adequacy of the Corporation’s anti-money laundering and economic sanctions programs and the processing of electronic payments, including through the Zelle network, and related fraud, which are in various stages; in connection with ongoing litigation, the impact of certain changes to Visa’s and Mastercard’s respective card payment network rules and reductions in interchange fees for U.S.-based merchants; the possibility that the Corporation's future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the Corporation's ability to resolve representations and warranties repurchase and related claims; the impact of U.S. and global interest rates (including the potential for ongoing fluctuations in interest rates), inflation, currency exchange rates, economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, which may have varying effects across industries and geographies, and geopolitical instability; the risks related to the discontinuation of reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, which may include unemployment rates, real estate prices, gross domestic product levels and corporate bond spreads, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of trade policies, supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation’s concentration of credit risk; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; variances to the underlying assumptions and judgments used in estimating banking book net interest income sensitivity; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations, including impacts from the 2025 budget reconciliation legislation; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic payments and payment of checks, that were authorized by the customer but induced by fraud; the impact of failures or disruptions in or breaches of the

Bank of America 2

Corporation’s operations or information systems, or those of various third parties, including regulators and federal and state governments, such as from cybersecurity incidents; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental goals or the impact of any changes in the Corporation’s sustainability or human capital management strategy or goals; the impact of uncertain or changing political conditions or any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary, trade or regulatory policy; the emergence of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the Russia/Ukraine conflict, the conflicts in the Middle East, the possible expansion of such conflicts and potential geopolitical consequences), terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At June 30, 2025, the Corporation had $3.4 trillion in assets and a headcount of approximately 213,000 employees. As of June 30, 2025, we served clients through operations across the U.S., its territories and more than 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 69 million consumer and small business clients with approximately 3,700 retail financial centers, approximately 15,000 automated teller machines (ATMs), and leading digital banking platforms (www.bankofamerica.com) with approximately 49 million active users, including approximately 41 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of $4.4 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
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
Recent Developments
Changes in Tax Law
On July 4, 2025, the U.S. government enacted Public Law 119-21 (budget reconciliation legislation), which contains a number of tax-related as well as other legislative provisions. The tax changes include the eventual phase out of certain renewable energy tax credit programs and changes in U.S. taxation of non-U.S. income. The changes to the renewable energy programs do not impact the tax credits applicable to the Corporation’s existing renewable energy equity investments. See Note 6 – Securitizations and Other Variable Interest Entities for more information on these investments. The Corporation continues to evaluate the various tax-related provisions but does not expect them to have a significant impact on its results of operations.
On June 28, 2025, the Group of Seven Countries reached an agreement that would exempt U.S. corporations from certain parts of the Organization for Economic Co-operation and Development Pillar II – Minimum Tax Framework (OECD Pillar II), which is not expected to have a significant impact on the Corporation’s results of operations. Further discussion and facilitation are expected among countries adopting OECD Pillar II.
Capital Management
On June 27, 2025, the Board of Governors of the Federal Reserve System (Federal Reserve) announced the results of the 2025 Comprehensive Capital Analysis and Review (CCAR) supervisory stress tests. Based on the results, under the current regulatory framework, our stress capital buffer (SCB) is expected to be 2.5 percent, and our Common equity tier 1 (CET1) minimum requirement is expected to be 10.0 percent, effective October 1, 2025. This requirement and its effective date may differ slightly if the Federal Reserve’s recent notice of proposed rulemaking (NPR) on SCB is finalized and applied to 2025 supervisory stress tests. For more information, see Capital Management – Regulatory Developments on page 24.
On July 23, 2025, the Board of Directors (Board) declared a quarterly common stock dividend of $0.28 per share, an increase of eight percent compared to the prior dividend. The dividend is payable on September 26, 2025 to shareholders of record as of September 5, 2025.
For more information on our capital resources and regulatory developments, see Capital Management beginning on page 20.

3 Bank of America

Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2025	2024	2025	2024
Income statement
Net interest income	$14,670	$13,702	$29,113	$27,734
Noninterest income	11,793	11,675	24,716	23,461
Total revenue, net of interest expense	26,463	25,377	53,829	51,195
Provision for credit losses	1,592	1,508	3,072	2,827
Noninterest expense	17,183	16,309	34,953	33,546
Income before income taxes	7,688	7,560	15,804	14,822
Income tax expense	572	663	1,292	1,251
Net income	7,116	6,897	14,512	13,571
Preferred stock dividends and other	291	315	697	847
Net income applicable to common shareholders	$6,825	$6,582	$13,815	$12,724
Per common share information
Earnings	$0.90	$0.83	$1.81	$1.60
Diluted earnings	0.89	0.83	1.79	1.59
Dividends paid	0.26	0.24	0.52	0.48
Performance ratios
Return on average assets (1)	0.83%	0.85%	0.86%	0.84%
Return on average common shareholders’ equity (1)	9.98	9.98	10.17	9.67
Return on average tangible common shareholders’ equity (2)	13.40	13.57	13.67	13.15
Efficiency ratio (1)	64.93	64.26	64.93	65.53
			June 30 2025	December 31 2024

Balance sheet
Total loans and leases			$1,147,056	$1,095,835
Total assets			3,441,142	3,261,519
Total deposits			2,011,613	1,965,467
Total liabilities			3,141,543	2,965,960
Total common shareholders’ equity			276,104	272,400
Total shareholders’ equity			299,599	295,559
(1)For definitions, see Key Metrics on page 102.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most directly comparable financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 47.
Net income was $7.1 billion and $14.5 billion, or $0.89 and $1.79 per diluted share, for the three and six months ended June 30, 2025 compared to $6.9 billion and $13.6 billion, or $0.83 and $1.59 per diluted share, for the same periods in 2024. The increases in net income were primarily due to higher net interest income and noninterest income, partially offset by higher noninterest expense and provision for credit losses.
Total assets increased $179.6 billion from December 31, 2024 to $3.4 trillion primarily driven by higher securities borrowed or purchased under agreements to resell and higher trading account assets to support Global Markets client activity, higher loans and leases primarily due to growth in commercial loans and residential mortgages, and higher debt securities due to reinvestment of excess cash from deposit inflows.
Total liabilities increased $175.6 billion from December 31, 2024 to $3.1 trillion primarily driven by higher securities loaned or sold under agreements to repurchase to support Global Markets client activity, higher deposits primarily due to Global Banking inflows, and long-term debt issuances.
Shareholders’ equity increased $4.0 billion from December 31, 2024 primarily due to net income, preferred stock issuances and market value increases on derivatives, partially offset by returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, as well as preferred stock redemptions.
Net Interest Income
Net interest income increased $968 million to $14.7 billion, and $1.4 billion to $29.1 billion for the three and six months ended June 30, 2025 compared to the same periods in 2024. Net interest yield on a fully taxable-equivalent (FTE) basis increased one basis point (bp) to 1.94 percent and remained unchanged at 1.96 percent for the same periods. The increase in net interest income in the three-month period was primarily driven by fixed-asset repricing, higher net interest income related to Global Markets activity, and deposit and loan growth, partially offset by the impact of lower interest rates. The increase in net interest income in the six-month period was primarily driven by lower deposit costs, higher net interest income related to Global Markets activity and fixed-rate asset repricing, partially offset by the impacts of lower interest rates and one less day of interest accrual. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 7, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 44.

Bank of America 4

Noninterest Income

Table 2	Noninterest Income

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2025	2024	2025	2024
Fees and commissions:
Card income		$1,646	$1,581	$3,164	$3,044
Service charges		1,615	1,507	3,176	2,949
Investment and brokerage services		4,780	4,320	9,593	8,507
Investment banking fees		1,428	1,561	2,951	3,129
Total fees and commissions		9,469	8,969	18,884	17,629
Market making and similar activities		3,153	3,298	6,737	7,186
Other income (loss)		(829)	(592)	(905)	(1,354)
Total noninterest income		$11,793	$11,675	$24,716	$23,461
Noninterest income increased $118 million to $11.8 billion and $1.3 billion to $24.7 billion for the three and six months ended June 30, 2025 compared to the same periods in 2024. The following highlights the significant changes.
●    Service charges increased $108 million and $227 million primarily due to higher treasury service charges.
●    Investment and brokerage services increased $460 million and $1.1 billion primarily driven by higher asset management fees from the impact of positive assets under management (AUM) flows and higher average equity market valuations, as well as higher brokerage fees due to increased transactional volume.
●    Investment banking fees decreased $133 million for the three-month period primarily driven by lower debt issuance, advisory and equity issuance fees. The decrease of $178 million for the six-month period was primarily driven by lower equity issuance and advisory fees, partially offset by higher debt issuance fees.
●    Market making and similar activities decreased $145 million for the three-month period primarily driven by lower income from foreign currency asset and liability management (ALM) risk management activities, partially offset by higher trading revenue from credit products in Fixed Income, Currencies and Commodities (FICC). The decrease of $449 million for the six-month period was primarily driven by lower income from foreign currency ALM risk management activities and lower trading revenue from credit products in FICC.

●    Other income decreased $237 million for the three-month period primarily due to higher partnership losses on tax credit investments, certain negative valuation adjustments and lower Global Markets deal activity. The increase of $449 million for the six-month period was primarily due to gains on leveraged finance positions, partially offset by higher partnership losses on tax credit investments.
Provision for Credit Losses
The provision for credit losses increased $84 million to $1.6 billion and $245 million to $3.1 billion for the three and six months ended June 30, 2025 compared to the same periods in 2024. The provision for credit losses for the current-year periods was primarily driven by the credit card portfolio, including an impact from a dampened macroeconomic outlook, partially offset by improved asset quality. The provision for credit losses for the prior-year periods was primarily driven by activity specific to credit card loans and the commercial real estate office portfolio, partially offset by an improved macroeconomic outlook. For more information on the provision for credit losses, see Allowance for Credit Losses on page 40.

5 Bank of America

Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2025	2024	2025	2024
Compensation and benefits		$10,332	$9,826	$21,221	$20,021
Information processing and communications		1,819	1,763	3,713	3,563
Occupancy and equipment		1,836	1,818	3,692	3,629
Product delivery and transaction related		974	891	1,888	1,742
Professional fees		640	654	1,292	1,202
Marketing		563	487	1,069	942
Other general operating		1,019	870	2,078	2,447
Total noninterest expense		$17,183	$16,309	$34,953	$33,546
Noninterest expense increased $874 million to $17.2 billion and $1.4 billion to $35.0 billion for the three and six months ended June 30, 2025 compared to the same periods in 2024. The increases were primarily driven by continued investments in the business, including people, operations and technology, as well as higher revenue-related expenses. Additionally, the prior-year six-month period included a $700 million accrual for the increase in the Corporation’s share of the Federal Deposit Insurance Corporation (FDIC) special assessment.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2025	2024	2025	2024
Income before income taxes		$7,688	$7,560	$15,804	$14,822
Income tax expense		572	663	1,292	1,251
Effective tax rate		7.4%	8.8%	8.2%	8.4%
The effective tax rates (ETR) for the three and six months ended June 30, 2025 and 2024 were primarily driven by our recurring tax preference benefits, which mainly consisted of tax credits from investments in affordable housing and renewable energy, and to a lesser extent, discrete tax benefits applicable to the periods. Absent these credits and discrete items totaling $1.3 billion (17 percentage points) for both the three months ended June 30, 2025 and 2024, the adjusted ETR would have been
24 percent and 25 percent, respectively. Absent these credits and discrete items totaling $2.7 billion (17 percentage points) and $2.6 billion (17 percentage points) for the six months ended June 30, 2025 and 2024, the adjusted ETR would have been 25 percent and 26 percent, respectively. Adjusted ETR is a non-GAAP financial measure. For more information, see Supplemental Financial Data on page 7.

Bank of America 6

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
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 4, and Table 5 on page 8.
For information on key segment performance metrics, see Business Segment Operations on page 11.

7 Bank of America

Table 5	Selected Financial Data
						Six Months Ended June 30
	2025 Quarters		2024 Quarters
(In millions, except per share information)	Second	First	Fourth	Third	Second	2025	2024
Income statement
Net interest income	$14,670	$14,443	$14,359	$13,967	$13,702	$29,113	$27,734
Noninterest income	11,793	12,923	10,988	11,378	11,675	24,716	23,461
Total revenue, net of interest expense	26,463	27,366	25,347	25,345	25,377	53,829	51,195
Provision for credit losses	1,592	1,480	1,452	1,542	1,508	3,072	2,827
Noninterest expense	17,183	17,770	16,787	16,479	16,309	34,953	33,546
Income before income taxes	7,688	8,116	7,108	7,324	7,560	15,804	14,822
Income tax expense	572	720	443	428	663	1,292	1,251
Net income	7,116	7,396	6,665	6,896	6,897	14,512	13,571
Net income applicable to common shareholders	6,825	6,990	6,399	6,380	6,582	13,815	12,724
Average common shares issued and outstanding	7,581.2	7,677.9	7,738.4	7,818.0	7,897.9	7,629.5	7,933.3
Average diluted common shares issued and outstanding	7,651.6	7,770.8	7,843.7	7,902.1	7,960.9	7,711.2	7,996.2
Performance ratios
Return on average assets (1)	0.83%	0.89%	0.80%	0.83%	0.85%	0.86%	0.84%
Four-quarter trailing return on average assets (2)	0.84	0.84	0.83	0.72	0.76	n/a	n/a
Return on average common shareholders’ equity (1)	9.98	10.36	9.37	9.44	9.98	10.17	9.67
Return on average tangible common shareholders’ equity (3)	13.40	13.94	12.63	12.76	13.57	13.67	13.15
Return on average shareholders’ equity (1)	9.61	10.14	8.98	9.30	9.45	9.87	9.32
Return on average tangible shareholders’ equity (3)	12.58	13.29	11.78	12.20	12.42	12.93	12.25
Total ending equity to total ending assets	8.71	8.82	9.06	8.92	9.02	8.71	9.02
Common equity ratio (1)	8.02	8.21	8.35	8.18	8.21	8.02	8.21
Total average equity to total average assets	8.65	8.83	8.89	8.95	8.96	8.74	8.98
Dividend payout (1)	28.71	28.51	31.29	31.70	28.66	28.61	29.84
Per common share data
Earnings	$0.90	$0.91	$0.83	$0.82	$0.83	$1.81	$1.60
Diluted earnings	0.89	0.90	0.82	0.81	0.83	1.79	1.59
Dividends paid	0.26	0.26	0.26	0.26	0.24	0.52	0.48
Book value (1)	37.13	36.39	35.79	35.37	34.39	37.13	34.39
Tangible book value (3)	27.71	27.12	26.58	26.25	25.37	27.71	25.37
Market capitalization	$351,904	$315,482	$334,497	$305,090	$309,202	$351,904	$309,202
Average balance sheet
Total loans and leases	$1,128,453	$1,093,738	$1,081,009	$1,059,728	$1,051,472
Total assets	3,432,734	3,351,423	3,318,094	3,296,171	3,274,988
Total deposits	1,973,761	1,958,332	1,957,950	1,920,748	1,909,925
Long-term debt	249,104	241,036	238,988	247,338	243,689
Common shareholders’ equity	274,344	273,480	271,641	269,001	265,290
Total shareholders’ equity	296,917	295,787	295,134	294,985	293,403
Asset quality
Allowance for credit losses (4)	$14,434	$14,366	$14,336	$14,351	$14,342
Nonperforming loans, leases and foreclosed properties (5)	6,104	6,201	6,120	5,824	5,691
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.17%	1.20%	1.21%	1.24%	1.26%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	222	218	222	235	242
Net charge-offs	$1,525	$1,452	$1,466	$1,534	$1,533
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.55%	0.54%	0.54%	0.58%	0.59%
Capital ratios at period end (6)
Common equity tier 1 capital	11.5%	11.8%	11.9%	11.8%	11.9%
Tier 1 capital	12.9	13.0	13.2	13.2	13.5
Total capital	14.8	15.0	15.1	14.9	15.1
Tier 1 leverage	6.7	6.8	6.9	6.9	7.0
Supplementary leverage ratio	5.7	5.7	5.9	5.9	6.0
Tangible equity (3)	6.8	6.9	7.1	7.0	7.0
Tangible common equity (3)	6.1	6.3	6.3	6.2	6.2
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	27.1%	27.4%	27.1%	27.4%	28.2%
Total loss-absorbing capacity to supplementary leverage exposure	12.0	12.1	12.0	12.2	12.5
Eligible long-term debt to risk-weighted assets	13.5	13.6	13.0	13.3	13.7
Eligible long-term debt to supplementary leverage exposure	6.0	6.0	5.8	6.0	6.0
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
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 20.
n/a = not applicable

Bank of America 8

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	Second Quarter 2025			Second Quarter 2024
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$274,839	$2,843	4.15%	$345,423	$4,498	5.24%
Time deposits placed and other short-term investments	10,405	89	3.43	10,845	123	4.55
Federal funds sold and securities borrowed or purchased under agreements to resell	353,331	4,094	4.65	318,380	5,159	6.52
Trading account assets	234,282	3,081	5.27	202,295	2,542	5.05
Debt securities	933,065	6,932	2.96	852,427	6,352	2.98
Loans and leases (2)
Residential mortgage	235,130	2,031	3.46	227,567	1,824	3.21
Home equity	26,190	379	5.80	25,529	405	6.38
Credit card	100,013	2,846	11.41	98,983	2,825	11.48
Direct/Indirect and other consumer	108,955	1,484	5.47	103,689	1,428	5.54
Total consumer	470,288	6,740	5.74	455,768	6,482	5.71
U.S. commercial	427,194	5,709	5.36	386,232	5,267	5.49
Non-U.S. commercial	149,044	2,016	5.42	123,094	2,170	7.09
Commercial real estate (3)	65,847	1,023	6.23	71,345	1,285	7.24
Commercial lease financing	16,080	214	5.33	15,033	196	5.22
Total commercial	658,165	8,962	5.46	595,704	8,918	6.02
Total loans and leases	1,128,453	15,702	5.58	1,051,472	15,400	5.89
Other earning assets	115,831	2,277	7.89	107,093	2,940	11.04
Total earning assets	3,050,206	35,018	4.60	2,887,935	37,014	5.15
Cash and due from banks	24,781			24,208
Other assets, less allowance for loan and lease losses	357,747			362,845
Total assets	$3,432,734			$3,274,988
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$968,586	$4,719	1.95%	$941,109	$5,234	2.24%
Time and savings deposits	369,446	3,018	3.28	348,689	3,331	3.84
Total U.S. interest-bearing deposits	1,338,032	7,737	2.32	1,289,798	8,565	2.67
Non-U.S. interest-bearing deposits	121,921	944	3.11	106,496	1,090	4.12
Total interest-bearing deposits	1,459,953	8,681	2.38	1,396,294	9,655	2.78
Federal funds purchased and securities loaned or sold under agreements to repurchase	414,655	4,946	4.78	371,372	6,171	6.68
Short-term borrowings and other interest-bearing liabilities	183,008	2,489	5.45	152,742	2,899	7.64
Trading account liabilities	53,805	676	5.04	53,895	540	4.03
Long-term debt	249,104	3,411	5.49	243,689	3,887	6.40
Total interest-bearing liabilities	2,360,525	20,203	3.43	2,217,992	23,152	4.20
Noninterest-bearing sources
Noninterest-bearing deposits	513,808			513,631
Other liabilities (4)	261,484			249,962
Shareholders’ equity	296,917			293,403
Total liabilities and shareholders’ equity	$3,432,734			$3,274,988
Net interest spread			1.17%			0.95%
Impact of noninterest-bearing sources			0.77			0.98
Net interest income/yield on earning assets (5)		$14,815	1.94%		$13,862	1.93%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 44.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $59.9 billion and $65.3 billion, and non-U.S. commercial real estate loans of $5.9 billion and $6.0 billion for the second quarter of 2025 and 2024.
(4)Includes $58.8 billion and $46.6 billion of structured notes and liabilities for the second quarter of 2025 and 2024.
(5)Net interest income includes FTE adjustments of $145 million and $160 million for the second quarter of 2025 and 2024.

9 Bank of America

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Six Months Ended June 30
(Dollars in millions)	2025			2024
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$273,433	$5,653	4.17%	$345,943	$9,029	5.25%
Time deposits placed and other short-term investments	9,806	181	3.72	10,286	239	4.67
Federal funds sold and securities borrowed or purchased under agreements to resell	337,758	7,868	4.70	311,600	10,334	6.67
Trading account assets	232,867	6,115	5.29	202,377	5,024	4.99
Debt securities	928,432	13,718	2.96	847,455	12,514	2.95
Loans and leases (2)
Residential mortgage	231,902	3,947	3.41	227,658	3,627	3.19
Home equity	26,020	745	5.77	25,526	795	6.26
Credit card	100,092	5,684	11.45	99,399	5,611	11.35
Direct/Indirect and other consumer	107,907	2,916	5.45	103,529	2,827	5.49
Total consumer	465,921	13,292	5.74	456,112	12,860	5.66
U.S. commercial	419,530	11,136	5.35	382,898	10,503	5.52
Non-U.S. commercial	143,977	4,074	5.71	124,059	4,340	7.03
Commercial real estate (3)	65,800	2,043	6.26	71,666	2,596	7.28
Commercial lease financing	15,963	429	5.40	14,946	396	5.31
Total commercial	645,270	17,682	5.52	593,569	17,835	6.04
Total loans and leases	1,111,191	30,974	5.62	1,049,681	30,695	5.88
Other earning assets	115,268	4,720	8.26	106,915	5,622	10.57
Total earning assets	3,008,755	69,229	4.63	2,874,257	73,457	5.14
Cash and due from banks	24,244			24,197
Other assets, less allowance for loan and lease losses	359,304			362,617
Total assets	$3,392,303			$3,261,071
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$967,637	$9,357	1.95%	$948,912	$10,246	2.17%
Time and savings deposits	367,014	6,025	3.31	337,228	6,390	3.81
Total U.S. interest-bearing deposits	1,334,651	15,382	2.32	1,286,140	16,636	2.60
Non-U.S. interest-bearing deposits	119,341	1,931	3.26	105,434	2,157	4.11
Total interest-bearing deposits	1,453,992	17,313	2.40	1,391,574	18,793	2.72
Federal funds purchased, securities loaned or sold under agreements to repurchase	399,955	9,575	4.83	360,939	12,197	6.80
Short-term borrowings and other interest-bearing liabilities	171,681	4,823	5.66	146,917	5,408	7.40
Trading account liabilities	53,741	1,383	5.19	52,826	1,086	4.14
Long-term debt	245,092	6,732	5.52	249,234	7,921	6.37
Total interest-bearing liabilities	2,324,461	39,826	3.45	2,201,490	45,405	4.15
Noninterest-bearing sources
Noninterest-bearing deposits	512,097			517,119
Other liabilities (4)	259,390			249,505
Shareholders’ equity	296,355			292,957
Total liabilities and shareholders’ equity	$3,392,303			$3,261,071
Net interest spread			1.18%			0.99%
Impact of noninterest-bearing sources			0.78			0.97
Net interest income/yield on earning assets (5)		$29,403	1.96%		$28,052	1.96%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 44.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $59.9 billion and $65.8 billion, and non-U.S. commercial real estate loans of $5.9 billion and $5.9 billion for the six months ended June 30, 2025 and 2024.
(4)Includes $56.3 billion and $45.3 billion of structured notes and liabilities for the six months ended June 30, 2025 and 2024.
(5)Net interest income includes FTE adjustments of $290 million and $318 million for the six months ended June 30, 2025 and 2024.

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
Consumer Banking

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Net interest income	$8,726	$8,118	7%	$17,231	$16,315	6%
Noninterest income:
Card income	1,415	1,361	4	2,712	2,633	3
Service charges	627	614	2	1,245	1,192	4
All other income	45	113	(60)	118	232	(49)
Total noninterest income	2,087	2,088	—	4,075	4,057	—
Total revenue, net of interest expense	10,813	10,206	6	21,306	20,372	5

Provision for credit losses	1,282	1,281	—	2,574	2,431	6
Noninterest expense	5,567	5,464	2	11,393	10,939	4
Income before income taxes	3,964	3,461	15	7,339	7,002	5
Income tax expense	991	866	14	1,835	1,751	5
Net income	$2,973	$2,595	15	$5,504	$5,251	5

Effective tax rate	25.0%	25.0%		25.0%	25.0%

Net interest yield	3.51	3.29		3.49	3.30
Efficiency ratio	51.48	53.54		53.48	53.70
Return on average allocated capital	27	24		25	24

Balance Sheet

	Three Months Ended June 30			Six Months Ended June 30
Average	2025	2024	% Change	2025	2024	% Change
Total loans and leases	$319,142	$312,254	2%	$317,101	$312,646	1%
Total earning assets	996,193	992,304	—	994,233	993,931	—
Total assets	1,033,776	1,029,777	—	1,031,560	1,031,439	—
Total deposits	951,986	949,180	—	949,780	950,823	—
Allocated capital	44,000	43,250	2	44,000	43,250	2

Period end				June 30 2025	December 31 2024	% Change
Total loans and leases				$320,908	$318,754	1%
Total earning assets				999,094	995,369	—
Total assets				1,037,407	1,034,370	—
Total deposits				954,373	952,311	—
Consumer Banking offers a diversified range of lending, deposit and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Consumer Banking Results
Three-Month Comparison
Net income for Consumer Banking increased $378 million to $3.0 billion largely due to higher revenue, partially offset by higher noninterest expense. Net interest income increased $608 million to $8.7 billion primarily driven by higher deposit spreads and loan balances. Noninterest income was $2.1 billion, largely unchanged from the same period a year ago.
The provision for credit losses was $1.3 billion, consistent with the same period a year ago. Noninterest expense increased $103 million to $5.6 billion primarily driven by investments in the business, including people and technology.
The return on average allocated capital was 27 percent, up from 24 percent, due to higher net income, partially offset by an

11 Bank of America

increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 11.
Average loans and leases increased $6.9 billion to $319.1 billion due to growth across all products.
Average deposits increased $2.8 billion to $952.0 billion primarily due to growth in time deposits of $18.4 billion and net inflows of $6.5 billion in checking, partially offset by net outflows of $21.9 billion in money market and other savings.
Six-Month Comparison
Net income for Consumer Banking increased $253 million to $5.5 billion due to higher revenue, partially offset by higher noninterest expense and provision for credit losses. Net interest income increased $916 million to $17.2 billion primarily driven by higher deposit spreads and loan balances, partially offset by one less day of interest accrual. Noninterest income was $4.1 billion, largely unchanged from the same period a year ago.
The provision for credit losses increased $143 million to $2.6 billion. The current-year provision for credit losses was primarily driven by the credit card portfolio, including an impact from a dampened macroeconomic outlook, partially offset by improved asset quality. The provision for credit losses for the prior-year period was primarily driven by activity specific to credit card loans. Noninterest expense increased $454 million to $11.4 billion primarily driven by investments in the business, including operations, people and technology.
The return on average allocated capital was 25 percent, up from 24 percent, due to higher net income, partially offset by an increase in allocated capital.
Average loans and leases increased $4.5 billion to $317.1 billion due to the same factor as described in the three-month discussion.
Average deposits decreased $1.0 billion to $949.8 billion primarily due to net outflows of $21.7 billion in money market savings, partially offset by growth in time deposits of $19.9 billion.
Consumer investment assets increased $63.6 billion to $539.7 billion driven by higher market valuations and positive net client flows.
Key Statistics
The table below provides key performance indicators for deposit spreads, other period-end information, credit and debit card and loan production activities.

Key Statistics

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024
Deposit Spreads
Total deposit spreads (excludes noninterest costs)	2.91%	2.77%	2.88%	2.73%

Period end
Consumer investment assets (in millions) (1)			$539,727	$476,116
Active digital banking users (in thousands) (2)			48,998	47,304
Active mobile banking users (in thousands) (3)			40,840	38,988
Financial centers			3,664	3,786
ATMs			14,904	14,972

Credit and Debit Card
Total credit card (4)
Gross interest yield (5)	12.06%	12.32%	12.09%	12.28%
Risk-adjusted margin (6)	7.07	6.75	6.88	6.78
New accounts (in thousands)	834	951	1,747	1,949
Purchase volumes	$94,814	$93,296	$183,022	$180,307
Debit card purchase volumes	149,288	140,346	289,485	272,753

Loan Production (7)
Consumer Banking:
First mortgage	$3,052	$2,696	$4,909	$4,384
Home equity	2,241	2,027	4,075	3,627
Total (8):
First mortgage	$6,604	$5,728	$11,112	$9,171
Home equity	2,766	2,393	4,980	4,284
(1)Includes client brokerage assets, deposit sweep balances, brokered CDs and AUM in Consumer Banking.
(2)Represents mobile and/or online active users over the past 90 days.
(3)Represents mobile active users over the past 90 days.
(4)Includes consumer credit card portfolios in Consumer Banking and GWIM.
(5)Calculated as the effective annual percentage rate divided by average loans.
(6)Calculated as the difference between total revenue, net of interest expense, and net charge-offs divided by average loans.
(7)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(8)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.

Bank of America 12

Active mobile banking users increased approximately two million, reflecting client growth and continuing changes in our clients’ banking preferences. We had a net decrease of 122 financial centers and 68 ATMs as we continued to optimize our consumer banking network.
During the three months ended June 30, 2025, the total risk-adjusted margin increased 32 bps primarily driven by higher net interest margin and higher fee income. During the six months ended June 30, 2025, the total risk-adjusted margin increased 10 bps primarily driven by higher net interest margin and fee income, partially offset by higher net charge-offs. During the three and six months ended June 30, 2025, total credit card purchase volumes increased $1.5 billion and $2.7 billion, and debit card purchase volumes increased $8.9 billion and $16.7 billion, reflecting higher levels of consumer spending.
During the three and six months ended June 30, 2025, first mortgage loan originations for Consumer Banking increased $356 million and $525 million, and first mortgage loan originations for the total Corporation increased $876 million and $1.9 billion for the same periods, primarily driven by higher demand.
During the three and six months ended June 30, 2025, home equity production in Consumer Banking increased $214 million and $448 million, and home equity production for the total Corporation increased $373 million and $696 million for the same periods, primarily driven by higher demand.
Global Wealth & Investment Management

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Net interest income	$1,762	$1,693	4%	$3,527	$3,507	1%
Noninterest income:
Investment and brokerage services	4,033	3,707	9	8,122	7,307	11
All other income	142	174	(18)	304	351	(13)
Total noninterest income	4,175	3,881	8	8,426	7,658	10
Total revenue, net of interest expense	5,937	5,574	7	11,953	11,165	7

Provision for credit losses	20	7	n/m	34	(6)	n/m
Noninterest expense	4,593	4,199	9	9,252	8,463	9
Income before income taxes	1,324	1,368	(3)	2,667	2,708	(2)
Income tax expense	331	342	(3)	667	677	(1)
Net income	$993	$1,026	(3)	$2,000	$2,031	(2)

Effective tax rate	25.0%	25.0%		25.0%	25.0%

Net interest yield	2.31	2.15		2.28	2.19
Efficiency ratio	77.36	75.34		77.40	75.80
Return on average allocated capital	20	22		21	22

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2025	2024	% Change	2025	2024	% Change
Total loans and leases	$237,377	$222,776	7%	$234,866	$220,696	6%
Total earning assets	306,490	317,250	(3)	311,660	322,471	(3)
Total assets	320,224	330,958	(3)	325,387	336,039	(3)
Total deposits	276,825	287,678	(4)	281,586	292,525	(4)
Allocated capital	19,750	18,500	7	19,750	18,500	7

Period end				June 30 2025	December 31 2024	% Change
Total loans and leases				$241,142	$231,981	4%
Total earning assets				305,793	323,496	(5)
Total assets				320,820	338,367	(5)
Total deposits				275,778	292,278	(6)
n/m = not meaningful
GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For more information on GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM decreased $33 million to $993 million primarily due to higher noninterest expense, largely offset by higher revenue. The operating margin was 22 percent compared to 25 percent a year ago.
Net interest income increased $69 million to $1.8 billion primarily driven by higher deposit spreads and loan growth.
Noninterest income, which primarily includes investment and brokerage services income, increased $294 million to $4.2 billion. The increase was primarily driven by higher asset management fees, which increased nine percent to $3.6 billion, due to the impacts of positive AUM flows and higher average equity market valuations.
Noninterest expense increased $394 million to $4.6 billion primarily due to higher revenue-related incentives and investments in the business, including people and technology.
The return on average allocated capital was 20 percent, down from 22 percent, primarily due to an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 11.
Average loans increased $14.6 billion to $237.4 billion primarily driven by custom lending, securities-based lending and residential mortgage. Average deposits decreased $10.9 billion to $276.8 billion primarily driven by a higher level of client tax payments as well as clients moving deposits to higher yielding

13 Bank of America

investment cash alternatives, including offerings on our investment and brokerage platforms.
Merrill Wealth Management revenue of $4.9 billion increased seven percent primarily driven by higher asset management fees due to the impacts of positive AUM flows and higher average equity market valuations.
Bank of America Private Bank revenue of $995 million increased five percent primarily driven by higher net interest income from banking and lending balance growth, as well as higher asset management fees due to the impacts of positive AUM flows and higher average equity market valuations.
Six-Month Comparison
Net income for GWIM decreased $31 million to $2.0 billion primarily due to the same factors as described in the three-month discussion. The operating margin was 22 percent compared to 24 percent a year ago.
Net interest income increased $20 million to $3.5 billion primarily due to the same factors as described in the three-month discussion.
Noninterest income, which primarily includes investment and brokerage services income, increased $768 million to $8.4 billion due to the same factors as described in the three-month discussion.
Noninterest expense increased $789 million to $9.3 billion due to the same factors as described in the three-month discussion.
The return on average allocated capital was 21 percent, down from 22 percent, due to the same factors as described in the three-month discussion.
Average loans increased $14.2 billion to $234.9 billion due to the same factors as described in the three-month discussion.
Average deposits decreased $10.9 billion to $281.6 billion due to the same factors as described in the three-month discussion.
Merrill Wealth Management revenue of $10.0 billion increased seven percent, and Bank of America Private Bank revenue of $2.0 billion increased five percent primarily driven by the same factors as described in the three-month discussion.

Key Indicators and Metrics

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024
Revenue by Business
Merrill Wealth Management	$4,942	$4,623	$9,961	$9,270
Bank of America Private Bank	995	951	1,992	1,895
Total revenue, net of interest expense	$5,937	$5,574	$11,953	$11,165

Client Balances by Business, at period end
Merrill Wealth Management			$3,695,213	$3,371,418
Bank of America Private Bank			700,018	640,467
Total client balances			$4,395,231	$4,011,885

Client Balances by Type, at period end
Assets under management			$1,986,523	$1,758,875
Brokerage and other assets			1,932,182	1,779,881
Deposits			275,778	281,283
Loans and leases (1)			243,409	227,657
Less: Managed deposits in assets under management			(42,661)	(35,811)
Total client balances			$4,395,231	$4,011,885

Assets Under Management Rollforward
Assets under management, beginning of period	$1,855,657	$1,730,005	$1,882,211	$1,617,740
Net client flows	14,314	10,790	38,271	35,445
Market valuation/other	116,552	18,080	66,041	105,690
Total assets under management, end of period	$1,986,523	$1,758,875	$1,986,523	$1,758,875
(1)Includes margin receivables, which are classified in customer and other receivables on the Consolidated Balance Sheet.
Client Balances
Client balances increased $383.3 billion, or 10 percent, to $4.4 trillion at June 30, 2025 compared to June 30, 2024. The increase in client balances was primarily due to the impact of higher market valuations and positive net client flows.

Bank of America 14

Global Banking

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Net interest income	$3,081	$3,275	(6)%	$6,232	$6,735	(7)%
Noninterest income:
Service charges	864	775	11	1,690	1,525	11
Investment banking fees	767	835	(8)	1,614	1,685	(4)
All other income	978	1,168	(16)	2,131	2,088	2
Total noninterest income	2,609	2,778	(6)	5,435	5,298	3
Total revenue, net of interest expense	5,690	6,053	(6)	11,667	12,033	(3)

Provision for credit losses	277	235	18	431	464	(7)
Noninterest expense	3,070	2,899	6	6,254	5,911	6
Income before income taxes	2,343	2,919	(20)	4,982	5,658	(12)
Income tax expense	644	803	(20)	1,370	1,556	(12)
Net income	$1,699	$2,116	(20)	$3,612	$4,102	(12)

Effective tax rate	27.5%	27.5%		27.5%	27.5%

Net interest yield	1.94	2.37		2.02	2.44
Efficiency ratio	53.97	47.88		53.61	49.12
Return on average allocated capital	13	17		14	17

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2025	2024	% Change	2025	2024	% Change
Total loans and leases	$387,864	$372,738	4%	$383,324	$373,173	3%
Total earning assets	636,286	555,834	14	621,625	555,895	12
Total assets	703,874	624,189	13	689,180	623,631	11
Total deposits	603,410	525,357	15	589,375	525,528	12
Allocated capital	50,750	49,250	3	50,750	49,250	3

Period end				June 30 2025	December 31 2024	% Change
Total loans and leases				$390,691	$379,473	3%
Total earning assets				671,098	603,481	11
Total assets				739,759	670,905	10
Total deposits				643,529	578,159	11
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
Three-Month Comparison
Net income for Global Banking decreased $417 million to $1.7 billion primarily driven by lower revenue and higher noninterest expense.
Net interest income decreased $194 million to $3.1 billion primarily due to the impact of lower interest rates, partially offset by the benefit of higher average deposit and loan balances.
Noninterest income decreased $169 million to $2.6 billion primarily due to lower leasing-related revenue and investment banking fees, valuation adjustments related to fair value option loans and net losses on economic hedges of certain commercial loans, partially offset by higher treasury service charges.
The provision for credit losses increased $42 million to $277 million primarily driven by loan growth and a dampened macroeconomic outlook, partially offset by improvement within the commercial real estate office portfolio.
Noninterest expense increased $171 million to $3.1 billion primarily due to continued investments in the business, including technology and operations.
The return on average allocated capital was 13 percent, down from 17 percent, due to lower net income and an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 11.
Six-Month Comparison
Net income for Global Banking decreased $490 million to $3.6 billion driven by lower revenue and higher noninterest expense, partially offset by lower provision for credit losses.
Net interest income decreased $503 million to $6.2 billion primarily due to the same factors as described in the three-month discussion.
Noninterest income increased $137 million to $5.4 billion primarily due to sales of certain leveraged finance positions and higher treasury service charges, partially offset by lower leasing-related revenue and investment banking fees.
The provision for credit losses decreased $33 million to $431 million primarily driven by improvement within the commercial real estate office portfolio.

15 Bank of America

Noninterest expense increased $343 million to $6.3 billion primarily due to the same factors as described in the three-month discussion.
The return on average allocated capital was 14 percent, down from 17 percent, due to the same factors as described in the three-month discussion.
Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of the results, which exclude certain investment banking and other activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Business Lending	$987	$1,260	$1,161	$1,247	$55	$58	$2,203	$2,565
Global Transaction Services	1,270	1,261	1,018	938	361	362	2,649	2,561
Total revenue, net of interest expense	$2,257	$2,521	$2,179	$2,185	$416	$420	$4,852	$5,126

Balance Sheet
Average
Total loans and leases	$177,238	$162,283	$198,717	$197,906	$11,861	$12,439	$387,816	$372,628
Total deposits	344,529	287,350	206,546	186,975	52,334	51,032	603,409	525,357

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Business Lending	$1,901	$2,325	$2,290	$2,527	$109	$117	$4,300	$4,969
Global Transaction Services	2,558	2,596	2,050	1,908	721	723	5,329	5,227
Total revenue, net of interest expense	$4,459	$4,921	$4,340	$4,435	$830	$840	$9,629	$10,196

Balance Sheet

Average
Total loans and leases	$174,179	$163,662	$197,254	$197,091	$11,820	$12,285	$383,253	$373,038
Total deposits	331,149	288,871	205,947	186,351	52,280	50,305	589,376	525,527

Period end
Year end
Total loans and leases	$179,017	$162,276	$199,794	$197,546	$11,856	$12,467	$390,667	$372,289
Total deposits	370,575	283,248	219,468	187,766	53,483	51,509	643,526	522,523
Business Lending revenue decreased $362 million for the three months ended June 30, 2025 compared to the same period a year ago primarily driven by lower net interest income and leasing-related revenue. Business Lending revenue decreased $669 million for the six months ended June 30, 2025 compared to the same period a year ago primarily driven by the same factors as described in the three-month discussion.
Global Transaction Services revenue increased $88 million for the three months ended June 30, 2025 primarily driven by the benefit of higher average deposit balances and treasury service charges, partially offset by the impact of lower interest rates. Global Transaction Services revenue increased $102 million for the six months ended June 30, 2025 primarily driven by the same factors as described in the three-month discussion.
Average loans and leases of $388 billion increased four percent for the three months ended June 30, 2025, and average loans and leases of $383 billion increased three percent for the six months ended June 30, 2025 due to client demand.
Average deposits of $603 billion increased 15 percent for the three months ended June 30, 2025, and average deposits of $589 billion increased 12 percent for the six months ended June 30, 2025 due to growth in deposit balances from new and existing clients.
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

Bank of America 16

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Products
Advisory	$291	$322	$333	$374	$630	$639	$717	$747
Debt issuance	346	363	837	880	755	746	1,779	1,765
Equity issuance	130	150	328	357	229	300	600	720
Gross investment banking fees	767	835	1,498	1,611	1,614	1,685	3,096	3,232
Self-led deals	(22)	(5)	(70)	(50)	(50)	(18)	(145)	(103)
Total investment banking fees	$745	$830	$1,428	$1,561	$1,564	$1,667	$2,951	$3,129
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, were $1.4 billion and $3.0 billion for the three and six months ended June 30, 2025. The three-month period decreased nine percent compared to the same period in 2024 primarily due to lower debt issuance, advisory and equity issuance fees. The six-month period decreased six percent compared to the same period in 2024 primarily due to lower equity issuance and advisory fees, partially offset by higher debt issuance fees.
Global Markets

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Net interest income	$1,267	$770	65%	$2,456	$1,451	69%
Noninterest income:
Investment and brokerage services	642	516	24	1,269	1,011	26
Investment banking fees	666	719	(7)	1,347	1,427	(6)
Market making and similar activities	3,300	3,218	3	6,922	7,048	(2)
All other income	105	236	(56)	570	405	41
Total noninterest income	4,713	4,689	1	10,108	9,891	2
Total revenue, net of interest expense	5,980	5,459	10	12,564	11,342	11

Provision for credit losses	22	(13)	n/m	50	(49)	n/m
Noninterest expense	3,806	3,486	9	7,617	6,978	9
Income before income taxes	2,152	1,986	8	4,897	4,413	11
Income tax expense	624	576	8	1,420	1,280	11
Net income	$1,528	$1,410	8	$3,477	$3,133	11

Effective tax rate	29.0%	29.0%		29.0%	29.0%

Efficiency ratio	63.63	63.83		60.62	61.52
Return on average allocated capital	13	13		14	14

Balance Sheet	Three Months Ended June 30			Six Months Ended June 30
Average	2025	2024	% Change	2025	2024	% Change
Trading-related assets:
Trading account securities	$343,971	$321,204	7%	$345,273	$322,207	7%
Reverse repurchases	169,064	139,901	21	156,405	136,991	14
Securities borrowed	146,889	139,705	5	141,872	137,278	3
Derivative assets	40,489	38,953	4	40,864	38,318	7
Total trading-related assets	700,413	639,763	9	684,414	634,794	8
Total loans and leases	176,368	135,106	31	168,043	134,431	25
Total earning assets	825,835	706,383	17	796,875	699,615	14
Total assets	1,023,011	908,525	13	996,323	901,952	10
Total deposits	38,040	31,944	19	38,423	32,265	19
Allocated capital	49,000	45,500	8	49,000	45,500	8

Period end				June 30 2025	December 31 2024	% Change
Total trading-related assets				$670,649	$580,557	16%
Total loans and leases				187,357	157,450	19
Total earning assets				806,289	687,678	17
Total assets				1,017,649	876,605	16
Total deposits				38,232	38,848	(2)
n/m = not meaningful

17 Bank of America

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
Three-Month Comparison
Net income for Global Markets increased $118 million to $1.5 billion for the three months ended June 30, 2025 compared to the same period in 2024. Net DVA losses totaled $51 million compared to losses of $1 million in 2024. Excluding net DVA, net income increased $156 million to $1.6 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $521 million to $6.0 billion primarily due to higher sales and trading revenue. Sales and trading revenue increased $647 million, and excluding net DVA, increased $697 million. These increases were primarily driven by higher revenue in FICC and Equities. For more information, see Sales and Trading Revenue in this section.
Noninterest expense increased $320 million to $3.8 billion primarily driven by higher revenue-related expenses and continued investments in the business, including people and technology.
Average total assets increased $114.5 billion to $1.0 trillion for the three months ended June 30, 2025 compared to the same period in 2024 driven by loan growth, higher levels of inventory and increased financing activity.
The return on average allocated capital was 13 percent, unchanged from the same period a year ago. For information on capital allocated to the business segments, see Business Segment Operations on page 11.
Six-Month Comparison
Net income for Global Markets increased $344 million to $3.5 billion for the six months ended June 30, 2025 compared to the same period in 2024. Net DVA losses were $32 million compared to losses of $86 million in 2024. Excluding net DVA, net income increased $303 million to $3.5 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $1.2 billion to $12.6 billion primarily due to higher sales and trading revenue and sales of certain leveraged finance positions. Sales and trading revenue, including and excluding net DVA, increased $1.2 billion. These increases were driven by higher revenue in FICC and Equities. For more information, see Sales and Trading Revenue in this section.
Noninterest expense increased $639 million to $7.6 billion primarily driven by the same factors as described in the three-month discussion.
Average total assets increased $94.4 billion to $996.3 billion for the six months ended June 30, 2025 compared to the same period in 2024 driven by loan growth, higher levels of inventory and increased financing activity. Period-end total assets increased $141.0 billion from December 31, 2024 to $1.0 trillion driven by the same factors as average total assets.
The return on average allocated capital was 14 percent, unchanged from the same period a year ago.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024
Sales and trading revenue (2)
Fixed-income, currencies and commodities	$3,193	$2,742	$6,671	$5,973
Equities	2,133	1,937	4,319	3,798
Total sales and trading revenue	$5,326	$4,679	$10,990	$9,771

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$3,247	$2,737	$6,710	$6,044
Equities	2,130	1,943	4,312	3,813
Total sales and trading revenue, excluding net DVA	$5,377	$4,680	$11,022	$9,857
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $214 million and $291 million for the three and six months ended June 30, 2025 compared to $142 million and $291 million for the same periods in 2024.
(3)Includes Global Banking sales and trading revenue of $212 million and $175 million for the three and six months ended June 30, 2025 compared to $186 million and $330 million for the same periods in 2024.
(4)FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains (losses) were $(54) million and $(39) million for the three and six months ended June 30, 2025 compared to $5 million and $(71) million for the same periods in 2024. Equities net DVA gains (losses) were $3 million and $7 million for the three and six months ended June 30, 2025 compared $(6) million and $(15) million for the same periods in 2024.

Bank of America 18

Three-Month Comparison
Including and excluding net DVA, FICC revenue increased $451 million and $510 million for the three months ended June 30, 2025 compared to the same period in 2024. These increases were driven by improved trading performance in macro products. Including and excluding net DVA, Equities revenue increased $196 million and $187 million driven by improved trading performance and increased client activity.
Six-Month Comparison
Including and excluding net DVA, FICC revenue increased $698 million and $666 million for the six months ended June 30, 2025 compared to the same period in 2024 due to the same factor as described in the three-month discussion. Including and excluding net DVA, Equities revenue increased $521 million and $499 million due to the same factors as described in the three-month discussion.
All Other

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Net interest income	$(21)	$6	n/m	$(43)	$44	n/m
Noninterest income (loss)	(1,791)	(1,761)	2%	(3,328)	(3,443)	(3)%
Total revenue, net of interest expense	(1,812)	(1,755)	3	(3,371)	(3,399)	(1)

Provision for credit losses	(9)	(2)	n/m	(17)	(13)	31
Noninterest expense	147	261	(44)	437	1,255	(65)
Loss before income taxes	(1,950)	(2,014)	(3)	(3,791)	(4,641)	(18)
Income tax benefit	(1,873)	(1,764)	6	(3,710)	(3,695)	—
Net loss	$(77)	$(250)	(69)	$(81)	$(946)	(91)

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2025	2024	% Change	2025	2024	% Change
Total loans and leases	$7,702	$8,598	(10)%	$7,857	$8,735	(10)%
Total assets (1)	351,849	381,539	(8)	349,853	368,010	(5)
Total deposits	103,500	115,766	(11)	106,925	107,552	(1)

Period end				June 30 2025	December 31 2024	% Change
Total loans and leases				$6,958	$8,177	(15)%
Total assets (1)				325,507	341,272	(5)
Total deposits				99,701	103,871	(4)
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $979.6 billion and $977.2 billion for the three and six months ended June 30, 2025 compared to $941.7 billion and $949.8 billion for the same periods in 2024, and period-end allocated assets were $1.0 trillion and $978.4 billion at June 30, 2025 and December 31, 2024.
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
Three-Month Comparison
The net loss in All Other decreased $173 million to $77 million primarily due to lower noninterest expense.
Noninterest expense decreased $114 million to $147 million primarily due to lower expenses related to a liquidating business activity.
The income tax benefit was $1.9 billion, relatively unchanged compared to the same period in 2024.
Six-Month Comparison
The net loss in All Other decreased $865 million to $81 million primarily due to lower noninterest expense.
Noninterest expense decreased $818 million to $437 million primarily due to a $700 million accrual recorded in the prior-year period for the increase in the Corporation’s estimated share of the FDIC special assessment and lower expenses related to a liquidating business activity.
The income tax benefit was $3.7 billion, relatively unchanged compared to the same period in 2024.

19 Bank of America

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
CCAR and Capital Planning
The Federal Reserve requires large BHCs to submit a capital plan and planned capital actions on an annual basis. We submitted our 2025 capital plan in April 2025 and received our results on June 27, 2025. Based on the results, under the current regulatory framework, our SCB is expected to be 2.5 percent, and our CET1 minimum requirement is expected to be 10.0 percent, effective October 1, 2025. The Federal Reserve is expected to provide the Corporation with its final SCB requirement by August 31, 2025. This requirement and its effective date may differ slightly if the Federal Reserve’s recent NPR on SCB is finalized and applied to 2025 supervisory stress tests. For more information, see Regulatory Developments in this section.
On July 24, 2024, the Board authorized a $25 billion common stock repurchase program, effective August 1, 2024 (2024 Repurchase Program). Pursuant to this authorization, during the three months ended June 30, 2025, we repurchased $5.3 billion of common stock. For more information, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 104 and Capital Management – CCAR and
Capital Planning in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
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
As part of our planned capital actions, during the three months ended June 30, 2025, the Corporation paid common stock dividends of $2.0 billion.
On July 23, 2025, the Board declared a quarterly common stock dividend of $0.28 per share, an increase of eight percent compared to the prior dividend. The dividend is payable on September 26, 2025 to shareholders of record as of September 5, 2025. The Board also authorized a $40 billion common stock repurchase program, effective August 1, 2025, to replace the 2024 Repurchase Program, which will expire on the same date.
On July 24, 2025, the Corporation issued 100,000 shares of 6.250% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series UU for $2.5 billion, with quarterly dividends commencing in October 2025. The Series UU preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends.
Regulatory Capital
As a BHC, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets (RWA) under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of June 30, 2025, the Corporation’s binding ratio was the Total capital ratio under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer (currently set to zero) and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely of CET1 capital. For the period from October 1, 2024 through September 30, 2025, the Corporation’s minimum CET1 ratio requirements are 10.7 percent under the Standardized approach and 10.0 percent under the Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the

Bank of America 20

Method 1 approach by, among other factors, including a measure of the Corporation’s reliance on short-term wholesale funding. The Corporation’s Method 1 G-SIB surcharge is 1.5 percent, and its Method 2 G-SIB surcharge is 3.0 percent. The Corporation’s Method 2 G-SIB surcharge is expected to increase to 3.5 percent on January 1, 2027, unless its surcharge calculated as of December 31, 2025 is lower than 3.5 percent. At June 30, 2025, the Corporation’s CET1 capital ratio of 11.5 percent under the Standardized approach exceeded its minimum CET1 capital ratio requirement.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. At June 30, 2025, our insured depository institution subsidiaries exceeded their requirement to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework.
Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2025 and December 31, 2024. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	June 30, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$201,200	$201,200
Tier 1 capital	224,684	224,684
Total capital (3)	259,508	249,000
Risk-weighted assets (in billions)	1,748	1,546
Common equity tier 1 capital ratio	11.5%	13.0%	10.7%
Tier 1 capital ratio	12.9	14.5	12.2
Total capital ratio	14.8	16.1	14.2

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,353	$3,353
Tier 1 leverage ratio	6.7%	6.7%	4.0

Supplementary leverage exposure (in billions)		$3,957
Supplementary leverage ratio		5.7%	5.0

	December 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$201,083	$201,083
Tier 1 capital	223,458	223,458
Total capital (3)	255,363	244,809
Risk-weighted assets (in billions)	1,696	1,490
Common equity tier 1 capital ratio	11.9%	13.5%	10.7%
Tier 1 capital ratio	13.2	15.0	12.2
Total capital ratio	15.1	16.4	14.2

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,240	$3,240
Tier 1 leverage ratio	6.9%	6.9%	4.0

Supplementary leverage exposure (in billions)		$3,818
Supplementary leverage ratio		5.9%	5.0
(1)As of January 1, 2025, CECL transition provision’s impact was fully phased-in. Capital ratios as of December 31, 2024 were calculated using the regulatory capital rule that allowed a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard on January 1, 2020.
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

At June 30, 2025, CET1 capital was $201.2 billion, an increase of $117 million from December 31, 2024, primarily due to earnings, largely offset by capital distributions. Tier 1 capital increased $1.2 billion driven by the same factors as CET1 capital as well as preferred stock issuances. Total capital under the Standardized approach increased $4.1 billion driven by the same factors as Tier 1 capital, as well as subordinated debt issuances and an increase in the adjusted allowance for credit losses included in Tier 2 capital. RWA under the Standardized approach, which drove the lower CET1 capital ratio at June 30, 2025, increased $52.5 billion during 2025 to $1,748 billion primarily driven by client activity in Global Markets and lending activity in GWIM and Global Banking. Supplementary leverage exposure at June 30, 2025 increased $138.3 billion primarily driven by increased activity in Global Markets.

21 Bank of America

Table 9 shows the capital composition at June 30, 2025 and December 31, 2024.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		June 30 2025	December 31 2024
Total common shareholders’ equity		$276,104	$272,400
CECL transitional amount (1)		—	627
Goodwill, net of related deferred tax liabilities		(68,649)	(68,649)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(8,452)	(8,097)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,410)	(1,440)
Defined benefit pension plan net assets		(817)	(786)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,349	1,491
Accumulated net (gain) loss on certain cash flow hedges (2)		3,094	5,629
Other		(19)	(92)
Common equity tier 1 capital		201,200	201,083
Qualifying preferred stock, net of issuance cost		23,494	22,391
Other		(10)	(16)
Tier 1 capital		224,684	223,458
Tier 2 capital instruments		20,634	18,592
Qualifying allowance for credit losses (3)		14,499	13,558
Other		(309)	(245)
Total capital under the Standardized approach		259,508	255,363
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(10,508)	(10,554)
Total capital under the Advanced approaches		$249,000	$244,809
(1)As of January 1, 2025, CECL transition provision’s impact was fully phased-in. December 31, 2024 includes 25 percent of the CECL transition provision’s impact as of December 31, 2021.
(2)Includes amounts in accumulated other comprehensive income (OCI) related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)December 31, 2024 includes the impact of transition provisions related to the CECL accounting standard.
Table 10 shows the components of RWA as measured under Basel 3 at June 30, 2025 and December 31, 2024.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		June 30, 2025		December 31, 2024
Credit risk		$1,670	$1,059	$1,623	$1,015
Market risk		78	78	73	73
Operational risk		n/a	357	n/a	359
Risks related to credit valuation adjustments		n/a	52	n/a	43
Total risk-weighted assets		$1,748	$1,546	$1,696	$1,490
n/a = not applicable

Bank of America 22

Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2025 and December 31, 2024. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	June 30, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$196,227	$196,227
Tier 1 capital	196,227	196,227
Total capital (3)	212,106	201,829
Risk-weighted assets (in billions)	1,481	1,188
Common equity tier 1 capital ratio	13.3%	16.5%	7.0%
Tier 1 capital ratio	13.3	16.5	8.5
Total capital ratio	14.3	17.0	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,584	$2,584
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$3,063
Supplementary leverage ratio		6.4%	6.0

	December 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$194,341	$194,341
Tier 1 capital	194,341	194,341
Total capital (3)	209,256	198,923
Risk-weighted assets (in billions)	1,444	1,151
Common equity tier 1 capital ratio	13.5%	16.9%	7.0%
Tier 1 capital ratio	13.5	16.9	8.5
Total capital ratio	14.5	17.3	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,546	$2,546
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$3,015
Supplementary leverage ratio		6.4%	6.0
(1)As of January 1, 2025, CECL transition provision’s impact was fully phased-in. Capital ratios as of December 31, 2024 were calculated using the regulatory capital rule that allowed a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)Risk-based capital regulatory minimums at both June 30, 2025 and December 31, 2024 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of June 30, 2025 and December 31, 2024.

23 Bank of America

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	June 30, 2025
Total eligible balance	$473,316		$235,503
Percentage of risk-weighted assets (4)	27.1%	22.0%	13.5%	9.0%
Percentage of supplementary leverage exposure	12.0	9.5	6.0	4.5

	December 31, 2024
Total eligible balance	$459,857		$220,666
Percentage of risk-weighted assets (4)	27.1%	22.0%	13.0%	9.0%
Percentage of supplementary leverage exposure	12.0	9.5	5.8	4.5
(1)As of January 1, 2025, CECL transition provision’s impact was fully phased-in. TLAC ratios as of December 31, 2024 were calculated using the regulatory capital rule that allowed a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
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
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of June 30, 2025 and December 31, 2024.
Regulatory Developments
On June 27, 2025, the Federal Reserve issued an NPR that would modify enhanced supplementary leverage ratio requirements for bank holding companies and their depository institution subsidiaries, with corresponding revisions to TLAC and long-term debt requirements. Under this NPR, static buffer requirements would be replaced with a dynamic buffer requirement equal to 50 percent of the G-SIB’s Method 1 surcharge, which is expected to reduce leverage-based capital requirements. For more information on Method 1 and Method 2, see Minimum Capital Requirements in this section.
On April 17, 2025, the Federal Reserve issued an NPR to modify annual stress testing and resulting SCB requirements. Under this NPR, results from the two most recent annual supervisory stress tests would be averaged to determine the Corporation’s SCB requirement. In addition, the annual effective date of the SCB requirement would change from October 1st of the current year to January 1st of the following year, providing banks with additional time to comply with their new capital requirements. To the extent modifications to the SCB calculation are adopted as proposed and applied to the 2025 CCAR supervisory stress tests, the Corporation’s results indicate an SCB of 2.7 percent, which would make its CET1 minimum requirement 10.2 percent, effective January 1, 2026.
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At June 30, 2025, BofAS had tentative net capital of $25.1 billion. BofAS also had regulatory net capital of $20.2 billion, which exceeded the minimum requirement of $5.0 billion.
MLPF&S provides retail services. At June 30, 2025, MLPF&S' regulatory net capital was $7.1 billion, which exceeded the minimum requirement of $162 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At June 30, 2025, MLI’s capital resources were $33.4 billion, which exceeded the minimum Pillar 1 requirement of $14.0 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At June 30, 2025, BofASE's capital resources were $12.3 billion, which exceeded the minimum Pillar 1 requirement of $4.1 billion.
In addition, MLI and BofASE remained conditionally registered with the SEC as security-based swap dealers, and maintained net liquid assets at June 30, 2025 that exceeded the applicable minimum requirements under the Exchange Act. The entities are also registered as swap dealers with the CFTC and met applicable capital requirements at June 30, 2025.

Bank of America 24

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
Table 13 presents average GLS for the three months ended June 30, 2025 and December 31, 2024.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	June 30 2025	December 31 2024
Bank entities	$749	$777
Nonbank and other entities (1)	189	176
Total Average Global Liquidity Sources	$938	$953
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $335 billion and $328 billion at June 30, 2025 and December 31, 2024. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
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

25 Bank of America

Table 14 presents the composition of average GLS for the three months ended June 30, 2025 and December 31, 2024.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	June 30 2025	December 31 2024
Cash on deposit	$271	$315
U.S. Treasury securities	353	313
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	280	296
Non-U.S. government securities	34	29
Total Average Global Liquidity Sources	$938	$953
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $645 billion and $623 billion for the three months ended June 30, 2025 and December 31, 2024. For the same periods, the average consolidated LCR was 114 percent and 113 percent. Our LCR fluctuates due to normal business flows from customer activity.
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
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. For both the three months ended March 31, 2025 and June 30, 2025, the average consolidated NSFR was 120 percent.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $2.01 trillion and $1.97 trillion at June 30, 2025 and December 31, 2024. Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Deposits
Our deposit base is well-diversified by clients, geography and product type across our business segments. At June 30, 2025, 47 percent of our deposits were in Consumer Banking, 14 percent in GWIM and 32 percent in Global Banking. We consider a substantial portion of our deposit base to be a stable, low-cost and consistent source of liquidity. At June 30, 2025 approximately 69 percent of consumer and small business deposits and approximately 79 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at June 30, 2025 and December 31, 2024, 26 percent and 27 percent of our deposits were noninterest bearing and included operating accounts of our consumer and commercial clients. Deposits at June 30, 2025 increased $46.1 billion from December 31, 2024 primarily due to deposit growth in Global Banking from new and existing clients.
During the three months ended June 30, 2025 and 2024, rates paid on deposits were 58 bps and 60 bps in Consumer Banking, 247 bps and 314 bps in GWIM, and 277 bps and 318 bps in Global Banking. For information on rates paid on consolidated deposit balances, see Table 6 on page 9.
Long-term Debt
During the six months ended June 30, 2025, we issued $56.0 billion of long-term debt consisting of $29.0 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $12.6 billion of notes issued by Bank of America, N.A. and $14.4 billion of other debt.
During the six months ended June 30, 2025, we had total long-term debt maturities and redemptions in the aggregate of $35.1 billion consisting of $21.1 billion for Bank of America Corporation, $7.9 billion for Bank of America, N.A. and $6.1 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at June 30, 2025.

Bank of America 26

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$2,815	$11,742	$24,139	$30,354	$25,715	$100,951	$195,716
Senior structured notes	1,217	2,859	838	600	1,229	14,778	21,521
Subordinated notes	153	4,897	2,056	907	—	17,633	25,646
Junior subordinated notes	—	—	194	—	—	557	751
Total Bank of America Corporation	4,185	19,498	27,227	31,861	26,944	133,919	243,634
Bank of America, N.A.
Senior notes	2,400	13,035	—	653	—	—	16,088
Subordinated notes	—	—	—	—	—	1,415	1,415
Advances from Federal Home Loan Banks	448	679	3	8	2	35	1,175
Securitizations and other Bank VIEs (2)	1,250	2,701	1,599	2,140	481	197	8,368
Other	77	75	33	73	91	—	349
Total Bank of America, N.A.	4,175	16,490	1,635	2,874	574	1,647	27,395
Other debt
Structured liabilities	3,106	9,133	5,725	3,689	3,278	16,990	41,921
Nonbank VIEs (2)	—	—	—	—	—	468	468
Total other debt	3,106	9,133	5,725	3,689	3,278	17,458	42,389
Total long-term debt	$11,466	$45,121	$34,587	$38,424	$30,796	$153,024	$313,418
(1)Total includes $183.1 billion of outstanding senior notes that are both TLAC eligible and callable one year before their stated maturities, including $8.9 billion during the remainder of 2025, and $24.1 billion, $27.2 billion, $26.9 billion and $8.4 billion during each year of 2026 through 2029, respectively, and $87.6 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt increased $30.1 billion to $313.4 billion during the six months ended June 30, 2025 primarily due to debt issuances and valuation adjustments, partially offset by maturities. We may, from time to time, repurchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the six months ended June 30, 2025, we issued $19.1 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
The ratings and outlooks from Moody's Investors Service, Standard & Poor’s Global Ratings and Fitch Ratings for the Corporation have not changed from those disclosed in the Corporation's 2024 Annual Report on Form 10-K. On May 19, 2025, Moody’s Investors Service downgraded its rating for the long-term senior debt of BANA to Aa2 from Aa1, removing one notch of rating uplift for government support as a consequence of the agency’s recent downgrade of U.S. sovereign debt. The ratings and outlooks from Standard & Poor’s Global Ratings and Fitch Ratings for the Corporation’s rated subsidiaries have not changed from those disclosed in the Corporation's 2024 Annual Report on Form 10-K.
For more information on additional collateral and termination payments that could be required in connection with certain over-the-counter derivative contracts and other trading agreements in the event of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K.

27 Bank of America

Table 16	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A1	P-1	Stable	A-	A-2	Stable	AA-	F1+	Stable
Bank of America, N.A.	Aa2	P-1	Stable	A+	A-1	Stable	AA	F1+	Stable
Bank of America Europe Designated Activity Company	n/a	n/a	n/a	A+	A-1	Stable	AA	F1+	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	n/a	n/a	Stable	A+	A-1	Stable	AA	F1+	Stable
BofA Securities, Inc.	n/a	n/a	Stable	A+	A-1	Stable	AA	F1+	Stable
Merrill Lynch International	n/a	n/a	n/a	A+	A-1	Stable	AA	F1+	Stable
BofA Securities Europe SA	n/a	n/a	n/a	A+	A-1	Stable	AA	F1+	Stable
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at June 30, 2025. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
Credit Risk Management
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management on page 28, Commercial Portfolio Credit Risk Management on page 33, Non-U.S. Portfolio on page 39, Allowance for Credit Losses on page 40, Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements, and Credit Risk Management in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K. For more information on the Corporation’s credit risks, see the Credit section within Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K. For more information on the Corporation’s economic and geopolitical risks, see the Geopolitical section within Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K.
During the six months ended June 30, 2025, our net charge-off ratio decreased compared to the same period in 2024 primarily driven by lower commercial real estate office charge-offs. Commercial reservable criticized exposure increased compared to December 31, 2024 driven by the commercial and industrial portfolio. Nonperforming loans remained relatively unchanged compared to December 31, 2024. Uncertainty remains regarding broader economic impacts as a result of ongoing negotiations and developments regarding international trade policies, higher costs associated with inflationary pressures experienced over the past several years, elevated rates as well as the current geopolitical environment, and could lead to adverse impacts to credit quality metrics in future periods.
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
Consumer Credit Portfolio
During the six months ended June 30, 2025, the U.S. unemployment rate and home prices remained relatively stable. During the three months ended June 30, 2025, net charge-offs were $1.1 billion, unchanged from the same period a year ago. During the six months ended June 30, 2025, net charge-offs increased $91 million to $2.2 billion compared to the same period in 2024, primarily due to the credit card portfolio.
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
Table 17 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Bank of America 28

Table 17	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		June 30 2025	December 31 2024	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Residential mortgage (1)		$235,313	$228,199	$2,008	$2,052	$196	$229
Home equity		26,142	25,737	393	409	—	—
Credit card		101,209	103,566	n/a	n/a	1,257	1,401
Direct/Indirect consumer (2)		109,730	107,122	163	186	8	1
Other consumer		165	151	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$472,559	$464,775	$2,564	$2,647	$1,461	$1,631
Loans accounted for under the fair value option (3)		214	221
Total consumer loans and leases		$472,773	$464,996
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.54%	0.57%	0.31%	0.35%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.55	0.58	0.27	0.31
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2025 and December 31, 2024, residential mortgage included $117 million and $119 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $79 million and $110 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $54.8 billion and $54.9 billion, U.S. securities-based lending loans of $51.2 billion and $48.7 billion at June 30, 2025 and December 31, 2024, and non-U.S. consumer loans of $2.9 billion and $2.8 billion at June 30, 2025 and December 31, 2024.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At June 30, 2025 and December 31, 2024, loans accounted for under the fair value option that were past due 90 days or more and not accruing interest were insignificant.
n/a= not applicable
Table 18 presents net charge-offs and related ratios for consumer loans and leases.

Table 18	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Residential mortgage	$2	$—	$2	$3	—%	—%	—%	—%
Home equity	(10)	(14)	(22)	(27)	(0.15)	(0.23)	(0.17)	(0.21)
Credit card	954	955	1,955	1,854	3.82	3.88	3.94	3.75
Direct/Indirect consumer	47	51	117	116	0.17	0.20	0.22	0.23
Other consumer	66	67	126	141	n/m	n/m	n/m	n/m
Total	$1,059	$1,059	$2,178	$2,087	0.90	0.93	0.94	0.92
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 50 percent of consumer loans and leases at June 30, 2025. Approximately 50 percent of the residential mortgage portfolio was in Consumer Banking, 46 percent was in GWIM and the remaining portion was in Global Markets and All Other.
Outstanding balances in the residential mortgage portfolio increased $7.1 billion during the six months ended June 30, 2025, primarily due to a loan portfolio acquisition in the first quarter of 2025.
At June 30, 2025 and December 31, 2024, the residential mortgage portfolio included $9.5 billion and $9.9 billion of outstanding fully-insured loans, of which $1.9 billion and $2.0 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 19 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

29 Bank of America

Table 19	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		June 30 2025	December 31 2024	June 30 2025	December 31 2024
Outstandings		$235,313	$228,199	$225,801	$218,287
Accruing past due 30 days or more		1,507	1,494	1,089	1,007
Accruing past due 90 days or more		196	229	—	—
Nonperforming loans (2)		2,008	2,052	2,008	2,052
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	—	—
Refreshed FICO below 620		2	1	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio decreased $44 million to $2.0 billion during the six months ended June 30, 2025. Of the nonperforming residential mortgage loans at June 30, 2025, $1.3 billion, or 62 percent, were current on contractual payments. Excluding fully-insured loans, loans accruing past due 30 days or more increased $82 million to $1.1 billion during the six months ended June 30, 2025.
Of the $225.8 billion in total residential mortgage loans outstanding at June 30, 2025, $64.4 billion, or 29 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.6 billion, or six percent, at June 30, 2025. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At June 30, 2025, $40 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.1 billion, or less than one percent, for the entire residential mortgage portfolio. In addition, at June 30, 2025, $197 million, or six percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $57 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three years to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2027 or later.
Table 20 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island Metropolitan Statistical Area (MSA) made up 15 percent of outstandings at both June 30, 2025 and December 31, 2024. The Los Angeles-Long Beach-Santa Ana MSA within California represented 14 percent of outstandings at both June 30, 2025 and December 31, 2024.

Table 20	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	June 30 2025	December 31 2024	June 30 2025	December 31 2024	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2025	2024	2025	2024
California	$81,777	$81,729	$584	$602	$2	$—	$2	$2
New York	25,912	25,827	299	318	—	1	—	1
Florida	16,476	15,715	147	142	—	(1)	—	(1)
Massachusetts	9,763	7,926	51	43	—	—	—	—
New Jersey	9,469	8,568	89	88	—	(1)	—	(1)
Other	82,404	78,522	838	859	—	1	—	2
Residential mortgage loans	$225,801	$218,287	$2,008	$2,052	$2	$—	$2	$3
Fully-insured loan portfolio	9,512	9,912
Total residential mortgage loan portfolio	$235,313	$228,199
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At June 30, 2025, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At June 30, 2025, 85 percent of the home equity portfolio was in Consumer Banking, 10 percent was in GWIM and the remainder of the portfolio was in All Other. Outstanding balances in the home equity portfolio increased $405 million during the six months ended June 30, 2025 primarily due to draws on existing lines and new originations outpacing paydowns. Of the total home equity portfolio at June 30, 2025 and December 31, 2024, $9.0 billion and $9.2 billion, or 35 percent and 36 percent, were in first-lien positions. At June 30, 2025, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.6 billion, or 18 percent, of our total home equity portfolio.

Bank of America 30

Unused HELOCs totaled $43.8 billion and $44.3 billion at June 30, 2025 and December 31, 2024. The HELOC utilization rate was 36 percent at both June 30, 2025 and December 31, 2024.
Table 21 presents certain home equity portfolio key credit statistics.

Table 21	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	June 30 2025	December 31 2024
Outstandings	$26,142	$25,737
Accruing past due 30 days or more	79	84
Nonperforming loans (2)	393	409
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	3	2
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio decreased $16 million to $393 million during the six months ended June 30, 2025. Of the nonperforming home equity loans at June 30, 2025, $245 million, or 62 percent, were current on contractual payments. In addition, $80 million, or 20 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged during the six months ended June 30, 2025.
Of the $26.1 billion in total home equity portfolio outstandings at June 30, 2025, as shown in Table 21, eight percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $3.2 billion at June 30, 2025. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At June 30, 2025, $29 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at June 30, 2025, $229 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During the six months ended June 30, 2025, 24 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 22 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both June 30, 2025 and December 31, 2024. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent and 11 percent of the outstanding home equity portfolio at June 30, 2025 and December 31, 2024.

Table 22	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	June 30 2025	December 31 2024	June 30 2025	December 31 2024	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2025	2024	2025	2024
California	$7,119	$7,038	$102	$102	$(3)	$(2)	$(5)	$(5)
Florida	2,548	2,542	45	47	(1)	(2)	(2)	(4)
New Jersey	1,817	1,817	30	34	(1)	(2)	(2)	(4)
Texas	1,601	1,521	17	17	—	—	—	—
New York	1,435	1,447	57	62	(1)	(2)	(3)	(2)
Other	11,622	11,372	142	147	(4)	(6)	(10)	(12)
Total home equity loan portfolio	$26,142	$25,737	$393	$409	$(10)	$(14)	$(22)	$(27)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At June 30, 2025, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $2.4 billion during the six months ended June 30, 2025 to $101.2 billion, as payments more than offset purchase volume and card transfers. Net charge-offs were relatively unchanged at $954 million and increased $101 million to $2.0 billion during the three and six months ended June 30, 2025 compared to the same periods in 2024. Credit card loans 30 days or more past due decreased $250 million, and 90 days or more past due decreased $144 million during the six months ended June 30, 2025.
Unused lines of credit for credit card increased to $410.5 billion at June 30, 2025 from $398.7 billion at December 31, 2024.
Table 23 presents certain state concentrations for the credit card portfolio.

31 Bank of America

Table 23	Credit Card State Concentrations

	Outstandings		Past Due 90 Days or More		Net Charge-offs
	June 30 2025	December 31 2024	June 30 2025	December 31 2024	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2025	2024	2025	2024
California	$16,803	$17,289	$230	$253	$186	$177	$379	$338
Florida	10,572	10,794	175	199	126	130	267	253
Texas	8,990	9,121	126	142	94	94	193	184
New York	5,610	5,765	75	84	58	60	118	122
Washington	5,545	5,586	45	46	32	31	63	58
Other	53,689	55,011	606	677	458	463	935	899
Total credit card portfolio	$101,209	$103,566	$1,257	$1,401	$954	$955	$1,955	$1,854
Direct/Indirect Consumer
At June 30, 2025, 50 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 50 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased $2.6 billion during the six months ended June 30, 2025 to $109.7 billion driven by increases in securities-based lending.
Table 24 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 24	Direct/Indirect State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	June 30 2025	December 31 2024	June 30 2025	December 31 2024	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2025	2024	2025	2024
California	$16,255	$16,017	$33	$38	$12	$12	$29	$27
Florida	14,810	14,573	19	23	7	6	15	15
Texas	10,425	10,164	17	18	6	7	14	15
New York	7,727	7,820	14	15	2	3	7	7
New Jersey	4,468	4,429	6	7	2	2	3	4
Other	56,045	54,119	74	85	18	21	49	48
Total direct/indirect loan portfolio	$109,730	$107,122	$163	$186	$47	$51	$117	$116
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 25 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and six months ended June 30, 2025 and 2024. During the six months ended June 30, 2025, nonperforming consumer loans of $2.6 billion remained relatively unchanged.
At June 30, 2025, $442 million, or 17 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at June 30, 2025, $1.6 billion, or 60 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
During the six months ended June 30, 2025, foreclosed properties increased $5 million to $94 million.

Bank of America 32

Table 25	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024
Nonperforming loans and leases, beginning of period	$2,613	$2,697	$2,647	$2,712
Additions	264	223	506	477
Reductions:
Paydowns and payoffs	(132)	(118)	(243)	(249)
Sales	(1)	(1)	(2)	(2)
Returns to performing status (1)	(157)	(121)	(311)	(234)
Charge-offs	(13)	(7)	(18)	(17)
Transfers to foreclosed properties	(10)	(2)	(15)	(16)
Total net reductions to nonperforming loans and leases	(49)	(26)	(83)	(41)
Total nonperforming loans and leases, June 30	2,564	2,671	2,564	2,671
Foreclosed properties, June 30	94	114	94	114
Nonperforming consumer loans, leases and foreclosed properties, June 30 (2)	$2,658	$2,785	$2,658	$2,785
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)	0.54%	0.58%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)	0.56	0.61
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Includes repossessed non-real estate assets of $33 million and $22 million at June 30, 2025 and 2024.
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
Commercial Credit Portfolio
Outstanding commercial loans and leases increased $43.4 billion during the six months ended June 30, 2025 due to growth in U.S. and non-U.S. commercial, primarily in Global Markets and Global Banking. During the six months ended June 30, 2025, commercial credit quality remained relatively stable as the reservable criticized utilized exposure rate improved to 3.98 percent from 4.01 percent as of December 31, 2024. Nonperforming commercial loans increased $89 million during the six months ended June 30, 2025 primarily due to non-U.S. and U.S. commercial. Commercial net charge-offs decreased $8 million and $145 million to $466 million and $799 million during the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to lower charge-offs in the commercial real estate office portfolio.
With the exception of the office property type, which is further discussed in the Commercial Real Estate section herein, credit quality of commercial borrowers has remained relatively stable since December 31, 2024; however, we are closely monitoring emerging trends, including ongoing negotiations and developments regarding international trade policies, as well as borrower performance in the current environment. Recent demand for office space continues to be stagnant, and future demand for office space continues to be uncertain as companies evaluate space needs with employment models that utilize a mix of remote and conventional office use.
The commercial allowance for loan and lease losses of $4.7 billion remained relatively unchanged during the six months ended June 30, 2025. For more information, see Allowance for Credit Losses on page 40.
Total commercial utilized credit exposure increased $40.5 billion during the six months ended June 30, 2025 to $780 billion driven by higher loans and leases, partially offset by a decrease in loans held-for-sale. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 56 percent and 55 percent at June 30, 2025 and December 31, 2024.
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

33 Bank of America

Table 26	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	June 30 2025	December 31 2024	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Loans and leases	$674,283	$630,839	$553,956	$535,675	$1,228,239	$1,166,514
Derivative assets (5)	42,711	40,948	—	—	42,711	40,948
Standby letters of credit and financial guarantees	33,290	33,147	1,856	1,889	35,146	35,036
Debt securities and other investments	18,874	19,133	3,031	4,407	21,905	23,540
Loans held-for-sale	3,402	7,985	7,097	5,003	10,499	12,988
Operating leases	5,541	5,608	—	—	5,541	5,608
Commercial letters of credit	854	839	—	111	854	950
Other	1,049	1,004	—	—	1,049	1,004
Total	$780,004	$739,503	$565,940	$547,085	$1,345,944	$1,286,588
(1)Commercial utilized exposure includes loans of $6.6 billion and $4.0 billion accounted for under the fair value option at June 30, 2025 and December 31, 2024.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $2.2 billion at both June 30, 2025 and December 31, 2024.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $11.0 billion and $10.4 billion at June 30, 2025 and December 31, 2024.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $29.3 billion and $30.1 billion at June 30, 2025 and December 31, 2024. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $62.0 billion and $59.7 billion at June 30, 2025 and December 31, 2024, which consists primarily of other marketable securities.
Nonperforming commercial loans increased $89 million during the six months ended June 30, 2025, primarily due to non-U.S. commercial and U.S. commercial. Table 27 presents our commercial loans and leases portfolio and related credit quality information at June 30, 2025 and December 31, 2024.

Table 27	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2025	December 31 2024	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Commercial and industrial:
U.S. commercial	$415,423	$386,990	$1,277	$1,204	$66	$90
Non-U.S. commercial	148,675	137,518	102	8	3	4
Total commercial and industrial	564,098	524,508	1,379	1,212	69	94
Commercial real estate	65,676	65,730	1,964	2,068	16	6
Commercial lease financing	15,752	15,708	35	20	7	3
	645,526	605,946	3,378	3,300	92	103
U.S. small business commercial (1)	22,108	20,865	39	28	198	197
Commercial loans excluding loans accounted for under the fair value option	$667,634	$626,811	$3,417	$3,328	$290	$300
Loans accounted for under the fair value option (2)	6,649	4,028
Total commercial loans and leases	$674,283	$630,839
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.5 billion and $2.8 billion and non-U.S. commercial of $4.1 billion and $1.3 billion at June 30, 2025 and December 31, 2024 For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 28 presents net charge-offs and related ratios for the six months ended June 30, 2025 and 2024.

Table 28	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Commercial and industrial:
U.S. commercial	$129	$87	$199	$153	0.13%	0.10%	0.10%	0.08%
Non-U.S. commercial	—	(3)	7	(12)	—	(0.01)	0.01	(0.02)
Total commercial and industrial	129	84	206	141	0.09	0.07	0.08	0.06
Commercial real estate	202	272	325	576	1.24	1.53	1.00	1.62
Commercial lease financing	1	—	1	1	0.02	—	0.01	0.01
	332	356	532	718	0.21	0.25	0.17	0.25
U.S. small business commercial	134	118	267	226	2.48	2.35	2.52	2.28
Total commercial	$466	$474	$799	$944	0.29	0.32	0.25	0.32
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
Table 29 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the
Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable

Bank of America 34

criticized utilized exposure increased $1.4 billion during the six months ended June 30, 2025 primarily driven by U.S. and non-U.S. commercial. At June 30, 2025 and December 31, 2024,
90 percent and 91 percent of commercial reservable criticized utilized exposure was secured.

Table 29		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	June 30, 2025		December 31, 2024
Commercial and industrial:
U.S. commercial	$14,105	3.19%	$13,387	3.23%
Non-U.S. commercial	2,307	1.49	1,955	1.37
Total commercial and industrial	16,412	2.75	15,342	2.75
Commercial real estate	10,262	15.28	10,168	15.17
Commercial lease financing	420	2.66	291	1.85
	27,094	3.99	25,801	4.03
U.S. small business commercial	810	3.66	694	3.33
Total commercial reservable criticized utilized exposure	$27,904	3.98	$26,495	4.01
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $27.0 billion and $25.5 billion and commercial letters of credit of $860 million and $977 million at June 30, 2025 and December 31, 2024.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At June 30, 2025, 59 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 24 percent in Global Markets, 15 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $28.4 billion, or seven percent, during the six months ended June 30, 2025 primarily driven by Global Markets and Global Banking. Reservable criticized utilized exposure increased $718 million, or five percent, driven by a broad range of industries.
Non-U.S. Commercial
At June 30, 2025, 53 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 46 percent in Global Markets. Non-U.S. commercial loans increased $11.2 billion, or eight percent, during the six months ended June 30, 2025 primarily driven by Global Markets. Reservable criticized utilized exposure increased $352 million, or 18 percent. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 39.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans remained relatively unchanged during the six months ended June 30, 2025. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 21 percent of commercial real estate at both June 30, 2025 and December 31, 2024.
Reservable criticized utilized exposure for commercial real estate was $10.3 billion at June 30, 2025, relatively unchanged from December 31, 2024. Office loans represented the largest property type concentration at 20 percent of the commercial real estate portfolio at June 30, 2025, and approximately one percent of total loans for the Corporation. This property type is roughly 80 percent Class A and had an origination loan-to-value of approximately 55 percent.
Reservable criticized exposure for the office property type was $4.5 billion at June 30, 2025, representing a decrease of $575 million, or 11 percent, from December 31, 2024, with an aggregate loan-to-value of approximately 80 percent based on property appraisals completed in the last twelve months. Approximately $2.1 billion of office loans are scheduled to mature by the end of 2025.
During the three and six months ended June 30, 2025, net charge-offs decreased $70 million and $251 million to $202 million and $325 million compared to the same periods in 2024. Net charge-offs decreased primarily due to client-related resolution activities. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 30 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

35 Bank of America

Table 30	Outstanding Commercial Real Estate Loans

(Dollars in millions)	June 30 2025	December 31 2024
By Geographic Region
Northeast	$15,613	$14,708
California	13,483	13,712
Southwest	7,614	7,719
Southeast	6,733	6,914
Florida	4,921	4,410
Midsouth	2,758	2,487
Illinois	2,657	2,996
Midwest	2,582	2,468
Northwest	1,595	1,979
Non-U.S.	6,000	6,109
Other	1,720	2,228
Total outstanding commercial real estate loans	$65,676	$65,730
By Property Type
Non-residential
Office	$13,273	$15,061
Industrial / Warehouse	12,354	13,166
Multi-family rental	11,085	11,022
Shopping centers / Retail	5,918	5,603
Hotel / Motels	4,507	4,680
Multi-use	2,511	2,162
Other	14,933	13,179
Total non-residential	64,581	64,873
Residential	1,095	857
Total outstanding commercial real estate loans	$65,676	$65,730
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking. Credit card-related products were 52 percent and 53 percent of the U.S. small business commercial portfolio at June 30, 2025 and December 31, 2024 and represented 98 percent of net charge-offs for both the three and six months ended June 30, 2025. Accruing loans that were past due 90 days or more remained relatively unchanged during the six months ended June 30, 2025.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 31 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and six months ended June 30, 2025 and 2024. Nonperforming loans do not include loans accounted for under the fair value option. During the six months ended June 30, 2025, nonperforming commercial loans and leases increased $89 million to $3.4 billion. At June 30, 2025, nearly 100 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 51 percent were contractually current. Commercial nonperforming loans were carried at 82 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Bank of America 36

Table 31	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024
Nonperforming loans and leases, beginning of period	$3,470	$3,186	$3,328	$2,773
Additions	1,105	704	1,749	1,710
Reductions:
Paydowns	(484)	(505)	(759)	(725)
Sales	(107)	(9)	(107)	(10)
Returns to performing status (3)	(219)	(129)	(228)	(133)
Charge-offs	(348)	(357)	(566)	(725)
Transfers to foreclosed properties	—	(88)	—	(88)
Total net additions to nonperforming loans and leases	(53)	(384)	89	29
Total nonperforming loans and leases, June 30	3,417	2,802	3,417	2,802
Foreclosed properties, June 30	29	104	29	104
Nonperforming commercial loans, leases and foreclosed properties, June 30	$3,446	$2,906	$3,446	$2,906
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.51%	0.47%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.52	0.49
(1)Balances do not include nonperforming loans held-for-sale of $481 million and $707 million at June 30, 2025 and 2024.
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
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $59.4 billion during the six months ended June 30, 2025 to $1.3 trillion. The increase in commercial committed exposure was concentrated in Finance companies, Asset managers and funds and Capital goods.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Risk Mitigation in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $210.5 billion, increased $16.5 billion, or nine percent, during the six months ended June 30, 2025, which was primarily driven by investment-grade exposures.

Finance companies, our second largest industry concentration with committed exposure of $119.8 billion, increased $18.0 billion, or 18 percent, during the six months ended June 30, 2025. The increase in committed exposure was primarily driven by increases in Consumer finance, Thrifts and mortgage finance and Diversified financials.
Capital goods, our third largest industry concentration with committed exposure of $104.1 billion, increased $5.3 billion, or five percent, during the six months ended June 30, 2025. The increase in committed exposure was driven by increases in Trading companies and distributors, Machinery, and Construction and engineering, partially offset by a decrease in Industrial conglomerates.
Various macroeconomic challenges, including geopolitical tensions, higher costs associated with inflationary pressures experienced over the past several years, elevated interest rates and ongoing negotiations and developments regarding international trade policies have led to uncertainty in the U.S. and global economies and have adversely impacted, and may continue to adversely impact, a number of industries. We continue to monitor these risks.

37 Bank of America

Table 32	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Asset managers and funds	$133,225	$118,123	$210,455	$193,947
Finance companies	87,100	74,975	119,835	101,828
Capital goods	55,105	51,367	104,108	98,780
Real estate (3)	69,699	69,841	96,793	95,981
Healthcare equipment and services	36,898	35,964	66,644	65,819
Materials	29,640	26,797	62,004	58,128
Consumer services	29,936	28,391	55,174	53,054
Retailing	26,763	24,449	54,041	53,471
Food, beverage and tobacco	25,149	25,763	50,436	54,370
Government and public education	32,747	32,682	50,402	48,204
Individuals and trusts	36,754	35,457	50,167	50,353
Commercial services and supplies	24,953	24,409	45,806	43,451
Utilities	19,280	18,186	43,748	42,107
Transportation	24,424	24,135	35,831	35,743
Energy	13,771	13,857	35,790	35,510
Technology hardware and equipment	10,638	11,526	31,429	30,093
Software and services	11,326	11,158	30,458	27,383
Global commercial banks	23,509	22,641	27,339	25,220
Vehicle dealers	18,618	18,194	24,496	23,855
Media	11,343	12,130	23,854	24,023
Insurance	11,055	12,640	23,077	23,445
Consumer durables and apparel	10,244	8,987	22,264	21,823
Pharmaceuticals and biotechnology	7,301	7,378	22,150	21,717
Automobiles and components	8,109	8,172	17,355	16,268
Telecommunication services	7,049	8,571	16,312	18,759
Food and staples retailing	6,645	7,206	12,488	12,777
Financial markets infrastructure (clearinghouses)	6,355	4,219	9,431	6,413
Religious and social organizations	2,368	2,285	4,057	4,066
Total commercial credit exposure by industry	$780,004	$739,503	$1,345,944	$1,286,588
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $11.0 billion and $10.4 billion at June 30, 2025 and December 31, 2024.
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
At June 30, 2025 and December 31, 2024, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $16.0 billion and $10.4 billion. We recorded net losses of $59 million and $56 million for the three and six months ended June 30, 2025 compared to net gains of $9 million and net losses of $16 million for the three and six months ended June 30, 2024. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for the exposures under the fair value option are included in the fair value option portfolio information in Table 38. For more information, see Trading Risk Management on page 42.
Tables 33 and 34 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2025 and December 31, 2024.

Table 33	Net Credit Default Protection by Maturity

	June 30 2025	December 31 2024
Less than or equal to one year	22%	24%
Greater than one year and less than or equal to five years	77	76
Greater than five years	1	—
Total net credit default protection	100%	100%

Bank of America 38

Table 34	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	June 30, 2025		December 31, 2024
Ratings (2, 3)
AAA	$(195)	1.2%	$(120)	1.1%
AA	(1,948)	12.2	(960)	9.2
A	(6,409)	40.0	(4,978)	47.7
BBB	(5,447)	34.0	(3,385)	32.4
BB	(1,089)	6.8	(526)	5.0
B	(576)	3.6	(385)	3.7
CCC and below	(70)	0.4	(82)	0.8
NR (4)	(289)	1.8	—	0.1
Total net credit default protection	$(16,023)	100.0%	$(10,436)	100.0%
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
Table 35 presents our 20 largest non-U.S. country exposures at June 30, 2025. These exposures accounted for 88 percent of our total non-U.S. exposure at June 30, 2025 and 89 percent at December 31, 2024. Net country exposure for these 20 countries increased $35.9 billion from December 31, 2024 primarily driven by increases in the United Kingdom, Germany and France.

Table 35	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at June 30 2025	Hedges and Credit Default Protection	Net Country Exposure at June 30 2025	Increase (Decrease) from December 31 2024
United Kingdom	$40,512	$18,421	$7,434	$5,825	$72,192	$(2,187)	$70,005	$7,960
Germany	28,768	11,570	3,120	1,051	44,509	(2,069)	42,440	5,402
Canada	14,645	11,737	1,859	4,271	32,512	(534)	31,978	506
France	17,199	11,003	1,908	3,036	33,146	(2,123)	31,023	4,869
Australia	17,204	5,421	625	2,385	25,635	(324)	25,311	3,175
Japan	11,318	1,692	2,780	3,555	19,345	(730)	18,615	(626)
Brazil	10,490	1,288	1,070	5,255	18,103	(146)	17,957	1,219
India	7,270	224	715	4,780	12,989	(69)	12,920	(866)
Singapore	5,382	686	529	5,409	12,006	(67)	11,939	2,052
Switzerland	5,576	5,342	873	255	12,046	(284)	11,762	1,161
China	4,723	260	630	4,887	10,500	(291)	10,209	987
South Korea	5,131	1,269	757	3,049	10,206	(243)	9,963	1,520
Ireland	6,797	1,889	828	370	9,884	(201)	9,683	1,422
Netherlands	3,854	4,122	1,105	1,086	10,167	(632)	9,535	1,406
Italy	5,937	2,711	545	640	9,833	(394)	9,439	1,550
Mexico	4,766	1,903	522	1,006	8,197	(210)	7,987	(55)
Spain	3,694	3,438	109	1,087	8,328	(359)	7,969	1,866
Hong Kong	3,285	590	1,083	1,256	6,214	(61)	6,153	1,063
Indonesia	1,080	—	37	4,076	5,193	(40)	5,153	732
Belgium	938	1,358	516	1,250	4,062	(150)	3,912	537
Total top 20 non-U.S. countries exposure	$198,569	$84,924	$27,045	$54,529	$365,067	$(11,114)	$353,953	$35,880
Our largest non-U.S. country exposure at June 30, 2025 was the United Kingdom with net exposure of $70.0 billion, which increased $8.0 billion from December 31, 2024 primarily due to increased exposure to financial institutions. Our second largest non-U.S. country exposure was Germany with net exposure of $42.4 billion at June 30, 2025, which increased $5.4 billion from December 31, 2024 primarily due to increased deposits with the central bank.

39 Bank of America

Allowance for Credit Losses
The allowance for credit losses increased $98 million from December 31, 2024 to $14.4 billion at June 30, 2025, which included a reserve increase of $9 million and $89 million related to the consumer and commercial portfolios, respectively.
Table 36 presents an allocation of the allowance for credit losses by product type at June 30, 2025 and December 31, 2024.

Table 36	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	June 30, 2025			December 31, 2024
Allowance for loan and lease losses
Residential mortgage	$290	2.18%	0.12%	$264	1.99%	0.12%
Home equity	56	0.42	0.21	29	0.22	0.11
Credit card	7,456	56.10	7.37	7,515	56.76	7.26
Direct/Indirect consumer	712	5.36	0.65	700	5.29	0.65
Other consumer	64	0.48	n/m	62	0.47	n/m
Total consumer	8,578	64.54	1.82	8,570	64.73	1.84
U.S. commercial (2)	2,816	21.18	0.64	2,637	19.91	0.65
Non-U.S. commercial	773	5.82	0.52	778	5.88	0.57
Commercial real estate	1,082	8.14	1.65	1,219	9.21	1.85
Commercial lease financing	42	0.32	0.27	36	0.27	0.23
Total commercial	4,713	35.46	0.71	4,670	35.27	0.75
Allowance for loan and lease losses	13,291	100.00%	1.17	13,240	100.00%	1.21
Reserve for unfunded lending commitments	1,143			1,096
Allowance for credit losses	$14,434			$14,336
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.3 billion and $1.2 billion at June 30, 2025 and December 31, 2024.
n/m = not meaningful
Net charge-offs for the three and six months ended June 30, 2025 were relatively unchanged compared to the same periods in 2024. The provision for credit losses increased $84 million to $1.6 billion and $245 million to $3.1 billion for the three and six months ended June 30, 2025 compared to the same periods in 2024. The provision for credit losses for the current-year periods was primarily driven by the credit card portfolio, including an impact from a dampened macroeconomic outlook, partially offset by improved asset quality. The provision for credit losses for the prior-year periods was primarily driven by activity specific to credit card loans and the commercial real estate office portfolio, partially offset by an improved macroeconomic outlook. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, decreased $9 million to $1.1 billion and increased $131 million to $2.2 billion for the three and six months ended June 30, 2025 compared to the same periods in 2024. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $93 million to $507 million and $114 million to $888 million for the three and six months ended June 30, 2025 compared to the same periods in 2024.
Table 37 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three and six months ended June 30, 2025 and 2024. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 40

Table 37	Allowance for Credit Losses

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2025	2024	2025	2024
Allowance for loan and lease losses, beginning of period		$13,256	$13,213	$13,240	$13,342
Loans and leases charged off
Residential mortgage		(9)	(5)	(12)	(13)
Home equity		(5)	(3)	(8)	(6)
Credit card		(1,148)	(1,106)	(2,326)	(2,151)
Direct/Indirect consumer		(81)	(89)	(186)	(191)
Other consumer		(70)	(72)	(136)	(150)
Total consumer charge-offs		(1,313)	(1,275)	(2,668)	(2,511)
U.S. commercial (1)		(298)	(226)	(542)	(422)
Non-U.S. commercial		—	—	(8)	(1)
Commercial real estate		(210)	(278)	(336)	(582)
Commercial lease financing		(3)	—	(3)	(1)
Total commercial charge-offs		(511)	(504)	(889)	(1,006)
Total loans and leases charged off		(1,824)	(1,779)	(3,557)	(3,517)
Recoveries of loans and leases previously charged off
Residential mortgage		7	5	10	10
Home equity		15	17	30	33
Credit card		194	151	371	297
Direct/Indirect consumer		34	38	69	75
Other consumer		4	5	10	9
Total consumer recoveries		254	216	490	424
U.S. commercial (2)		35	21	76	43
Non-U.S. commercial		—	3	1	13
Commercial real estate		8	6	11	6
Commercial lease financing		2	—	2	—
Total commercial recoveries		45	30	90	62
Total recoveries of loans and leases previously charged off		299	246	580	486
Net charge-offs		(1,525)	(1,533)	(2,977)	(3,031)
Provision for loan and lease losses		1,560	1,562	3,026	2,932
Other		—	(4)	2	(5)
Allowance for loan and lease losses, June 30		13,291	13,238	13,291	13,238
Reserve for unfunded lending commitments, beginning of period		1,110	1,158	1,096	1,209
Provision for unfunded lending commitments		32	(54)	46	(105)
Other		1	—	1	—
Reserve for unfunded lending commitments, June 30		1,143	1,104	1,143	1,104
Allowance for credit losses, June 30		$14,434	$14,342	$14,434	$14,342

Loan and allowance ratios (3):
Loans and leases outstanding at June 30		$1,140,193	$1,053,588	$1,140,193	$1,053,588
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30		1.17%	1.26%	1.17%	1.26%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30		1.82	1.86	1.82	1.86
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30		0.71	0.79	0.71	0.79
Average loans and leases outstanding		$1,120,764	$1,048,300	$1,105,318	$1,046,511
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.55%	0.59%	0.54%	0.58%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30		222	242	222	242
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs		2.17	2.15	2.21	2.17
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4)		$8,714	$8,453	$8,714	$8,453
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4)		77%	87%	77%	87%
(1)Includes U.S. small business commercial charge-offs of $149 million and $296 million for the three and six months ended June 30, 2025 compared to $130 million and $248 million for the same periods in 2024.
(2)Includes U.S. small business commercial recoveries of $15 million and $29 million for the three and six months ended June 30, 2025 compared to $12 million and $22 million for the same periods in 2024.
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
Table 38 presents the total market-based portfolio VaR, which is the combination of the total trading positions portfolio and the fair value option portfolio. Prior to the first quarter of 2025, the Corporation presented its VaR using a total market-based portfolio VaR, which was primarily a combination of our total covered positions and certain less liquid trading positions. An insignificant amount of banking book positions was included in these portfolios. Beginning in the first quarter of 2025, the VaR amounts for all periods presented in Table 38 and Table 39 exclude those banking book positions and include only the financial instruments used in the Corporation’s market risk management of its trading portfolios. For more information on the market risk VaR for trading activities, see Trading Risk Management in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
The total market-based portfolio VaR results in Table 38 include market risk to which we are exposed from all business segments’ trading activities, which exclude credit valuation adjustment (CVA), DVA and the related hedges of these items. The majority of this portfolio is within the Global Markets segment.
Table 38 presents period-end, average, high and low daily trading VaR for the three months ended June 30, 2025, March 31, 2025 and June 30, 2024 using a 99 percent confidence level. The average of the trading portfolio VaR decreased for the three months ended June 30, 2025 compared to the prior quarter due to a reduction in interest rate risk.

Table 38	Market Risk VaR for Trading Activities

	Three Months Ended												Six Months Ended June 30
	June 30, 2025				March 31, 2025				June 30, 2024
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2025 Average	2024 Average
Foreign exchange	$25	$17	$25	$11	$12	$18	$36	$10	$21	$16	$25	$7	$17	$15
Interest rate	51	55	90	40	52	62	83	46	72	69	91	50	59	66
Credit	49	51	63	42	61	56	67	48	55	50	59	44	53	50
Mortgage	29	36	43	29	41	34	41	28	43	33	43	27	35	32
Equity	22	22	63	13	26	24	38	15	19	20	24	16	23	18
Commodities	8	9	12	7	11	10	13	7	12	10	13	9	10	10
Portfolio diversification	(108)	(106)	n/a	n/a	(107)	(113)	n/a	n/a	(151)	(125)	n/a	n/a	(110)	(123)
Total trading positions portfolio VaR	76	84	102	65	96	91	119	66	71	73	88	58	87	68
Fair value option loans	15	21	27	15	23	27	35	19	17	23	45	14	24	19
Fair value option hedges	12	15	18	12	14	19	28	11	7	15	26	7	17	11
Fair value option portfolio diversification	(18)	(24)	n/a	n/a	(23)	(30)	n/a	n/a	(10)	(23)	n/a	n/a	(27)	(16)
Total fair value option portfolio	9	12	16	8	14	16	20	11	14	15	24	11	14	14
Portfolio diversification	(6)	(7)	n/a	n/a	(4)	(8)	n/a	n/a	(8)	(8)	n/a	n/a	(7)	(7)
Total market-based portfolio	$79	$89	111	72	$106	$99	127	73	$77	$80	97	66	$94	$75
(1)The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore, the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.
n/a = not applicable

Bank of America 42

The following graph presents the trading positions portfolio VaR for the previous five quarters, corresponding to the data in Table 38.
Additional VaR statistics produced within our single VaR model are provided in Table 39 at the same level of detail as in Table 38. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 39 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended June 30, 2025, March 31, 2025 and June 30, 2024.

Table 39	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	June 30, 2025		March 31, 2025		June 30, 2024
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$17	$10	$18	$9	$16	$8
Interest rate	55	26	62	33	69	37
Credit	51	24	56	29	50	26
Mortgage	36	18	34	18	33	18
Equity	22	11	24	12	20	10
Commodities	9	6	10	6	10	6
Portfolio diversification	(106)	(60)	(113)	(68)	(125)	(69)
Total trading positions portfolio VaR	84	35	91	39	73	36
Fair value option loans	21	12	27	16	23	13
Fair value option hedges	15	8	19	11	15	8
Fair value option portfolio diversification	(24)	(14)	(30)	(19)	(23)	(13)
Total fair value option portfolio	12	6	16	8	15	8
Portfolio diversification	(7)	(3)	(8)	(3)	(8)	(4)
Total market-based portfolio	$89	$38	$99	$44	$80	$40
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.

During the three and six months ended June 30, 2025, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.

43 Bank of America

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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2025 compared to the three months ended March 31, 2025. During the three months ended June 30, 2025, positive trading-related revenue was recorded for 100 percent of the trading days, of which 94 percent were daily trading gains of over $25 million. This compares to the three months ended March 31, 2025 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 98 percent were daily trading gains of over $25 million.

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
Table 40 presents the spot and 12-month forward rates used in developing the forward curve used in our baseline forecasts at June 30, 2025 and December 31, 2024.

Table 40	Forward Rates

	Federal Funds	SOFR	10-Year SOFR
	June 30, 2025
Spot rates	4.50%	4.45%	3.69%
12-month forward rates	3.39	3.30	3.72

	December 31, 2024
Spot rates	4.50%	4.49%	4.07%
12-month forward rates	4.00	3.94	4.07
Table 41 shows the potential pretax impact to forecasted net interest income over the next 12 months from June 30, 2025 and December 31, 2024 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. Amounts presented reflect dynamic deposit sensitivities, which incorporate behavioral customer deposit balance changes that could occur under various scenarios. For more information, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.

Bank of America 44

Table 41	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes
	Short Rate (bps)	Long Rate (bps)
(Dollars in billions)			June 30 2025	December 31 2024
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$1.0	$1.1
-100 bps instantaneous shift	-100	-100	(2.3)	(2.3)
+200 bps instantaneous shift	+200	+200	1.7	2.0
-200 bps instantaneous shift	-200	-200	(5.3)	(5.4)
Flatteners
Short-end instantaneous change	+100	—	0.9	1.1
Long-end instantaneous change	—	-100	(0.2)	(0.1)
Steepeners
Short-end instantaneous change	-100	—	(2.0)	(2.1)
Long-end instantaneous change	—	+100	0.2	0.1
We continue to be asset sensitive to a parallel upward move in interest rates, with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates negatively impact the fair value of our debt securities classified as available for sale and adversely affect accumulated OCI, and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital would be reduced over time by offsetting positive impacts to net interest income generated from banking book activities. For more information on Basel 3, see Capital Management – Regulatory Capital on page 20.
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

45 Bank of America

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
Climate Risk
Climate risk is divided into two major categories, both of which span the seven key risk types discussed in Managing Risk on page 20: (1) Physical Risk: risks related to the physical impacts of climate change, driven by extreme weather events such as hurricanes and floods, as well as chronic longer-term shifts such as rising average global temperatures and sea levels, and (2) Transition Risk: risks related to the transition to a low-carbon economy, which may entail extensive policy, legal, technology and market changes.
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
Goodwill and Intangible Assets
The nature of and accounting for goodwill and intangible assets are discussed in Note 7 – Goodwill and Intangible Assets and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. As of June 30, 2025, goodwill recorded on our consolidated balance sheet was as follows.

Table 42	Goodwill by Reporting Segment

(Dollars in millions)	June 30 2025	December 31 2024
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total	$69,021	$69,021
We completed our annual goodwill impairment test as of June 30, 2025 using a quantitative assessment for the Consumer Banking reporting unit and a qualitative assessment for the remaining six reporting units. The quantitative assessment was performed for Consumer Banking because the Corporation combined its Consumer Lending and Deposits reporting units into a single reporting unit to correspond with the change in reporting structure that occurred in the Consumer Banking segment in the first quarter of 2025.
For the quantitative assessment, we compared the fair value of the reporting unit to its carrying value, as measured by allocated equity. The fair value was estimated based on the

Bank of America 46

combination of an income approach (which utilizes the present value of cash flows to estimate fair value) and a market multiplier approach (which utilizes observable market prices and metrics of peer companies to estimate fair value). The cash flows used in the income approach were based on the Corporation’s three-year internal forecasts along with long-term terminal growth values, which were discounted at 10.50 percent. The discount rate was derived from a capital asset pricing model that incorporates the risk and uncertainty in the cash flow forecasts, the financial markets and industries similar to the reporting units. The market multiplier approach utilized various market multiples, primarily pricing multiples, from comparable publicly-traded companies in industries similar to the reporting unit. In addition, a control premium was factored in based upon observed comparable premiums paid for change-in-control transactions for financial institutions.
For the qualitative assessment, we used various factors, including macroeconomic conditions and outlook, industry and market pricing multiples, financial performance and other relevant reporting unit considerations, to support that it is not more likely than not that the fair value of the reporting units is less than the reporting units’ carrying value.
Based on our assessments, we have concluded that none of our reporting units are at risk of impairment, as each of the reporting units’ fair values are substantially in excess of their carrying values.
Non-GAAP Reconciliations
Table 43 provides reconciliations of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

Table 43	Average and Period-end Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)
						Six Months Ended June 30
	2025 Quarters		2024 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second	2025	2024
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$296,917	$295,787	$295,134	$294,985	$293,403	$296,355	$292,957
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,893)	(1,912)	(1,932)	(1,951)	(1,971)	(1,902)	(1,980)
Related deferred tax liabilities	846	851	859	864	869	848	871
Tangible shareholders’ equity	$226,849	$225,705	$225,040	$224,877	$223,280	$226,280	$222,827
Preferred stock	(22,573)	(22,307)	(23,493)	(25,984)	(28,113)	(22,440)	(28,255)
Tangible common shareholders’ equity	$204,276	$203,398	$201,547	$198,893	$195,167	$203,840	$194,572
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$299,599	$295,581	$295,559	$296,512	$293,892
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,880)	(1,899)	(1,919)	(1,938)	(1,958)
Related deferred tax liabilities	842	846	851	859	864
Tangible shareholders’ equity	$229,540	$225,507	$225,470	$226,412	$223,777
Preferred stock	(23,495)	(20,499)	(23,159)	(24,554)	(26,548)
Tangible common shareholders’ equity	$206,045	$205,008	$202,311	$201,858	$197,229
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,441,142	$3,349,424	$3,261,519	$3,324,293	$3,257,996
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,880)	(1,899)	(1,919)	(1,938)	(1,958)
Related deferred tax liabilities	842	846	851	859	864
Tangible assets	$3,371,083	$3,279,350	$3,191,430	$3,254,193	$3,187,881
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

47 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2025	2024	2025	2024
Net interest income
Interest income	$34,873	$36,854	$68,939	$73,139
Interest expense	20,203	23,152	39,826	45,405
Net interest income	14,670	13,702	29,113	27,734

Noninterest income
Fees and commissions	9,469	8,969	18,884	17,629
Market making and similar activities	3,153	3,298	6,737	7,186
Other income (loss)	(829)	(592)	(905)	(1,354)
Total noninterest income	11,793	11,675	24,716	23,461
Total revenue, net of interest expense	26,463	25,377	53,829	51,195

Provision for credit losses	1,592	1,508	3,072	2,827

Noninterest expense
Compensation and benefits	10,332	9,826	21,221	20,021
Information processing and communications	1,819	1,763	3,713	3,563
Occupancy and equipment	1,836	1,818	3,692	3,629
Product delivery and transaction related	974	891	1,888	1,742
Professional fees	640	654	1,292	1,202
Marketing	563	487	1,069	942
Other general operating	1,019	870	2,078	2,447
Total noninterest expense	17,183	16,309	34,953	33,546
Income before income taxes	7,688	7,560	15,804	14,822
Income tax expense	572	663	1,292	1,251
Net income	$7,116	$6,897	$14,512	$13,571
Preferred stock dividends and other	291	315	697	847
Net income applicable to common shareholders	$6,825	$6,582	$13,815	$12,724

Per common share information
Earnings	$0.90	$0.83	$1.81	$1.60
Diluted earnings	0.89	0.83	1.79	1.59
Average common shares issued and outstanding	7,581.2	7,897.9	7,629.5	7,933.3
Average diluted common shares issued and outstanding	7,651.6	7,960.9	7,711.2	7,996.2

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024
Net income	$7,116	$6,897	$14,512	$13,571
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	(315)	(305)	51	27
Net change in debit valuation adjustments	(153)	53	144	(135)
Net change in derivatives	1,196	686	2,509	270
Employee benefit plan adjustments	26	25	53	48
Net change in foreign currency translation adjustments	13	(31)	24	(51)
Other comprehensive income (loss)	767	428	2,781	159
Comprehensive income	$7,883	$7,325	$17,293	$13,730

See accompanying Notes to Consolidated Financial Statements.

Bank of America 48

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	June 30 2025	December 31 2024
(Dollars in millions)
Assets
Cash and due from banks	$26,661	$26,003
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	239,350	264,111
Cash and cash equivalents	266,011	290,114
Time deposits placed and other short-term investments	9,377	6,372
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $185,143 and $144,501 measured at fair value)	352,392	274,709
Trading account assets (includes $180,332 and $170,328 pledged as collateral)	356,584	314,460
Derivative assets	42,711	40,948
Debt securities:
Carried at fair value	388,930	358,607
Held-to-maturity, at cost (fair value $448,179 and $450,548)	541,286	558,677
Total debt securities	930,216	917,284
Loans and leases (includes $6,863 and $4,249 measured at fair value)	1,147,056	1,095,835
Allowance for loan and lease losses	(13,291)	(13,240)
Loans and leases, net of allowance	1,133,765	1,082,595
Premises and equipment, net	12,254	12,168
Goodwill	69,021	69,021
Loans held-for-sale (includes $2,409 and $2,214 measured at fair value)	5,401	9,545
Customer and other receivables	93,964	82,247
Other assets (includes $9,871 and $13,176 measured at fair value)	169,446	162,056
Total assets	$3,441,142	$3,261,519

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$514,530	$507,561
Interest-bearing (includes $991 and $310 measured at fair value)	1,363,483	1,329,014
Deposits in non-U.S. offices:
Noninterest-bearing	14,440	16,297
Interest-bearing	119,160	112,595
Total deposits	2,011,613	1,965,467
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $241,847 and $192,859 measured at fair value)	399,460	331,758
Trading account liabilities	107,426	92,543
Derivative liabilities	41,693	39,353
Short-term borrowings (includes $5,596 and $6,245 measured at fair value)	47,891	43,391
Accrued expenses and other liabilities (includes $9,064 and $13,199 measured at fair value and $1,143 and $1,096 of reserve for unfunded lending commitments)	220,042	210,169
Long-term debt (includes $62,638 and $50,005 measured at fair value)	313,418	283,279
Total liabilities	3,141,543	2,965,960
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,891,164 and 3,877,917 shares	23,495	23,159
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,436,679,485 and 7,610,862,311 shares	36,428	45,336
Retained earnings	252,180	242,349
Accumulated other comprehensive income (loss)	(12,504)	(15,285)
Total shareholders’ equity	299,599	295,559
Total liabilities and shareholders’ equity	$3,441,142	$3,261,519

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,668	$5,575
Loans and leases	18,617	19,144
Allowance for loan and lease losses	(917)	(919)
Loans and leases, net of allowance	17,700	18,225
All other assets	633	319
Total assets of consolidated variable interest entities	$24,001	$24,119
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $0 of non-recourse short-term borrowings)	$4,359	$3,329
Long-term debt (includes $8,839 and $8,457 of non-recourse debt)	8,839	8,457
All other liabilities (includes $23 and $21 of non-recourse liabilities)	23	21
Total liabilities of consolidated variable interest entities	$13,221	$11,807
See accompanying Notes to Consolidated Financial Statements.

49 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, March 31, 2025	$20,499	7,560.1	$41,038	$247,315	$(13,271)	$295,581
Net income				7,116		7,116
Net change in debt securities					(315)	(315)
Net change in debit valuation adjustments					(153)	(153)
Net change in derivatives					1,196	1,196
Employee benefit plan adjustments					26	26
Net change in foreign currency translation adjustments					13	13
Dividends declared:
Common				(1,960)		(1,960)
Preferred				(291)		(291)
Issuance of preferred stock	2,996					2,996
Common stock issued under employee plans, net, and other		0.4	692			692
Common stock repurchased		(123.8)	(5,302)			(5,302)
Balance, June 30, 2025	$23,495	7,436.7	$36,428	$252,180	$(12,504)	$299,599
Balance, December 31, 2024	$23,159	7,610.9	$45,336	$242,349	$(15,285)	$295,559
Net income				14,512		14,512
Net change in debt securities					51	51
Net change in debit valuation adjustments					144	144
Net change in derivatives					2,509	2,509
Employee benefit plan adjustments					53	53
Net change in foreign currency translation adjustments					24	24
Dividends declared:
Common				(3,952)		(3,952)
Preferred				(688)		(688)
Issuance of preferred stock	2,996					2,996
Redemption of preferred stock	(2,660)			(9)		(2,669)
Common stock issued under employee plans, net, and other		52.1	915	(32)		883
Common stock repurchased		(226.3)	(9,823)			(9,823)
Balance, June 30, 2025	$23,495	7,436.7	$36,428	$252,180	$(12,504)	$299,599
Balance, March 31, 2024	$28,397	7,866.9	$54,310	$228,902	$(18,057)	$293,552
Net income				6,897		6,897
Net change in debt securities					(305)	(305)
Net change in debit valuation adjustments					53	53
Net change in derivatives					686	686
Employee benefit plan adjustments					25	25
Net change in foreign currency translation adjustments					(31)	(31)
Dividends declared:
Common				(1,887)		(1,887)
Preferred				(310)		(310)
Redemption of preferred stock	(1,849)			(5)		(1,854)
Common stock issued under employee plans, net, and other		0.4	601			601
Common stock repurchased		(92.5)	(3,535)			(3,535)
Balance, June 30, 2024	$26,548	7,774.8	$51,376	$233,597	$(17,629)	$293,892
Balance, December 31, 2023	$28,397	7,895.5	$56,365	$224,672	$(17,788)	$291,646
Net income				13,571		13,571
Net change in debt securities					27	27
Net change in debit valuation adjustments					(135)	(135)
Net change in derivatives					270	270
Employee benefit plan adjustments					48	48
Net change in foreign currency translation adjustments					(51)	(51)
Dividends declared:
Common				(3,797)		(3,797)
Preferred				(842)		(842)
Redemption of preferred stock	(1,849)			(5)		(1,854)
Common stock issued under employee plans, net, and other		44.4	1,046	(2)		1,044
Common stock repurchased		(165.1)	(6,035)			(6,035)
Balance, June 30, 2024	$26,548	7,774.8	$51,376	$233,597	$(17,629)	$293,892

See accompanying Notes to Consolidated Financial Statements.

Bank of America 50

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2025	2024
Operating activities
Net income	$14,512	$13,571
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,072	2,827
(Gains) losses on sales of debt securities	20	(14)
Depreciation and amortization	1,136	1,081
Net accretion of discount/premium on debt securities	(146)	(394)
Deferred income taxes	(260)	(883)
Amortization of stock-based compensation	2,014	1,710
Net change in:
Trading and derivative assets/liabilities	(25,849)	(25,246)
Loans held-for-sale	4,080	(1,293)
Other assets	(19,220)	1,335
Accrued expenses and other liabilities	9,581	6,183
Other operating activities, net	(256)	3,680
Net cash provided by (used in) operating activities	(11,316)	2,557
Investing activities
Net change in:
Time deposits placed and other short-term investments	(3,005)	(23)
Federal funds sold and securities borrowed or purchased under agreements to resell	(81,670)	(54,628)
Debt securities carried at fair value:
Proceeds from sales	61,564	24,454
Proceeds from paydowns and maturities	40,472	188,518
Purchases	(123,638)	(239,755)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	16,782	16,568
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	4,051	4,199
Purchases	(11,136)	(2,736)
Other changes in loans and leases, net	(47,086)	(7,610)
Other investing activities, net	(2,262)	(1,832)
Net cash used in investing activities	(145,928)	(72,845)
Financing activities
Net change in:
Deposits	46,146	(13,336)
Federal funds purchased and securities loaned or sold under agreements to repurchase	71,689	84,219
Short-term borrowings	4,500	8,331
Long-term debt:
Proceeds from issuance	56,926	30,373
Retirement	(35,964)	(36,142)
Preferred stock:
Proceeds from issuance	2,996	—
Redemption	(2,669)	(1,854)
Common stock repurchased	(9,823)	(6,035)
Cash dividends paid	(4,752)	(4,735)
Other financing activities, net	(1,158)	(463)
Net cash provided by financing activities	127,891	60,358
Effect of exchange rate changes on cash and cash equivalents	5,250	(2,511)
Net decrease in cash and cash equivalents	(24,103)	(12,441)
Cash and cash equivalents at January 1	290,114	333,073
Cash and cash equivalents at June 30	$266,011	$320,632

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

Bank of America 52

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and six months ended June 30, 2025 and 2024. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024
Net interest income
Interest income
Loans and leases	$15,651	$15,338	$30,874	$30,578
Debt securities	6,913	6,325	13,680	12,462
Federal funds sold and securities borrowed or purchased under agreements to resell	4,094	5,159	7,868	10,334
Trading account assets	3,057	2,516	6,065	4,971
Other interest income (1)	5,158	7,516	10,452	14,794
Total interest income	34,873	36,854	68,939	73,139

Interest expense
Deposits	8,681	9,655	17,313	18,793
Short-term borrowings	7,435	9,070	14,398	17,605
Trading account liabilities	676	540	1,383	1,086
Long-term debt	3,411	3,887	6,732	7,921
Total interest expense	20,203	23,152	39,826	45,405
Net interest income	$14,670	$13,702	$29,113	$27,734

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$1,036	$1,023	$1,952	$1,954
Other card income	610	558	1,212	1,090
Total card income	1,646	1,581	3,164	3,044
Service charges
Deposit-related fees	1,265	1,172	2,493	2,294
Lending-related fees	350	335	683	655
Total service charges	1,615	1,507	3,176	2,949
Investment and brokerage services
Asset management fees	3,698	3,370	7,436	6,640
Brokerage fees	1,082	950	2,157	1,867
Total investment and brokerage services	4,780	4,320	9,593	8,507
Investment banking fees
Underwriting income	806	869	1,576	1,770
Syndication fees	289	318	658	612
Financial advisory services	333	374	717	747
Total investment banking fees	1,428	1,561	2,951	3,129
Total fees and commissions	9,469	8,969	18,884	17,629
Market making and similar activities	3,153	3,298	6,737	7,186
Other income (loss)	(829)	(592)	(905)	(1,354)
Total noninterest income	$11,793	$11,675	$24,716	$23,461
(1)Includes interest income on interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks of $2.8 billion and $4.5 billion for the three months ended June 30, 2025 and 2024, and $5.7 billion and $9.0 billion for the six months ended June 30, 2025 and 2024.
(2)Gross interchange fees and merchant income were $3.5 billion for both the three months ended June 30, 2025 and 2024, and are presented net of $2.4 billion of expenses for rewards and partner payments as well as certain other card costs for both periods. Gross interchange fees and merchant income were $6.8 billion and $6.7 billion for the six months ended June 30, 2025 and 2024 and are presented net of $4.8 billion and $4.7 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

53 Bank of America

NOTE 3  Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2025 and December 31, 2024. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		June 30, 2025
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$25,796.6	$74.6	$6.6	$81.2	$68.5	$10.2	$78.7
Futures and forwards	4,570.6	5.4	—	5.4	5.8	—	5.8
Written options (2)	1,977.6	—	—	—	26.8	—	26.8
Purchased options (3)	1,892.0	28.5	—	28.5	—	—	—
Foreign exchange contracts
Swaps	2,629.5	40.3	—	40.3	35.4	—	35.4
Spot, futures and forwards	5,691.7	52.0	0.1	52.1	52.0	1.1	53.1
Written options (2)	832.2	—	—	—	11.0	—	11.0
Purchased options (3)	742.9	10.8	—	10.8	—	—	—
Equity contracts
Swaps	603.8	17.4	—	17.4	21.1	—	21.1
Futures and forwards	139.1	2.2	—	2.2	2.0	—	2.0
Written options (2)	920.0	—	—	—	65.8	—	65.8
Purchased options (3)	885.8	61.1	—	61.1	—	—	—
Commodity contracts
Swaps	75.9	2.5	—	2.5	4.1	—	4.1
Futures and forwards	186.4	4.4	0.2	4.6	3.8	0.2	4.0
Written options (2)	74.2	—	—	—	3.8	—	3.8
Purchased options (3)	76.8	3.3	—	3.3	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	457.9	1.8	—	1.8	3.1	—	3.1
Total return swaps/options	72.2	0.5	—	0.5	0.3	—	0.3
Written credit derivatives:
Credit default swaps	431.1	2.3	—	2.3	1.7	—	1.7
Total return swaps/options	85.7	0.4	—	0.4	1.1	—	1.1
Gross derivative assets/liabilities		$307.5	$6.9	$314.4	$306.3	$11.5	$317.8
Less: Legally enforceable master netting agreements				(242.4)			(242.4)
Less: Cash collateral received/paid				(29.3)			(33.7)
Total derivative assets/liabilities				$42.7			$41.7
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $571 million and $404.9 billion, respectively, at June 30, 2025.

Bank of America 54

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at June 30, 2025 and December 31, 2024 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements, Collateral and Restricted Cash.

55 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	June 30, 2025		December 31, 2024
Interest rate contracts
Over-the-counter	$108.6	$104.2	$108.8	$103.9
Exchange-traded	—	0.1	0.1	0.1
Over-the-counter cleared	5.5	4.5	3.4	3.6
Foreign exchange contracts
Over-the-counter	100.9	97.7	112.7	109.1
Over-the-counter cleared	0.6	0.5	0.5	0.5
Equity contracts
Over-the-counter	30.7	39.4	24.6	31.1
Exchange-traded	49.1	48.1	39.8	38.5
Commodity contracts
Over-the-counter	7.6	8.8	6.2	7.0
Exchange-traded	2.1	2.0	2.0	1.6
Over-the-counter cleared	0.3	0.5	0.3	0.5
Credit derivatives
Over-the-counter	4.9	6.2	5.8	5.0
Total gross derivative assets/liabilities, before netting
Over-the-counter	252.7	256.3	258.1	256.1
Exchange-traded	51.2	50.2	41.9	40.2
Over-the-counter cleared	6.4	5.5	4.2	4.6
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(218.5)	(223.2)	(224.2)	(223.5)
Exchange-traded	(47.9)	(47.9)	(39.0)	(39.0)
Over-the-counter cleared	(5.3)	(5.0)	(4.0)	(3.8)
Derivative assets/liabilities, after netting	38.6	35.9	37.0	34.6
Other gross derivative assets/liabilities (2)	4.1	5.8	3.9	4.8
Total derivative assets/liabilities	42.7	41.7	40.9	39.4
Less: Financial instruments collateral (3)	(18.1)	(15.0)	(18.1)	(14.2)
Total net derivative assets/liabilities	$24.6	$26.7	$22.8	$25.2
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three and six months ended June 30, 2025 and 2024.

Gains and Losses on Derivatives and Hedged Items Designated in Fair Value Hedges

	Derivative	Hedged Item	Derivative	Hedged Item
(Dollars in millions)	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
Interest rate risk on long-term debt (1)	$1,368	$(1,367)	$(486)	$481
Interest rate and foreign currency risk (2)	(165)	165	279	(285)
Interest rate risk on available-for-sale securities (3)	(1,966)	1,934	315	(324)
Price risk on commodity inventory (4)	(201)	201	(166)	166
Total	$(964)	$933	$(58)	$38

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
Interest rate risk on long-term debt (1)	$3,844	$(3,847)	$(3,590)	$3,571
Interest rate and foreign currency risk (2)	(367)	367	623	(614)
Interest rate risk on available-for-sale securities (3)	(5,193)	5,112	2,805	(2,826)
Price risk on commodity inventory (4)	(1,298)	1,298	(386)	386
Total	$(3,014)	$2,930	$(548)	$517
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For the three and six months ended June 30, 2025, the derivative amount includes gains (losses) of $(16) million and $(7) million in interest income, $(148) million and $(358) million in market making and similar activities, and $(1) million and $(2) million in accumulated other comprehensive income (OCI). For the same periods in 2024, the derivative amount includes gains (losses) of $8 million and $17 million in interest income, $273 million and $597 million in market making and similar activities, and $(2) million and $9 million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
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

Designated Fair Value Hedged Assets and Liabilities

	June 30, 2025		December 31, 2024
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$185,043	$(1,367)	$188,202	$(7,263)
Available-for-sale debt securities (2, 3)	255,695	755	244,664	(4,764)
Trading account assets (4)	6,353	74	3,639	101
(1)Increase (decrease) to carrying value.
(2)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At June 30, 2025 and December 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $32.2 billion and $34.8 billion, of which $25.6 billion and $26.1 billion were designated in a portfolio layer hedging relationship. At June 30, 2025 and December 31, 2024, the cumulative adjustment associated with these hedging relationships was an increase of $61 million and a decrease of $435 million.
(3)Carrying value represents amortized cost.
(4)Represents hedging activities related to certain commodities inventory.
At June 30, 2025 and December 31, 2024, the fair value basis adjustments recorded on long-term debt hedges decreased the long-term debt carrying value by $12.6 billion and $11.2 billion. The fair value adjustments from de-designated available-for-sale (AFS) debt securities hedges decreased the AFS debt securities carrying value by $3.6 billion and $4.4 billion. The fair value adjustments are being amortized or accreted into interest over the contractual lives of the assets or liabilities.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and six months ended June 30, 2025 and 2024. Of the $3.1 billion after-tax net loss ($4.1 billion pretax) on derivatives in accumulated OCI at June 30, 2025, losses of $2.3 billion after-tax ($3.1 billion pretax) related to both open and closed cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately four years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately three years, with the aggregated amount beyond this time period being insignificant.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$1,221	$(377)	$2,582	$(770)
Price risk on forecasted MBS purchases (1)	—	(2)	—	(4)
Price risk on certain compensation plans (2)	—	5	1	12
Total	$1,221	$(374)	$2,583	$(762)
Net investment hedges
Foreign exchange risk (3)	$(2,153)	$—	$(3,105)	$—

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$35	$(882)	$(1,055)	$(1,396)
Price risk on forecasted MBS purchases (1)	—	(2)	—	(4)
Price risk on certain compensation plans (2)	5	8	19	17
Total	$40	$(876)	$(1,036)	$(1,383)
Net investment hedges
Foreign exchange risk (3)	$595	$—	$1,392	$—
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and six months ended June 30, 2025, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $25 million and $27 million. For the same periods in 2024, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $40 million and $106 million.

57 Bank of America

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three and six months ended June 30, 2025 and 2024. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024
Interest rate risk on mortgage activities (1, 2)	$12	$(10)	$40	$(40)
Credit risk on loans (2)	(23)	4	(22)	(15)
Interest rate and foreign currency risk on asset and liability management activities (3)	(1,704)	82	(2,486)	173
Price risk on certain compensation plans (4)	377	53	181	295
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At both June 30, 2025 and December 31, 2024, the Corporation had transferred $3.9 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $3.9 billion at both transfer dates. At June 30, 2025 and December 31, 2024, the fair value of the transferred securities was $3.8 billion and $3.6 billion.
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
The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and six months ended June 30, 2025 and 2024. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The following table is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
Interest rate risk	$478	$711	$132	$1,321	$978	$1,366	$252	$2,596
Foreign exchange risk	569	8	31	608	1,109	25	42	1,176
Equity risk	1,881	(297)	563	2,147	3,858	(639)	1,112	4,331
Credit risk	247	669	60	976	678	1,358	341	2,377
Other risk (2)	108	(25)	(23)	60	282	(48)	(15)	219
Total sales and trading revenue	$3,283	$1,066	$763	$5,112	$6,905	$2,062	$1,732	$10,699

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
Interest rate risk	$559	$245	$108	$912	$1,412	$475	$185	$2,072
Foreign exchange risk	449	29	16	494	886	63	39	988
Equity risk	1,837	(339)	450	1,948	3,701	(768)	877	3,810
Credit risk	271	600	198	1,069	822	1,204	329	2,355
Other risk (2)	101	31	(18)	114	226	60	(31)	255
Total sales and trading revenue	$3,217	$566	$754	$4,537	$7,047	$1,034	$1,399	$9,480
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $642 million and $1.3 billion for the three and six months ended June 30, 2025 compared to $516 million and $1.0 billion for the same periods in 2024.
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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at June 30, 2025 and December 31, 2024 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	June 30, 2025
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$1	$14	$15	$30
Non-investment grade	31	276	914	411	1,632
Total	31	277	928	426	1,662
Total return swaps/options:
Investment grade	29	2	—	—	31
Non-investment grade	946	31	71	—	1,048
Total	975	33	71	—	1,079
Total credit derivatives	$1,006	$310	$999	$426	$2,741
Credit-related notes:
Investment grade	$—	$1	$3	$628	$632
Non-investment grade	6	—	20	1,074	1,100
Total credit-related notes	$6	$1	$23	$1,702	$1,732
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$41,852	$96,226	$158,055	$23,963	$320,096
Non-investment grade	17,645	36,611	52,882	3,862	111,000
Total	59,497	132,837	210,937	27,825	431,096
Total return swaps/options:
Investment grade	47,259	1,564	1,381	241	50,445
Non-investment grade	33,322	1,083	733	126	35,264
Total	80,581	2,647	2,114	367	85,709
Total credit derivatives	$140,078	$135,484	$213,051	$28,192	$516,805

	December 31, 2024
	Carrying Value
Credit default swaps:
Investment grade	$—	$3	$24	$16	$43
Non-investment grade	33	304	752	441	1,530
Total	33	307	776	457	1,573
Total return swaps/options:
Investment grade	93	—	—	—	93
Non-investment grade	145	—	—	—	145
Total	238	—	—	—	238
Total credit derivatives	$271	$307	$776	$457	$1,811
Credit-related notes:
Investment grade	$—	$—	$9	$715	$724
Non-investment grade	5	5	37	1,119	1,166
Total credit-related notes	$5	$5	$46	$1,834	$1,890
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$35,634	$87,302	$150,225	$21,482	$294,643
Non-investment grade	15,070	30,255	43,969	4,233	93,527
Total	50,704	117,557	194,194	25,715	388,170
Total return swaps/options:
Investment grade	54,041	1,288	1,185	238	56,752
Non-investment grade	22,762	1,452	292	98	24,604
Total	76,803	2,740	1,477	336	81,356
Total credit derivatives	$127,507	$120,297	$195,671	$26,051	$469,526
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

59 Bank of America

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
Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At June 30, 2025 and December 31, 2024, the Corporation held cash and securities collateral of $111.0 billion and $105.9 billion and posted cash and securities collateral of $95.7 billion and $83.1 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At June 30, 2025, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $3.5 billion, including $2.1 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2025 and December 31, 2024, the liability recorded for these derivative contracts was not significant.

The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at June 30, 2025 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at June 30, 2025

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$134	$870
Bank of America, N.A. and subsidiaries (1)	56	737

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$35	$30
Collateral posted	23	15
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three and six months ended June 30, 2025 and 2024. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended June 30
(Dollars in millions)	2025	2024
Derivative assets (CVA)	$(39)	$(31)
Derivative assets/liabilities (FVA)	(31)	(29)
Derivative liabilities (DVA)	(30)	27

	Six Months Ended June 30
(Dollars in millions)	2025	2024
Derivative assets (CVA)	$(64)	$31
Derivative assets/liabilities (FVA)	(46)	(15)
Derivative liabilities (DVA)	(3)	(42)
(1)At June 30, 2025 and December 31, 2024, cumulative CVA reduced the derivative assets balance by $392 million and $328 million, cumulative FVA reduced the net derivative balance by $112 million and $66 million and cumulative DVA reduced the derivative liabilities balance by $269 million and $272 million.

Bank of America 60

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at June 30, 2025 and December 31, 2024.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	June 30, 2025				December 31, 2024
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$30,730	$22	$(1,538)	$29,214	$32,781	$35	$(1,614)	$31,202
Agency-collateralized mortgage obligations	18,990	6	(199)	18,797	19,519	17	(218)	19,318
Commercial	31,342	76	(501)	30,917	26,032	73	(503)	25,602
Non-agency residential (1)	277	53	(53)	277	287	50	(52)	285
Total mortgage-backed securities	81,339	157	(2,291)	79,205	78,619	175	(2,387)	76,407
U.S. Treasury and government agencies	262,218	138	(1,198)	261,158	235,582	150	(1,153)	234,579
Non-U.S. securities	26,384	58	(20)	26,422	22,453	20	(42)	22,431
Other taxable securities	3,261	3	(37)	3,227	4,646	2	(45)	4,603
Tax-exempt securities	8,203	18	(200)	8,021	8,628	17	(233)	8,412
Total available-for-sale debt securities	381,405	374	(3,746)	378,033	349,928	364	(3,860)	346,432
Other debt securities carried at fair value (2)	10,664	311	(78)	10,897	12,352	59	(236)	12,175
Total debt securities carried at fair value	392,069	685	(3,824)	388,930	362,280	423	(4,096)	358,607
Held-to-maturity debt securities
Agency mortgage-backed securities	413,305	—	(78,149)	335,156	430,135	—	(88,458)	341,677
U.S. Treasury and government agencies	121,471	—	(14,139)	107,332	121,696	—	(18,661)	103,035
Other taxable securities	6,546	2	(857)	5,691	6,882	1	(1,047)	5,836
Total held-to-maturity debt securities	541,322	2	(93,145)	448,179	558,713	1	(108,166)	450,548
Total debt securities (3,4)	$933,391	$687	$(96,969)	$837,109	$920,993	$424	$(112,262)	$809,155
(1)At June 30, 2025 and December 31, 2024, the underlying collateral type included approximately 26 percent and 25 percent prime and 74 percent and 75 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $209.8 billion and $184.6 billion at June 30, 2025 and December 31, 2024.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $254.2 billion and $164.4 billion, and a fair value of $208.7 billion and $135.6 billion at June 30, 2025, and an amortized cost of $260.9 billion and $169.0 billion, and a fair value of $209.6 billion and $136.5 billion at December 31, 2024.
At June 30, 2025, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $2.5 billion, net of the related income tax benefit of $851 million. At June 30, 2025 and December 31, 2024, nonperforming AFS debt securities held by the Corporation were not significant.
At June 30, 2025 and December 31, 2024, $883.2 billion and $871.1 billion of AFS and HTM debt securities, which were predominantly U.S. agency and U.S. Treasury securities, have a zero credit loss assumption. For the same periods, the expected credit losses on the remaining $39.5 billion and $37.5 billion of AFS and HTM debt securities were insignificant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
At June 30, 2025 and December 31, 2024, the Corporation held equity securities at an aggregate fair value of $246 million and $247 million and other equity securities, as valued under the measurement alternative, at a carrying value of $464 million and $438 million, both of which are included in other assets. At June 30, 2025 and December 31, 2024, the Corporation also held money market investments at a fair value of $1.6 billion and $1.3 billion, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for the three and six months ended June 30, 2025 and 2024 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024
Gross gains	$5	$4	$16	$15
Gross losses	(23)	(1)	(36)	(1)
Net gains (losses) on sales of AFS debt securities	$(18)	$3	$(20)	$14
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$(5)	$1	$(5)	$4

61 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at June 30, 2025 and December 31, 2024.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	June 30, 2025
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$1,575	$(4)	$20,416	$(1,534)	$21,991	$(1,538)
Agency-collateralized mortgage obligations	14,779	(50)	1,528	(149)	16,307	(199)
Commercial	15,297	(89)	4,993	(412)	20,290	(501)
Non-agency residential	—	—	154	(53)	154	(53)
Total mortgage-backed securities	31,651	(143)	27,091	(2,148)	58,742	(2,291)
U.S. Treasury and government agencies	90,725	(115)	105,880	(1,083)	196,605	(1,198)
Non-U.S. securities	4,773	(6)	4,299	(14)	9,072	(20)
Other taxable securities	1,316	(2)	1,293	(35)	2,609	(37)
Tax-exempt securities	889	(5)	2,004	(195)	2,893	(200)
Total AFS debt securities in a continuous unrealized loss position	$129,354	$(271)	$140,567	$(3,475)	$269,921	$(3,746)

	December 31, 2024
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$2,908	$(22)	$20,085	$(1,592)	$22,993	$(1,614)
Agency-collateralized mortgage obligations	9,597	(21)	1,493	(197)	11,090	(218)
Commercial	11,486	(57)	4,667	(446)	16,153	(503)
Non-agency residential	—	—	160	(52)	160	(52)
Total mortgage-backed securities	23,991	(100)	26,405	(2,287)	50,396	(2,387)
U.S. Treasury and government agencies	75,753	(135)	69,027	(1,018)	144,780	(1,153)
Non-U.S. securities	3,367	(26)	4,906	(16)	8,273	(42)
Other taxable securities	3,192	(5)	814	(40)	4,006	(45)
Tax-exempt securities	1,025	(20)	2,194	(213)	3,219	(233)
Total AFS debt securities in a continuous unrealized loss position	$107,328	$(286)	$103,346	$(3,574)	$210,674	$(3,860)

Bank of America 62

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at June 30, 2025 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgage-backed securities (MBS) or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$4	3.23%	$4	5.01%	$30,722	4.49%	$30,730	4.49%
Agency-collateralized mortgage obligations	—	—	—	—	1	1.00	18,989	5.72	18,990	5.72
Commercial	118	3.20	12,221	4.19	16,848	4.35	2,171	3.71	31,358	4.24
Non-agency residential	—	—	—	—	—	—	543	11.78	543	11.78
Total mortgage-backed securities	118	3.20	12,225	4.19	16,853	4.35	52,425	4.98	81,621	4.73
U.S. Treasury and government agencies	45,555	4.48	207,970	3.77	10,430	2.81	33	3.96	263,988	3.86
Non-U.S. securities	22,131	3.06	4,555	1.79	3,969	3.74	4,341	3.10	34,996	2.98
Other taxable securities	1,068	5.68	1,718	5.26	333	3.72	142	4.52	3,261	5.21
Tax-exempt securities	607	3.12	3,135	2.97	889	2.74	3,572	3.09	8,203	3.01
Total amortized cost of debt securities carried at fair value	$69,479	4.03	$229,603	3.76	$32,474	3.73	$60,513	4.73	$392,069	3.95
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$51	2.91%	$413,254	2.11%	$413,305	2.11%
U.S. Treasury and government agencies	249	2.77	44,199	1.53	77,023	1.31	—	—	121,471	1.39
Other taxable securities	617	1.82	479	2.86	242	2.57	5,208	2.53	6,546	2.49
Total amortized cost of HTM debt securities	$866	2.09	$44,678	1.55	$77,316	1.31	$418,462	2.12	$541,322	1.96

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$4		$4		$29,206		$29,214
Agency-collateralized mortgage obligations	—		—		1		18,796		18,797
Commercial	117		12,181		16,666		1,967		30,931
Non-agency residential	—		—		—		529		529
Total mortgage-backed securities	117		12,185		16,671		50,498		79,471
U.S. Treasury and government agencies	45,621		207,106		10,169		31		262,927
Non-U.S. securities	22,407		4,565		3,969		4,340		35,281
Other taxable securities	1,066		1,710		321		133		3,230
Tax-exempt securities	607		3,110		881		3,423		8,021
Total debt securities carried at fair value	$69,818		$228,676		$32,011		$58,425		$388,930
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$48		$335,108		$335,156
U.S. Treasury and government agencies	249		39,805		67,278		—		107,332
Other taxable securities	609		465		193		4,424		5,691
Total fair value of HTM debt securities	$858		$40,270		$67,519		$339,532		$448,179
(1)The weighted-average yield is computed based on a constant effective yield over the contractual life of each security. The yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related open hedging derivatives.

63 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2025 and December 31, 2024.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	June 30, 2025
Consumer real estate
Residential mortgage	$1,289	$251	$722	$2,262	$233,051		$235,313
Home equity	81	30	116	227	25,915		26,142
Credit card and other consumer
Credit card	663	468	1,257	2,388	98,821		101,209
Direct/Indirect consumer (2)	294	138	91	523	109,207		109,730
Other consumer	—	—	—	—	165		165
Total consumer	2,327	887	2,186	5,400	467,159		472,559
Consumer loans accounted for under the fair value option (3)						$214	214
Total consumer loans and leases	2,327	887	2,186	5,400	467,159	214	472,773
Commercial
U.S. commercial	658	375	336	1,369	414,054		415,423
Non-U.S. commercial	8	28	14	50	148,625		148,675
Commercial real estate (4)	29	26	1,212	1,267	64,409		65,676
Commercial lease financing	14	14	32	60	15,692		15,752
U.S. small business commercial	206	95	205	506	21,602		22,108
Total commercial	915	538	1,799	3,252	664,382		667,634
Commercial loans accounted for under the fair value option (3)						6,649	6,649
Total commercial loans and leases	915	538	1,799	3,252	664,382	6,649	674,283
Total loans and leases (5)	$3,242	$1,425	$3,985	$8,652	$1,131,541	$6,863	$1,147,056
Percentage of outstandings	0.28%	0.12%	0.35%	0.75%	98.65%	0.60%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $171 million and nonperforming loans of $165 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $52 million and nonperforming loans of $96 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $196 million and nonperforming loans of $642 million. Consumer real estate loans current or less than 30 days past due includes $1.5 billion, and direct/indirect consumer includes $51 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $54.8 billion, U.S. securities-based lending loans of $51.2 billion and non-U.S. consumer loans of $2.9 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $58 million and home equity loans of $156 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.5 billion and non-U.S. commercial loans of $4.1 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $59.7 billion and non-U.S. commercial real estate loans of $6.0 billion.
(5)Total outstandings includes loans and leases pledged as collateral of $25.2 billion. The Corporation also pledged $311.2 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $7.5 billion and $8.0 billion at June 30, 2025 and December 31, 2024, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Nonperforming loans were $6.0 billion at both June 30, 2025 and December 31, 2024. Commercial nonperforming loans were $3.4 billion and $3.3 billion at June 30, 2025 and December 31, 2024, primarily comprised of commercial real estate and U.S. commercial. Consumer nonperforming loans were $2.6 billion at both June 30, 2025 and December 31, 2024, primarily comprised of residential mortgage.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at June 30, 2025 and December 31, 2024. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

65 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Residential mortgage (1)	$2,008	$2,052	$196	$229
With no related allowance (2)	1,836	1,883	—	—
Home equity (1)	393	409	—	—
With no related allowance (2)	323	334	—	—
Credit Card	n/a	n/a	1,257	1,401
Direct/indirect consumer	163	186	8	1
Total consumer	2,564	2,647	1,461	1,631
U.S. commercial	1,277	1,204	66	90
Non-U.S. commercial	102	8	3	4
Commercial real estate	1,964	2,068	16	6
Commercial lease financing	35	20	7	3
U.S. small business commercial	39	28	198	197
Total commercial	3,417	3,328	290	300
Total nonperforming loans	$5,981	$5,975	$1,751	$1,931
Percentage of outstanding loans and leases	0.52%	0.55%	0.15%	0.18%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2025 and December 31, 2024 residential mortgage included $117 million and $119 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $79 million and $110 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at June 30, 2025.

Bank of America 66

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of June 30, 2025	2025	2024	2023	2022	2021	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$222,622	$10,025	$16,895	$13,698	$38,203	$72,254	$71,547
Greater than 90 percent but less than or equal to 100 percent	2,098	322	712	425	448	122	69
Greater than 100 percent	1,081	261	402	159	156	58	45
Fully-insured loans	9,512	136	206	178	288	3,019	5,685
Total Residential Mortgage	$235,313	$10,744	$18,215	$14,460	$39,095	$75,453	$77,346

Residential Mortgage
Refreshed FICO score
Less than 620	$2,880	$89	$227	$189	$510	$701	$1,164
Greater than or equal to 620 and less than 660	2,304	80	193	137	437	519	938
Greater than or equal to 660 and less than 740	25,185	1,072	2,190	1,636	4,554	6,818	8,915
Greater than or equal to 740	195,432	9,367	15,399	12,320	33,306	64,396	60,644
Fully-insured loans	9,512	136	206	178	288	3,019	5,685
Total Residential Mortgage	$235,313	$10,744	$18,215	$14,460	$39,095	$75,453	$77,346
Gross charge-offs for the six months ended June 30, 2025	$12	$—	$1	$3	$3	$1	$4

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	June 30, 2025
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$26,014	$729	$22,075	$3,210
Greater than 90 percent but less than or equal to 100 percent	65	4	56	5
Greater than 100 percent	63	3	50	10
Total Home Equity	$26,142	$736	$22,181	$3,225

Home Equity
Refreshed FICO score
Less than 620	$670	$72	$353	$245
Greater than or equal to 620 and less than 660	593	44	367	182
Greater than or equal to 660 and less than 740	4,875	180	3,831	864
Greater than or equal to 740	20,004	440	17,630	1,934
Total Home Equity	$26,142	$736	$22,181	$3,225
Gross charge-offs for the six months ended June 30, 2025	$8	$—	$5	$3
(1)Includes reverse mortgages of $472 million and home equity loans of $264 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of June 30, 2025	Revolving Loans	2025	2024	2023	2022	2021	Prior	Total Credit Card as of June 30, 2025	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,554	$11	$84	$369	$456	$378	$193	$63	$5,943	$5,577	$366
Greater than or equal to 620 and less than 660	1,239	4	157	369	318	234	112	45	5,639	5,412	227
Greater than or equal to 660 and less than 740	8,831	45	1,846	2,748	1,935	1,326	653	278	39,593	39,140	453
Greater than or equal to 740	43,343	69	9,979	14,335	8,946	5,692	2,774	1,548	50,034	49,961	73
Other internal credit metrics (2,3)	54,763	54,066	139	84	53	173	47	201	—	—	—
Total credit card and other consumer	$109,730	$54,195	$12,205	$17,905	$11,708	$7,803	$3,779	$2,135	$101,209	$100,090	$1,119
Gross charge-offs for the six months ended June 30, 2025	$186	$3	$4	$59	$49	$36	$17	$18	$2,326	$2,247	$79
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $54.1 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at June 30, 2025.

67 Bank of America

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$402,029	$27,860	$44,982	$27,699	$30,891	$17,739	$41,042	$211,816
Reservable criticized	13,394	110	519	1,119	986	645	1,838	8,177
Total U.S. Commercial	$415,423	$27,970	$45,501	$28,818	$31,877	$18,384	$42,880	$219,993
Gross charge-offs for the six months ended June 30, 2025	$246	$2	$5	$17	$37	$6	$26	$153

Non-U.S. Commercial
Risk ratings
Pass rated	$146,463	$13,527	$25,395	$11,762	$10,259	$11,394	$6,572	$67,554
Reservable criticized	2,212	1	50	417	202	178	75	1,289
Total Non-U.S. Commercial	$148,675	$13,528	$25,445	$12,179	$10,461	$11,572	$6,647	$68,843
Gross charge-offs for the six months ended June 30, 2025	$8	$—	$—	$7	$—	$—	$—	$1

Commercial Real Estate
Risk ratings
Pass rated	$55,469	$3,202	$5,484	$4,733	$9,614	$7,623	$14,656	$10,157
Reservable criticized	10,207	6	242	474	2,969	2,185	3,720	611
Total Commercial Real Estate	$65,676	$3,208	$5,726	$5,207	$12,583	$9,808	$18,376	$10,768
Gross charge-offs for the six months ended June 30, 2025	$336	$—	$—	$—	$48	$70	$218	$—

Commercial Lease Financing
Risk ratings
Pass rated	$15,332	$1,748	$3,594	$3,227	$2,108	$1,857	$2,798	$—
Reservable criticized	420	8	64	134	90	53	71	—
Total Commercial Lease Financing	$15,752	$1,756	$3,658	$3,361	$2,198	$1,910	$2,869	$—
Gross charge-offs for the six months ended June 30, 2025	$3	$—	$1	$2	$—	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$10,445	$1,236	$1,949	$1,769	$1,556	$1,226	$1,944	$765
Reservable criticized	516	4	47	145	104	89	119	8
Total U.S. Small Business Commercial	$10,961	$1,240	$1,996	$1,914	$1,660	$1,315	$2,063	$773
Gross charge-offs for the six months ended June 30, 2025	$17	$—	$—	$1	$1	$1	$5	$9

Total	$656,487	$47,702	$82,326	$51,479	$58,779	$42,989	$72,835	$300,377
Gross charge-offs for the six months ended June 30, 2025	$610	$2	$6	$27	$86	$77	$249	$163
(1)Excludes $6.6 billion of loans accounted for under the fair value option at June 30, 2025.
(2)Excludes U.S. Small Business Card loans of $11.1 billion. Refreshed FICO scores for this portfolio are $743 million for less than 620; $624 million for greater than or equal to 620 and less than 660; $3.6 billion for greater than or equal to 660 and less than 740; and $6.2 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $279 million.

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

Bank of America 70

During the six months ended June 30, 2025, commercial reservable criticized utilized exposure increased to $27.9 billion at June 30, 2025 from $26.5 billion (to 3.98 percent from 4.01 percent of total commercial reservable utilized exposure) at December 31, 2024, primarily driven by U.S and non-U.S. commercial.
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
Trial Offer and Permanent Modifications: Trial offer for modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. Some borrowers may enter into permanent modifications without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner, but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but mostly are in the range of 1 to 20 years. Principal forgiveness and payment deferrals were insignificant during the three and six months ended June 30, 2025 and 2024.
The table below provides the ending amortized cost of the Corporation’s consumer real estate loans modified during the three and six months ended June 30, 2025 and 2024.

Consumer Real Estate - Modifications to Borrowers in Financial Difficulty

	Forbearance and Other Payment Plans	Permanent Modification	Total	As a % of Financing Receivables	Forbearance and Other Payment Plans	Permanent Modification	Total	As a % of Financing Receivables
(Dollars in millions)	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
Residential Loans	$10	$58	$68	0.03%	$17	$98	$115	0.05%
Home Equity	—	5	5	0.02%	—	12	12	0.05%
Total	$10	$63	$73	0.03%	$17	$110	$127	0.05%

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
Residential Loans	$22	$73	$95	0.04%	$38	$126	$164	0.07%
Home Equity	—	10	10	0.04	—	18	18	0.07
Total	$22	$83	$105	0.04	$38	$144	$182	0.07
The table below presents the financial effect of modified consumer real estate loans.

Financial Effect of Modified Consumer Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Forbearance and Other Payment Plans
Weighted-average duration
Residential Mortgage	6 months	5 months	6 months	7 months
Home Equity	n/m	n/m	n/m	n/m
Permanent Modifications
Weighted-average Term Extension
Residential Mortgage	9.2 years	9.2 years	9.4 years	9.1 years
Home Equity	14.7 years	18.4 years	16.6 years	17.4 years
Weighted-average Interest Rate Reduction
Residential Mortgage	1.06%	1.34%	1.19%	1.32%
Home Equity	2.27%	2.42%	2.23%	2.60%
n/m = not meaningful
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, there were no commitments to lend additional funds at June 30, 2025 and 2024.

71 Bank of America

The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During the three and six months ended June 30, 2025 and 2024, defaults of residential and home equity loans that had been modified within
12 months were insignificant. The table below provides aging information as of June 30, 2025 and 2024 for consumer real estate loans that were modified over the last 12 months.

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	June 30, 2025
Residential mortgage	$109	$44	$37	$190
Home equity	23	2	1	26
Total	$132	$46	$38	$216

	June 30, 2024
Residential mortgage	$251	$71	$66	$388
Home equity	45	3	9	57
Total	$296	$74	$75	$445
Consumer real estate foreclosed properties totaled $61 million and $60 million at June 30, 2025 and December 31, 2024. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at June 30, 2025 and December 31, 2024, was $421 million and $464 million. During the six months ended June 30, 2025 and 2024, the Corporation reclassified $29 million and $56 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months, most of which had a 60-month term at June 30, 2025. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The June 30, 2025 amortized cost of credit card and other consumer loans that were modified through these programs during the three and six months ended June 30, 2025 was $218 million and $405 million compared to $200 million and $401 million for the same periods in 2024. These modifications represented 0.10 percent and 0.19 percent of outstanding credit card and other consumer loans for the three and six months ended June 30, 2025 compared to 0.10 percent and 0.20 percent for the same periods in 2024. During the three and six months ended June 30, 2025, the financial effect of modifications resulted in a weighted-average interest rate reduction of 18.27 percent and 18.25 percent compared to
19.59 percent and 19.66 percent for the same periods in 2024, and principal forgiveness of $26 million and $51 million compared to $29 million and $57 million for the same periods in 2024.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of June 30, 2025 and 2024, defaults of credit card and other consumer loans that had been modified within 12 months were insignificant. At June 30, 2025, modified credit card and other consumer loans to borrowers experiencing financial difficulty over the last 12 months totaled $645 million, of which $547 million were current, $53 million were 30-89 days past due, and $45 million were greater than 90 days past due. At June 30, 2024, modified credit card and other consumer loans to borrowers experiencing financial difficulty totaled $674 million, of which $566 million were current, $58 million were 30-89 days past due, and $50 million were greater than 90 days past due.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Corporation forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The following table provides the ending amortized cost of commercial loans modified during the three and six months ended June 30, 2025 and 2024.

Bank of America 72

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables
(Dollars in millions)	Three Months Ended June 30, 2025					Six Months Ended June 30, 2025
U.S. commercial	$397	$104	$—	$501	0.12%	$610	$134	$—	$744	0.18%
Non-U.S. commercial	—	—	—	—	—	33	9	—	42	0.03
Commercial real estate	769	439	—	1,208	1.84	1,403	551	—	1,954	2.98
Total	$1,166	$543	$—	$1,709	0.27	$2,046	$694	$—	$2,740	0.44

	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024
U.S. commercial	$470	$3	$—	$473	0.13%	$875	$9	$—	$884	0.24%
Non-U.S. commercial	29	—	—	29	0.02	29	—	—	29	0.02
Commercial real estate	176	271	—	447	0.64	665	552	36	1,253	1.78
Total	$675	$274	$—	$949	0.17	$1,569	$561	$36	$2,166	0.39
Term extensions granted increased the weighted-average life of the impacted loans by 0.8 years and 1.3 years for the three and six months ended June 30, 2025 compared to 1.3 years for both periods in 2024. The weighted-average duration of loan payments deferred under the Corporation’s commercial loan forbearance program was 14 months and 15 months for the three and six months ended June 30, 2025 compared to 8 months and 12 months for the same periods in 2024. The deferral period for loan payments can vary, but are mostly in the range of 8 months to 24 months. Modifications of loans to troubled borrowers for Commercial Lease Financing and U.S.
Small Business Commercial were not significant during the three and six months ended June 30, 2025 and 2024.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of June 30, 2025, defaults of commercial loans that had been modified within the last 12 months were $234 million. As of June 30, 2024, defaults of commercial loans that had been modified within the last 12 months were insignificant. The table below provides aging information as of June 30, 2025 and 2024 for commercial loans that were modified over the last 12 months.

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	June 30, 2025
U.S. Commercial	$1,249	$7	$43	$1,299
Non-U.S. Commercial	69	—	—	69
Commercial Real Estate	2,756	5	645	3,406
Total	$4,074	$12	$688	$4,774

	June 30, 2024
U.S. Commercial	$1,191	$10	$12	$1,213
Non-U.S. Commercial	177	—	—	177
Commercial Real Estate	1,322	91	268	1,681
Total	$2,690	$101	$280	$3,071
For the six months ended June 30, 2025 and 2024, the Corporation had commitments to lend $434 million and $916 million to commercial borrowers experiencing financial difficulty whose loans were modified during the period.
Loans Held-for-sale
The Corporation had LHFS of $5.4 billion and $9.5 billion at June 30, 2025 and December 31, 2024. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $20.4 billion and $15.7 billion for the six months ended June 30, 2025 and 2024. Cash used for originations and purchases of LHFS totaled $15.4 billion and $17.0 billion for the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, non-cash net transfers into LHFS were insignificant.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale was $4.3 billion at both June 30, 2025 and December 31, 2024 and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three and six months ended June 30, 2025, the Corporation reversed $218 million and $449 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan compared to $215 million and $420 million for the same periods in 2024.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three and six months ended June 30, 2025 and 2024, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

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
The June 30, 2025 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting continued inflation and interest rates with moderate rate hikes, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall weighted economic outlook of the above scenarios has deteriorated modestly compared to the weighted economic outlook estimated as of December 31, 2024. Compared to consensus estimates, the weighted economic outlook for 2025 was more pessimistic as of June 30, 2025 for key variables such as U.S. average unemployment rate and U.S. real gross domestic product. The weighted economic outlook for the Corporation’s modeled reserves assumes that the U.S. average unemployment rate will be approximately five percent in the fourth quarter of 2025 and will remain near this level through the fourth quarter of 2026. The weighted economic outlook assumes U.S. real gross domestic product will grow at 0.2 percent and 1.5 percent year-over-year in the fourth quarters of 2025 and 2026. There were no significant changes to the qualitative reserves at June 30, 2025 and December 31, 2024.
The allowance for credit losses increased $98 million from December 31, 2024 to $14.4 billion at June 30, 2025. The change in the allowance for credit losses was comprised of a net increase of $51 million in the allowance for loan and lease losses and an increase of $47 million in the reserve for unfunded lending commitments. The increase in the allowance for credit losses was attributed to increases in the commercial portfolio of $89 million and the consumer real estate portfolio of $54 million, partially offset by a decrease in the credit card and other consumer portfolios of $45 million. The provision for credit losses increased $84 million to $1.6 billion, and $245 million to $3.1 billion for the three and six months ended June 30, 2025 compared to the same periods in 2024. The provision for credit losses for the current-year periods was primarily driven by the credit card portfolio, including an impact from a dampened macroeconomic outlook, partially offset by improved asset quality. The provision for credit losses for the prior-year periods was primarily driven by activity specific to credit card loans and the commercial real estate office portfolio, partially offset by an improved macroeconomic outlook.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $48.6 billion during the six months ended June 30, 2025 driven by commercial, which increased $40.8 billion due to broad-based growth, and consumer, which increased $7.8 billion.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

Bank of America 74

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended June 30, 2025
Allowance for loan and lease losses, April 1	$340	$8,212	$4,704	$13,256
Loans and leases charged off	(14)	(1,299)	(511)	(1,824)
Recoveries of loans and leases previously charged off	22	232	45	299
Net charge-offs	8	(1,067)	(466)	(1,525)
Provision for loan and lease losses	(3)	1,087	476	1,560
Other	1	—	(1)	—
Allowance for loan and lease losses, June 30	346	8,232	4,713	13,291
Reserve for unfunded lending commitments, April 1	57	—	1,053	1,110
Provision for unfunded lending commitments	1	—	31	32
Other	—	—	1	1
Reserve for unfunded lending commitments, June 30	58	—	1,085	1,143
Allowance for credit losses, June 30	$404	$8,232	$5,798	$14,434

	Three Months Ended June 30, 2024
Allowance for loan and lease losses, April 1	$355	$8,121	$4,737	$13,213
Loans and leases charged off	(8)	(1,267)	(504)	(1,779)
Recoveries of loans and leases previously charged off	22	194	30	246
Net charge-offs	14	(1,073)	(474)	(1,533)
Provision for loan and lease losses	(22)	1,118	466	1,562
Other	—	1	(5)	(4)
Allowance for loan and lease losses, June 30	347	8,167	4,724	13,238
Reserve for unfunded lending commitments, April 1	57	—	1,101	1,158
Provision for unfunded lending commitments	(2)	—	(52)	(54)
Reserve for unfunded lending commitments, June 30	55	—	1,049	1,104
Allowance for credit losses, June 30	$402	$8,167	$5,773	$14,342

(Dollars in millions)	Six Months Ended June 30, 2025
Allowance for loan and lease losses, January 1	$293	$8,277	$4,670	$13,240
Loans and leases charged off	(20)	(2,648)	(889)	(3,557)
Recoveries of loans and leases previously charged off	40	450	90	580
Net charge-offs	20	(2,198)	(799)	(2,977)
Provision for loan and lease losses	29	2,154	843	3,026
Other	4	(1)	(1)	2
Allowance for loan and lease losses, June 30	346	8,232	4,713	13,291
Reserve for unfunded lending commitments, January 1	57	—	1,039	1,096
Provision for unfunded lending commitments	1	—	45	46
Other	—	—	1	1
Reserve for unfunded lending commitments, June 30	58	—	1,085	1,143
Allowance for credit losses, June 30	$404	$8,232	$5,798	$14,434

	Six Months Ended June 30, 2024
Allowance for loan and lease losses, January 1	$386	$8,134	$4,822	$13,342
Loans and leases charged off	(19)	(2,492)	(1,006)	(3,517)
Recoveries of loans and leases previously charged off	43	381	62	486
Net charge-offs	24	(2,111)	(944)	(3,031)
Provision for loan and lease losses	(64)	2,144	852	2,932
Other	1	—	(6)	(5)
Allowance for loan and lease losses, June 30	347	8,167	4,724	13,238
Reserve for unfunded lending commitments, January 1	82	—	1,127	1,209
Provision for unfunded lending commitments	(27)	—	(78)	(105)
Reserve for unfunded lending commitments, June 30	55	—	1,049	1,104
Allowance for credit losses, June 30	$402	$8,167	$5,773	$14,342

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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at June 30, 2025 and December 31, 2024 in situations where the Corporation has a loan or security interest and involvement with transferred assets or if the Corporation otherwise has an additional interest in the VIE. The tables also present the Corporation’s maximum loss

75 Bank of America

exposure at June 30, 2025 and December 31, 2024 resulting from its involvement with consolidated VIEs and unconsolidated VIEs. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and six months ended June 30, 2025 or the year ended December 31, 2024 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $1.1 billion and $1.0 billion at June 30, 2025 and December 31, 2024.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2025 and 2024.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Proceeds from loan sales (1)	$1,439	$964	$2,534	$2,173	$1,069	$5,723	$6,559	$7,032
Gains (losses) on securitizations (2)	(1)	(2)	(3)	(2)	7	69	53	88
Repurchases from securitization trusts (3)	8	8	29	16	—	—	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $8 million and $14 million, net of hedges, during the three and six months ended June 30, 2025 compared to $8 million and $13 million for the same periods in 2024, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $81.8 billion and $88.2 billion at June 30, 2025 and 2024. Servicing fee and ancillary fee income on serviced loans was $55 million and $110 million during the three and six months ended June 30, 2025 compared to $58 million and $120 million for the same periods in 2024. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $910 million and $1.0 billion at June 30, 2025 and December 31, 2024. For more information on MSRs, see Note 14 – Fair Value Measurements.
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
Mortgage and Home Equity Securitizations
During the three and six months ended June 30, 2025, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $368 million and $495 million compared to $32 million and $825 million for the same periods in 2024.
The following table summarizes select information related to mortgage and home equity securitization trusts in which the Corporation held a variable interest and had continuing involvement at June 30, 2025 and December 31, 2024.

Bank of America 76

Mortgage and Home Equity Securitizations

	Residential Mortgage
			Non-agency
	Agency		Prime and Alt-A		Subprime		Home Equity (1)		Commercial Mortgage
(Dollars in millions)	June 30 2025	December 31 2024	June 30 2025	December 31 2024	June 30 2025	December 31 2024	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Unconsolidated VIEs
Maximum loss exposure (2)	$7,141	$7,353	$10	$84	$86	$301	$—	$—	$1,801	$1,640
On-balance sheet assets
Senior securities:
Trading account assets	$187	$126	$9	$10	$5	$12	$—	$—	$477	$328
Debt securities carried at fair value	2,143	2,222	—	—	418	416	—	—	—	—
Held-to-maturity securities	4,811	5,005	—	—	—	—	—	—	1,125	1,172
All other assets	—	—	2	3	15	23	—	—	46	41
Total retained positions	$7,141	$7,353	$11	$13	$438	$451	$—	$—	$1,648	$1,541
Principal balance outstanding (3)	$67,521	$69,018	$11,872	$12,590	$3,825	$4,180	$169	$187	$88,936	$90,222

Consolidated VIEs
Maximum loss exposure (2)	$689	$1,132	$—	$—	$15	$—	$9	$10	$—	$—
On-balance sheet assets
Trading account assets	$689	$1,132	$—	$—	$265	$—	$—	$—	$—	$—
Loans and leases	—	—	—	—	—	—	18	22	—	—
Allowance for loan and lease losses	—	—	—	—	—	—	6	6	—	—
All other assets	—	—	—	—	—	—	1	1	—	—
Total assets	$689	$1,132	$—	$—	$265	$—	$25	$29	$—	$—
Total liabilities	$—	$—	$—	$—	$250	$—	$16	$19	$—	$—
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
Other Asset-backed Securitizations
The following paragraphs summarize select information related to other asset-backed VIEs in which the Corporation had a variable interest at June 30, 2025 and December 31, 2024.
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
At June 30, 2025 and December 31, 2024, the carrying values of the receivables in the trusts totaled $17.7 billion and $18.1 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $8.3 billion and $8.0 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $7.2 billion and $18.5 billion of securities during the three and six months ended June 30, 2025 compared to $3.8 billion and $6.6 billion for the same periods in 2024. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three and six months ended June 30, 2025, resecuritization proceeds included securities with an initial fair value of $771 million and $2.8 billion, compared to $795 million and $883 million for the same periods in 2024, of which substantially all of the securities were classified as trading account assets for both periods. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $1.2 billion and $1.1 billion at June 30, 2025 and December 31, 2024, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.

77 Bank of America

The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.1 billion and $1.8 billion at June 30, 2025 and December 31, 2024. The weighted-average remaining life of bonds held in the trusts at June 30, 2025 was 9.5 years. There were no significant write-downs or downgrades of assets or issuers during the six months ended June 30, 2025 and 2024.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $66 million and $65 million at June 30, 2025 and December 31, 2024.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At June 30, 2025 and December 31, 2024, the Corporation’s consolidated investment VIEs had total assets of $7 million and $6 million. The Corporation also held investments in unconsolidated VIEs with total assets of $23.8 billion and $23.0 billion at June 30, 2025 and December 31, 2024. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.6 billion and $2.5 billion at June 30, 2025 and December 31, 2024 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $931 million and $1.0 billion at June 30, 2025 and December 31, 2024. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
The table below summarizes the maximum loss exposure and assets held by the Corporation that related to other asset-backed VIEs at June 30, 2025 and December 31, 2024.

Other Asset-backed VIEs

	Credit Card and Automobile (1)		Resecuritization Trusts and Customer VIEs		Municipal Bond Trusts and CDOs		Investment VIEs and Leveraged Lease Trusts
(Dollars in millions)	June 30 2025	December 31 2024	June 30 2025	December 31 2024	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Unconsolidated VIEs
Maximum loss exposure	$—	$—	$5,297	$5,300	$2,157	$1,839	$2,613	$2,454
On-balance sheet assets
Securities (2):
Trading account assets	$—	$—	$1,682	$1,641	$16	$16	$155	$354
Debt securities carried at fair value	—	—	783	809	—	—	—	—
Held-to-maturity securities	—	—	1,868	1,983	—	—	—	—
Loans and leases	—	—	—	—	—	—	71	70
Allowance for loan and lease losses	—	—	—	—	—	—	(2)	(2)
All other assets	—	—	963	868	5	6	1,870	1,522
Total retained positions	$—	$—	$5,296	$5,301	$21	$22	$2,094	$1,944
Total assets of VIEs	$—	$—	$33,631	$24,216	$6,947	$6,474	$23,762	$22,965

Consolidated VIEs
Maximum loss exposure	$8,650	$9,385	$325	$583	$4,519	$3,519	$932	$1,012
On-balance sheet assets
Trading account assets	$—	$—	$559	$1,002	$4,149	$3,436	$6	$5
Debt securities carried at fair value	—	—	—	—	370	83	—	—
Loans and leases	17,667	18,110	—	—	—	—	932	1,012
Allowance for loan and lease losses	(922)	(924)	—	—	—	—	(1)	(1)
All other assets	221	195	40	39	—	—	1	1
Total assets	$16,966	$17,381	$599	$1,041	$4,519	$3,519	$938	$1,017
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$4,359	$3,329	$—	$—
Long-term debt	8,293	7,975	274	458	—	—	6	5
All other liabilities	23	21	—	—	—	—	—	—
Total liabilities	$8,316	$7,996	$274	$458	$4,359	$3,329	$6	$5
(1)At June 30, 2025 and December 31, 2024 loans and leases in the consolidated credit card trust included $3.8 billion and $4.5 billion of seller’s interest.
(2)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

Bank of America 78

Tax Credit VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax credit VIEs were $87.1 billion and $85.7 billion as of June 30, 2025 and December 31, 2024. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments. Tax credits from investments in affordable housing are recognized ratably over a term of up to 10 years, and tax credits from renewable energy investments are recognized either at inception for transactions electing Investment Tax Credits (ITCs) or as energy is produced for transactions electing Production Tax Credits (PTCs), which is generally up to a 10-year time period. The volume and types of investments held by the Corporation will influence the amount of tax credits recognized each period.
The Corporation’s equity investments in affordable housing and other projects totaled $16.5 billion and $16.7 billion at June 30, 2025 and December 31, 2024, which included unfunded capital contributions of $7.1 billion and $7.5 billion that are probable to be paid over the next five years. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant. During the three and six months ended June 30, 2025, the Corporation recognized tax credits and other tax benefits related to affordable housing equity investments of $577 million and $1.1 billion compared to $562 million and
$1.1 billion for the same periods in 2024, reported pretax losses in other income of $463 million and $889 million compared to $409 million and $822 million for the same periods in 2024. The Corporation’s equity investments in renewable energy totaled $11.9 billion and $13.0 billion at June 30, 2025 and December 31, 2024. In addition, the Corporation had unfunded capital contributions for renewable energy investments of $4.4 billion and $4.6 billion at June 30, 2025 and December 31, 2024, which are contingent on various conditions precedent to funding over the next two years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. During the three and six months ended June 30, 2025 and 2024, the Corporation recognized tax credits and other tax benefits related to renewable energy equity investments of $799 million and $1.6 billion compared to $894 million and $1.9 billion for the same periods in 2024 and reported pretax losses in other income of $700 million and $1.3 billion compared to $591 million and $1.3 billion for the same periods in 2024. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities.
The following summarizes select information related to unconsolidated tax credit VIEs in which the Corporation held a variable interest at June 30, 2025 and December 31, 2024.

Unconsolidated Tax Credit VIEs

(Dollars in millions)	June 30 2025	December 31 2024
Maximum loss exposure	$28,398	$29,727
On-balance sheet assets
All other assets	28,398	29,727
Total	$28,398	$29,727
On-balance sheet liabilities
All other liabilities	7,073	7,599
Total	$7,073	$7,599
Total assets of VIEs	$87,056	$85,654

79 Bank of America

NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at June 30, 2025 and December 31, 2024. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. The Corporation completed its annual goodwill impairment test as of June 30, 2025 by using a quantitative assessment for the Consumer Banking reporting unit and a qualitative assessment for the remaining six reporting units. Based on the assessments, the Corporation concluded that none of its reporting units are at risk of impairment, as each of the reporting units’ fair values are substantially in excess of their carrying values. For more information regarding the nature of and accounting for the Corporation’s annual goodwill impairment testing, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

Goodwill

(Dollars in millions)	June 30 2025	December 31 2024
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total goodwill	$69,021	$69,021
Intangible Assets
At June 30, 2025 and December 31, 2024, the net carrying value of intangible assets was $1.9 billion and $2.0 billion. At both June 30, 2025 and December 31, 2024, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $20 million for both the three months ended June 30, 2025 and 2024 and $39 million for both the six months ended June 30, 2025 and 2024.
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
The table below presents the net investment in sales-type and direct financing leases at June 30, 2025 and December 31, 2024.

Net Investment (1)

(Dollars in millions)	June 30 2025	December 31 2024
Lease receivables	$19,127	$18,559
Unguaranteed residuals	2,620	2,543
Total net investment in sales-type and direct financing leases	$21,747	$21,102
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $8.5 billion and $8.0 billion at June 30, 2025 and December 31, 2024.
The table below presents lease income for the three and six months ended June 30, 2025 and 2024.

Lease Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024
Sales-type and direct financing leases	$311	$262	$613	$512
Operating leases	216	227	469	454
Total lease income	$527	$489	$1,082	$966
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at June 30, 2025 and December 31, 2024.

Lessee Arrangements

(Dollars in millions)	June 30 2025	December 31 2024
Right-of-use assets	$8,240	$8,527
Lease liabilities	8,892	9,135

Bank of America 80

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
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance
Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at June 30, 2025 and December 31, 2024. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	June 30, 2025
Securities borrowed or purchased under agreements to resell (3)	$917,248	$(564,856)	$352,392	$(326,892)	$25,500
Securities loaned or sold under agreements to repurchase	$964,316	$(564,856)	$399,460	$(381,332)	$18,128
Other (4)	7,918	—	7,918	(7,918)	—
Total	$972,234	$(564,856)	$407,378	$(389,250)	$18,128

	December 31, 2024
Securities borrowed or purchased under agreements to resell (3)	$758,071	$(483,362)	$274,709	$(250,040)	$24,669
Securities loaned or sold under agreements to repurchase	$815,120	$(483,362)	$331,758	$(317,974)	$13,784
Other (4)	10,531	—	10,531	(10,531)	—
Total	$825,651	$(483,362)	$342,289	$(328,505)	$13,784
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
(3)Excludes repurchase activity of $15.6 billion and $12.3 billion reported in loans and leases on the Consolidated Balance Sheet for June 30, 2025 and December 31, 2024.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	June 30, 2025
Securities sold under agreements to repurchase	$332,096	$305,932	$98,345	$105,906	$842,279
Securities loaned	109,811	377	1,754	10,095	122,037
Other	7,918	—	—	—	7,918
Total	$449,825	$306,309	$100,099	$116,001	$972,234

	December 31, 2024
Securities sold under agreements to repurchase	$305,577	$252,526	$87,978	$70,148	$716,229
Securities loaned	88,256	364	842	9,429	98,891
Other	10,531	—	—	—	10,531
Total	$404,364	$252,890	$88,820	$79,577	$825,651
(1)No agreements have maturities greater than four years.

81 Bank of America

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	June 30, 2025
U.S. government and agency securities	$463,834	$115	$—	$463,949
Corporate securities, trading loans and other	30,061	979	2	31,042
Equity securities	27,710	120,933	7,916	156,559
Non-U.S. sovereign debt	313,644	10	—	313,654
Mortgage trading loans and ABS	7,030	—	—	7,030
Total	$842,279	$122,037	$7,918	$972,234

	December 31, 2024
U.S. government and agency securities	$416,241	$130	$10	$416,381
Corporate securities, trading loans and other	29,483	1,517	3	31,003
Equity securities	30,106	97,240	10,518	137,864
Non-U.S. sovereign debt	232,521	4	—	232,525
Mortgage trading loans and ABS	7,878	—	—	7,878
Total	$716,229	$98,891	$10,531	$825,651
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At June 30, 2025 and December 31, 2024, the fair value of this collateral was $1.1 trillion and $925.7 billion, of which $1.0 trillion and $882.2 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell. For more information on collateral, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
Restricted Cash
At June 30, 2025 and December 31, 2024, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $7.0 billion and $6.1 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $11.0 billion and $10.4 billion at June 30, 2025 and December 31, 2024. The carrying value of the Corporation’s credit extension commitments at June 30, 2025 and December 31, 2024, excluding commitments accounted for under the fair value option, was $1.2 billion and $1.1 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $2.3 billion and $2.2 billion at June 30, 2025 and December 31, 2024 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $75 million and $144 million at June 30, 2025 and December 31, 2024, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Bank of America 82

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	June 30, 2025
Notional amount of credit extension commitments
Loan commitments (1)	$133,732	$209,198	$217,812	$19,870	$580,612
Home equity lines of credit	4,097	10,282	8,985	20,403	43,767
Standby letters of credit and financial guarantees (2)	22,975	10,115	2,756	377	36,223
Letters of credit	770	33	13	38	854
Other commitments (3)	8	71	73	1,002	1,154
Legally binding commitments	161,582	229,699	229,639	41,690	662,610
Credit card lines (4)	468,571	—	—	—	468,571
Total credit extension commitments	$630,153	$229,699	$229,639	$41,690	$1,131,181

	December 31, 2024
Notional amount of credit extension commitments
Loan commitments (1)	$123,520	$227,539	$191,469	$19,011	$561,539
Home equity lines of credit	3,518	10,570	8,920	21,272	44,280
Standby letters of credit and financial guarantees (2)	25,080	8,006	2,589	370	36,045
Letters of credit	781	142	8	19	950
Other commitments (3)	5	52	88	1,028	1,173
Legally binding commitments	152,904	246,309	203,074	41,700	643,987
Credit card lines (4)	456,185	—	—	—	456,185
Total credit extension commitments	$609,089	$246,309	$203,074	$41,700	$1,100,172
(1)     At June 30, 2025 and December 31, 2024, $3.0 billion and $4.4 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.5 billion and $9.6 billion at June 30, 2025, and $25.0 billion and $10.1 billion at December 31, 2024. Amounts in the table include consumer SBLCs of $1.1 billion and $1.0 billion at June 30, 2025 and December 31, 2024.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At June 30, 2025 and December 31, 2024, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $749 million and $242 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $615 million and $768 million, which upon settlement will be included in trading account assets.
At June 30, 2025 and December 31, 2024, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $206.2 billion and $109.8 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $148.4 billion and $87.1 billion. A significant portion of these commitments will expire within the next 12 months.
At both June 30, 2025 and December 31, 2024, the Corporation had a commitment to originate or purchase up to $4.0 billion, on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At June 30, 2025 and December 31, 2024, the Corporation had unfunded equity investment commitments of $939 million and $787 million.
As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. At both June 30, 2025 and December 31, 2024, the Corporation had paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.

Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At June 30, 2025 and December 31, 2024, the notional amount of these guarantees totaled $3.0 billion and $3.3 billion. At June 30, 2025 and December 31, 2024, the Corporation’s maximum exposure related to these guarantees totaled $458 million and $506 million, with estimated maturity dates between 2034 and 2037.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $182 billion, is an estimate of the Corporation’s maximum potential exposure as of June 30, 2025. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses, and the losses incurred related to the merchant processing activity were not significant.

83 Bank of America

Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $190 million and $184 million at June 30, 2025 and December 31, 2024 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. At June 30, 2025, the estimated range of possible loss in excess of the accrued representations and warranties reserve was not significant. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $220.0 billion and $191.9 billion at June 30, 2025 and December 31, 2024.

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
Other Contingencies
In 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to impose a special assessment to recover certain estimated losses to the Deposit Insurance Fund (DIF) arising from the closures of Silicon Valley Bank and Signature Bank. The estimated losses will be recovered through quarterly special assessments collected from certain insured depository institutions, including the Corporation, and collection began during the three months ended June 30, 2024. At June 30, 2025 and December 31, 2024, the Corporation’s accrual for its estimated share of the FDIC special assessment was $1.1 billion and $1.7 billion. The Corporation continues to monitor the FDIC’s estimated loss to the DIF, which could affect the amount of its accrued liability.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below and in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $82 million and $238 million was recognized for the three and six months ended June 30, 2025 compared to $53 million and $151 million for the same periods in 2024.

Bank of America 84

For any matter disclosed in this Note and in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability), the Corporation’s estimated range of possible loss is $0 to $0.5 billion in excess of the accrued liability, if any, as of June 30, 2025.
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
Deposit Insurance Assessment
On March 31, 2025, the U.S. District Court for the District of Columbia (DC District Court) granted the FDIC’s motion for summary judgment in the amount of $540 million plus interest, related to assessments to the DIF for the period from the second quarter of 2013 to the fourth quarter of 2014. At the same time, the DC District Court granted BANA’s motion for summary judgment, finding that the FDIC is not entitled to recover with respect to assessments to the DIF totaling $583 million for the period from the first quarter of 2012 to the first quarter of 2013. The DC District Court denied the other claims and counterclaims in the case. Neither party appealed. On July 3, 2025, BANA paid the $540 million plus an amount of interest, which had been previously accrued by the Corporation. BANA disputes the FDIC’s claim that additional interest is due, and the parties have requested that the DC District Court resolve the dispute. BANA has pledged security satisfactory to the FDIC with respect to the disputed amount of interest.

Unemployment Insurance Prepaid Cards
On June 16, 2025, the U.S. District Court for the Southern District of California (CA District Court) issued an order certifying classes of certain individuals who received California unemployment benefits via BANA prepaid debit cards. On June 30, 2025, BANA filed a petition with the United States Court of Appeals for the Ninth Circuit Court requesting permission to appeal the CA District Court’s class certification order.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
July 23, 2025	September 5, 2025	September 26, 2025	$0.28
April 23, 2025	June 6, 2025	June 27, 2025	0.26
January 29, 2025	March 7, 2025	March 28, 2025	0.26
(1) In 2025, and through July 31, 2025.
During the three and six months ended June 30, 2025, the Corporation repurchased and retired approximately 124 million and 226 million shares of common stock, which reduced shareholders’ equity by $5.3 billion and $9.8 billion, including excise taxes.
During the six months ended June 30, 2025, in connection with employee stock plans, the Corporation issued 84 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 32 million shares of common stock. At June 30, 2025, the Corporation had reserved 588 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On July 23, 2025, the Board of Directors declared a quarterly common stock dividend of $0.28 per share.
Preferred Stock
During the three months ended June 30, 2025 and March 31, 2025, the Corporation declared $291 million and $397 million of cash dividends on preferred stock or a total of $688 million for the six months ended June 30, 2025.
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

85 Bank of America

NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the six months ended June 30, 2025 and 2024.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2023	$(2,410)	$(1,567)	$(8,016)	$(4,748)	$(1,047)	$(17,788)
Net change	27	(135)	270	48	(51)	159
Balance, June 30, 2024	$(2,383)	$(1,702)	$(7,746)	$(4,700)	$(1,098)	$(17,629)

Balance, December 31, 2024	$(2,252)	$(1,694)	$(5,588)	$(4,617)	$(1,134)	$(15,285)
Net change	51	144	2,509	53	24	2,781
Balance, June 30, 2025	$(2,201)	$(1,550)	$(3,079)	$(4,564)	$(1,110)	$(12,504)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the six months ended June 30, 2025 and 2024.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Six Months Ended June 30
(Dollars in millions)	2025			2024
Debt securities:
Net increase (decrease) in fair value	$36	$—	$36	$54	$(17)	$37
Net realized (gains) losses reclassified into earnings (1)	20	(5)	15	(14)	4	(10)
Net change	56	(5)	51	40	(13)	27
Debit valuation adjustments:
Net increase (decrease) in fair value	190	(47)	143	(188)	47	(141)
Net realized (gains) losses reclassified into earnings (1)	1	—	1	9	(3)	6
Net change	191	(47)	144	(179)	44	(135)
Derivatives:
Net increase (decrease) in fair value	2,581	(645)	1,936	(1,027)	259	(768)
Reclassifications into earnings:
Net interest income	777	(195)	582	1,342	(336)	1,006
Market making and similar activities	—	—	—	59	(14)	45
Compensation and benefits expense	(12)	3	(9)	(17)	4	(13)
Net realized (gains) losses reclassified into earnings	765	(192)	573	1,384	(346)	1,038
Net change	3,346	(837)	2,509	357	(87)	270
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	69	(16)	53	61	(13)	48
Net change	69	(16)	53	61	(13)	48
Foreign currency:
Net increase (decrease) in fair value	(670)	694	24	276	(327)	(51)
Net change	(670)	694	24	276	(327)	(51)
Total other comprehensive income (loss)	$2,992	$(211)	$2,781	$555	$(396)	$159
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

Bank of America 86

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and six months ended June 30, 2025 and 2024 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2025	2024	2025	2024
Earnings per common share
Net income	$7,116	$6,897	$14,512	$13,571
Preferred stock dividends and other	(291)	(315)	(697)	(847)
Net income applicable to common shareholders	$6,825	$6,582	$13,815	$12,724
Average common shares issued and outstanding	7,581.2	7,897.9	7,629.5	7,933.3
Earnings per common share	$0.90	$0.83	$1.81	$1.60

Diluted earnings per common share
Net income applicable to common shareholders	$6,825	$6,582	$13,815	$12,724
Average common shares issued and outstanding	7,581.2	7,897.9	7,629.5	7,933.3
Dilutive potential common shares (1)	70.4	63.0	81.7	62.9
Total average diluted common shares issued and outstanding	7,651.6	7,960.9	7,711.2	7,996.2
Diluted earnings per common share	$0.89	$0.83	$1.79	$1.59
(1) Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.
For both the three and six months ended June 30, 2025 and 2024, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if converted” method.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the six months ended June 30, 2025, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

87 Bank of America

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at June 30, 2025 and December 31, 2024, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	June 30, 2025
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,593	$—	$—	$—	$1,593
Federal funds sold and securities borrowed or purchased under agreements to resell	—	633,476	—	(448,333)	185,143
Trading account assets:
U.S. Treasury and government agencies	54,639	3,333	—	—	57,972
Corporate securities, trading loans and other	—	51,928	2,152	—	54,080
Equity securities	77,851	38,032	402	—	116,285
Non-U.S. sovereign debt	12,556	46,282	253	—	59,091
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	59,948	5	—	59,953
Mortgage trading loans, ABS and other MBS	—	8,292	911	—	9,203
Total trading account assets (2)	145,046	207,815	3,723	—	356,584
Derivative assets	21,171	289,032	4,217	(271,709)	42,711
AFS debt securities:
U.S. Treasury and government agencies	260,300	858	—	—	261,158
Mortgage-backed securities:
Agency	—	29,214	—	—	29,214
Agency-collateralized mortgage obligations	—	18,797	—	—	18,797
Non-agency residential	—	274	3	—	277
Commercial	—	30,445	472	—	30,917
Non-U.S. securities	423	25,605	394	—	26,422
Other taxable securities	—	3,227	—	—	3,227
Tax-exempt securities	—	8,021	—	—	8,021
Total AFS debt securities	260,723	116,441	869	—	378,033
Other debt securities carried at fair value:
U.S. Treasury and government agencies	1,770	—	—	—	1,770
Non-agency residential MBS	—	211	43	—	254
Non-U.S. and other securities	645	8,228	—	—	8,873
Total other debt securities carried at fair value	2,415	8,439	43	—	10,897
Loans and leases	—	6,763	100	—	6,863
Loans held-for-sale	—	2,312	97	—	2,409
Other assets (3)	5,345	2,584	1,942	—	9,871
Total assets (4)	$436,293	$1,266,862	$10,991	$(720,042)	$994,104
Liabilities
Interest-bearing deposits in U.S. offices	$—	$991	$—	$—	$991
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	690,180	—	(448,333)	241,847
Trading account liabilities:
U.S. Treasury and government agencies	11,782	60	—	—	11,842
Equity securities	53,560	5,378	7	—	58,945
Non-U.S. sovereign debt	9,700	13,981	—	—	23,681
Corporate securities and other	—	12,802	90	—	12,892
Mortgage trading loans and ABS	—	66	—	—	66
Total trading account liabilities	75,042	32,287	97	—	107,426
Derivative liabilities	21,732	290,613	5,404	(276,056)	41,693
Short-term borrowings	—	5,596	—	—	5,596
Accrued expenses and other liabilities	7,048	2,010	6	—	9,064
Long-term debt	—	62,167	471	—	62,638
Total liabilities (4)	$103,822	$1,083,844	$5,978	$(724,389)	$469,255
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
(3)Includes MSRs, which are classified as Level 3 assets, of $942 million.
(4)Total recurring Level 3 assets were 0.32 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.19 percent of total consolidated liabilities.

Bank of America 88

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

89 Bank of America

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2025 and 2024, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance April 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended June 30, 2025
Trading account assets:
Corporate securities, trading loans and other	$1,913	$67	$1	$503	$(325)	$15	$(232)	$273	$(63)	$2,152	$29
Equity securities	335	39	—	29	(15)	—	—	62	(48)	402	39
Non-U.S. sovereign debt	242	17	8	9	—	—	(10)	—	(13)	253	16
Mortgage trading loans, MBS and ABS	987	(22)	—	50	(76)	—	(75)	112	(60)	916	(16)
Total trading account assets	3,477	101	9	591	(416)	15	(317)	447	(184)	3,723	68
Net derivative assets (liabilities) (4)	(1,530)	134	—	506	(547)	—	67	(18)	201	(1,187)	64
AFS debt securities:
Non-agency residential MBS	7	1	—	—	—	—	—	—	(5)	3	1
Commercial MBS	464	—	1	12	—	—	(5)	—	—	472	—
Non-U.S. and other taxable securities	539	—	(2)	—	(1)	—	—	—	(142)	394	—
Total AFS debt securities	1,010	1	(1)	12	(1)	—	(5)	—	(147)	869	1
Other debt securities carried at fair value – Non-agency residential MBS	51	11	—	—	—	—	(1)	—	(18)	43	11
Loans and leases (5)	125	—	—	—	—	—	(25)	—	—	100	—
Loans held-for-sale (5)	123	14	1	—	—	—	(41)	—	—	97	8
Other assets (6,7)	1,959	(43)	21	59	—	36	(90)	—	—	1,942	32
Trading account liabilities – Equity securities	(5)	(2)	—	—	—	—	—	—	—	(7)	(2)
Trading account liabilities – Corporate securities and other	(148)	51	—	8	(11)	—	11	(1)	—	(90)	39
Accrued expenses and other liabilities (5)	(94)	(55)	—	144	—	—	(1)	—	—	(6)	(55)
Long-term debt (5)	(443)	(33)	2	—	—	—	3	—	—	(471)	(33)

Three Months Ended June 30, 2024
Trading account assets:
Corporate securities, trading loans and other	$1,582	$17	$(2)	$185	$(71)	$20	$(142)	$317	$(90)	$1,816	$(18)
Equity securities	214	2	—	48	(15)	—	(1)	—	(17)	231	7
Non-U.S. sovereign debt	394	(9)	(25)	15	(4)	—	(48)	—	—	323	(9)
Mortgage trading loans, MBS and ABS	1,058	(23)	—	101	(187)	—	(16)	92	(52)	973	(20)
Total trading account assets	3,248	(13)	(27)	349	(277)	20	(207)	409	(159)	3,343	(40)
Net derivative assets (liabilities) (4)	(2,668)	477	—	309	(243)	—	(287)	(158)	204	(2,366)	460
AFS debt securities:
Non-agency residential MBS	251	1	—	—	—	—	(2)	—	(117)	133	1
Commercial MBS	—	(6)	1	175	—	—	—	—	—	170	(6)
Non-U.S. and other taxable securities	91	(8)	—	—	—	—	(2)	1	(4)	78	(2)
Total AFS debt securities	342	(13)	1	175	—	—	(4)	1	(121)	381	(7)
Other debt securities carried at fair value – Non-agency residential MBS	71	(2)	—	—	—	—	—	—	(16)	53	(2)
Loans and leases (5,6)	90	1	—	—	—	—	(2)	—	—	89	—
Loans held-for-sale (5)	149	—	(3)	—	—	—	(13)	—	—	133	(3)
Other assets (6,7)	1,668	85	(15)	18	—	27	(83)	—	—	1,700	57
Trading account liabilities – Equity securities	(28)	2	—	—	—	—	6	—	9	(11)	—
Trading account liabilities – Corporate securities and other	(43)	(15)	—	(1)	(13)	(1)	1	—	—	(72)	(16)
Short-term borrowings (5)	(9)	1	—	—	—	(9)	9	—	—	(8)	1
Accrued expenses and other liabilities (5)	(19)	(11)	—	22	—	—	—	—	—	(8)	(11)
Long-term debt (5)	(611)	18	(2)	—	—	—	7	—	—	(588)	18
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $33 million and $(44) million related to financial instruments still held at June 30, 2025 and 2024.
(4)Net derivative assets (liabilities) include derivative assets of $4.2 billion and $3.9 billion and derivative liabilities of $5.4 billion and $6.3 billion at June 30, 2025 and 2024.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 90

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Six Months Ended June 30, 2025
Trading account assets:
Corporate securities, trading loans and other	$1,814	$189	$2	$1,017	$(671)	$23	$(536)	$476	$(162)	$2,152	$(98)
Equity securities	374	48	—	85	(28)	—	(105)	107	(79)	402	39
Non-U.S. sovereign debt	344	66	23	25	—	—	(181)	—	(24)	253	51
Mortgage trading loans, ABS and other MBS	978	(19)	—	137	(172)	—	(92)	205	(121)	916	2
Total trading account assets	3,510	284	25	1,264	(871)	23	(914)	788	(386)	3,723	(6)
Net derivative assets (liabilities) (4)	(1,961)	984	—	752	(924)	—	24	(272)	210	(1,187)	785
AFS debt securities:
Non-agency residential MBS	247	1	—	—	—	—	—	—	(245)	3	1
Commercial MBS	328	(2)	4	237	—	—	(95)	—	—	472	(2)
Non-U.S. and other taxable securities	36	—	(3)	506	(1)	—	(2)	—	(142)	394	—
Total AFS debt securities	611	(1)	1	743	(1)	—	(97)	—	(387)	869	(1)
Other debt securities carried at fair value – Non-agency residential MBS	149	13	—	—	—	—	(2)	—	(117)	43	13
Loans and leases (5,6)	82	1	—	—	—	—	(27)	44	—	100	1
Loans held-for-sale (5,6)	132	27	3	—	(14)	—	(51)	—	—	97	(8)
Other assets (6,7)	1,969	(61)	29	91	—	73	(159)	—	—	1,942	(2)
Trading account liabilities – Equity securities	(10)	1	—	3	—	—	—	(3)	2	(7)	(1)
Trading account liabilities – Corporate securities and other	(110)	18	—	7	(15)	—	21	(12)	1	(90)	15
Accrued expenses and other liabilities (6)	(89)	(62)	—	146	—	—	(1)	—	—	(6)	(76)
Long-term debt (5)	(553)	(56)	12	—	—	—	126	—	—	(471)	(48)

Six Months Ended June 30, 2024
Trading account assets:
Corporate securities, trading loans and other	$1,689	$24	$(3)	$291	$(128)	$23	$(466)	$515	$(129)	$1,816	$(40)
Equity securities	187	6	—	86	(37)	—	(4)	11	(18)	231	9
Non-U.S. sovereign debt	396	5	(34)	26	(5)	—	(65)	—	—	323	5
Mortgage trading loans, ABS and other MBS	1,217	(23)	—	237	(471)	—	(43)	164	(108)	973	(43)
Total trading account assets	3,489	12	(37)	640	(641)	23	(578)	690	(255)	3,343	(69)
Net derivative assets (liabilities) (4)	(2,494)	506	—	494	(579)	—	(535)	(299)	541	(2,366)	(616)
AFS debt securities:
Non-agency residential MBS	273	9	47	—	—	—	(141)	62	(117)	133	10
Commercial MBS	—	(6)	1	175	—	—	—	—	—	170	(6)
Non-U.S. and other taxable securities	103	(7)	—	—	—	—	(14)	1	(5)	78	(2)
Total AFS debt securities	376	(4)	48	175	—	—	(155)	63	(122)	381	2
Other debt securities carried at fair value – Non-agency residential MBS	69	3	—	—	—	—	(20)	17	(16)	53	3
Loans and leases (5,6)	93	1	—	—	—	1	(6)	—	—	89	1
Loans held-for-sale (5)	164	(2)	(4)	—	—	—	(25)	—	—	133	(6)
Other assets (6,7)	1,657	140	(26)	20	—	73	(165)	1	—	1,700	93
Trading account liabilities – Equity securities	(12)	2	—	—	(4)	—	6	(14)	11	(11)	—
Trading account liabilities – Corporate securities and other	(39)	(18)	—	(3)	(13)	(2)	9	(6)	—	(72)	(20)
Short-term borrowings (5)	(10)	—	—	—	—	(9)	11	—	—	(8)	—
Accrued expenses and other liabilities (6)	(21)	(9)	—	22	—	—	—	—	—	(8)	(8)
Long-term debt (5)	(614)	31	(17)	—	—	—	13	(1)	—	(588)	32
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $62 million and $(33) million related to financial instruments still held at June 30, 2025 and 2024.
(4)Net derivative assets (liabilities) include derivative assets of $4.2 billion and $3.9 billion and derivative liabilities of $5.4 billion and $6.3 billion at June 30, 2025 and 2024.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

91 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at June 30, 2025 and December 31, 2024.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2025

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$291	Discounted cash flow, Market comparables	Yield	0% to 20%	9%
Trading account assets – Mortgage trading loans, MBS and ABS	171		Prepayment speed	0% to 43% CPR	7% CPR
Loans and leases	74		Default rate	0% to 6% CDR	5% CDR
AFS debt securities – Non-agency residential	3		Price	$0 to $116	$76
Other debt securities carried at fair value – Non-agency residential	43		Loss severity	0% to 78%	27%
Instruments backed by commercial real estate assets	$697	Discounted cash flow, Asset-based approach	Yield	0% to 5%	3%
Trading account assets – Corporate securities, trading loans and other	155		Price	$0 to $104	$88
Trading account assets – Mortgage trading loans, MBS and ABS	44
AFS debt securities – Commercial	472
Loans held-for-sale	26
Commercial loans, debt securities and other	$3,442	Discounted cash flow, Market comparables	Yield	5% to 30%	17%
Trading account assets – Corporate securities, trading loans and other	1,997		Prepayment speed	20%	n/a
Trading account assets – Non-U.S. sovereign debt	253		Default rate	2%	n/a
Trading account assets – Mortgage trading loans, MBS and ABS	701		Loss severity	30%	n/a
AFS debt securities – Non-U.S. securities	394		Price	$0 to $142	$72
Loans and leases	26
Loans held-for-sale	71
Other assets, primarily auction rate securities	$1,000	Discounted cash flow, Market comparables	Price	$10 to $95	$85
			Discount rate	8% to 11%	9%

MSRs	$942	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 13 years	6 years
			Weighted-average life, variable rate (5)	0 to 11 years	4 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(471)	Discounted cash flow, Market comparables	Yield	17% to 23%	21%
			Price	$30 to $100	$91
			Natural gas forward price	$2/MMBtu to $8/MMBtu	$4 /MMBtu

Net derivative assets (liabilities)
Credit derivatives	$26	Market comparables, Discounted cash flow, Stochastic recovery correlation model	Credit spreads	6 to 66 bps	50 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	33% to 67%	55%
			Price	$0 to $101	$94
Equity derivatives	$(770)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	61%
			Long-dated equity volatilities	0% to 85%	34%
Commodity derivatives	$(687)	Discounted cash flow	Natural gas forward price	$2/MMBtu to $8/MMBtu	$4/MMBtu
			Power forward price	$26 to $117	$52
Interest rate derivatives	$244	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	46%
			Correlation (FX/IR)	(5)% to 58%	35%
			Long-dated inflation rates	(1)% to 26%	2%
			Long-dated inflation volatilities	0% to 5%	5%
			Interest rate volatilities	0% to 2%	0%
Total net derivative assets (liabilities)	$(1,187)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 88: Trading account assets – Corporate securities, trading loans and other of $2.2 billion, Trading account assets – Non-U.S. sovereign debt of $253 million, Trading account assets – Mortgage trading loans, MBS and ABS of $916 million, AFS debt securities of $869 million, Other debt securities carried at fair value - Non-agency residential of $43 million, Other assets, including MSRs, of $1.9 billion, Loans and leases of $100 million and LHFS of $97 million.
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

93 Bank of America

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2025 and 2024.

Assets Measured at Fair Value on a Nonrecurring Basis

	June 30, 2025		Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$135	$—	$(6)	$50
Loans and leases (1)	—	56	(10)	(15)
Foreclosed properties (2, 3)	—	67	—	—
Other assets (4)	2	56	8	5

	June 30, 2024		Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Assets
Loans held-for-sale	$14	$2,686	$(49)	$(105)
Loans and leases (1)	—	71	(10)	(17)
Foreclosed properties (2, 3)	—	46	(2)	(1)
Other assets (4)	1	296	(27)	(40)
(1)Includes $3 million and $5 million of losses on loans that were written down to a collateral value of zero during the three and six months ended June 30, 2025 compared to losses of $2 million and $4 million for the same periods in 2024.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $14 million and $21 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at June 30, 2025 and 2024.
(4)Represents the fair value of certain impaired renewable energy investments.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the six months ended June 30, 2025 and the year ended December 31, 2024.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Six Months Ended June 30, 2025
Loans and leases (2)	$56	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	56	Discounted cash flow	Discount rate	7%	n/a
	Year Ended December 31, 2024
Loans held-for-sale	$2,652	Pricing model	Implied yield	9% to 28%	n/a
Loans and leases (2)	119	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	236	Discounted cash flow	Discount rate	7%	n/a
(1)The weighted average is calculated based upon the fair value of the loans.
(2)Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.
(3)Represents the fair value of certain impaired renewable energy investments.
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at June 30, 2025 and December 31, 2024, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and six months ended June 30, 2025 and 2024.

Bank of America 94

Fair Value Option Elections

	June 30, 2025			December 31, 2024
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$185,143	$185,086	$57	$144,501	$144,449	$52
Loans reported as trading account assets (1)	10,237	23,751	(13,514)	11,615	24,461	(12,846)
Trading inventory – other	17,180	n/a	n/a	15,369	n/a	n/a
Consumer and commercial loans	6,863	6,897	(34)	4,249	4,292	(43)
Loans held-for-sale (1)	2,409	3,036	(627)	2,214	2,824	(610)
Other assets	3,025	n/a	n/a	2,732	n/a	n/a
Long-term deposits	991	1,065	(74)	310	386	(76)
Federal funds purchased and securities loaned or sold under agreements to repurchase	241,847	241,863	(16)	192,859	192,877	(18)
Short-term borrowings	5,596	5,598	(2)	6,245	6,247	(2)
Unfunded loan commitments	75	n/a	n/a	144	n/a	n/a
Accrued expenses and other liabilities	1,146	1,104	42	2,642	2,414	228
Long-term debt	62,638	67,252	(4,614)	50,005	54,257	(4,252)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended June 30
	2025			2024
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$189	$(1)	$188	$78	$(1)	$77
Loans reported as trading account assets	60	3	63	20	—	20
Trading inventory – other (1)	127	—	127	(1,130)	—	(1,130)
Consumer and commercial loans	63	(3)	60	36	14	50
Loans held-for-sale (2)	—	17	17	—	(7)	(7)
Short-term borrowings	28	—	28	75	—	75
Unfunded loan commitments	—	(11)	(11)	—	(6)	(6)
Accrued expenses and other liabilities	1	(9)	(8)	237	—	237
Long-term debt (3)	(622)	(6)	(628)	58	(7)	51
Other (4)	(160)	(159)	(319)	(76)	(3)	(79)
Total	$(314)	$(169)	$(483)	$(702)	$(10)	$(712)

	Six Months Ended June 30
	2025			2024
Federal funds sold and securities borrowed or purchased under agreements to resell	$323	$(3)	$320	$108	$(4)	$104
Loans reported as trading account assets	172	3	175	5	—	5
Trading inventory – other (1)	1,834	—	1,834	781	—	781
Consumer and commercial loans	81	(2)	79	56	19	75
Loans held-for-sale (2)	—	77	77	—	(17)	(17)
Short-term borrowings	69	—	69	73	—	73
Unfunded loan commitments	—	(20)	(20)	—	(20)	(20)
Accrued expenses and other liabilities	(6)	(9)	(15)	398	—	398
Long-term debt (3)	(877)	(18)	(895)	267	(20)	247
Other (4)	(275)	(169)	(444)	(84)	(7)	(91)
Total	$1,321	$(141)	$1,180	$1,604	$(49)	$1,555
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

95 Bank of America

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024
Loans reported as trading account assets	$(47)	$(32)	$113	$(64)
Consumer and commercial loans	(2)	13	(2)	16
Loans held-for-sale	6	(2)	7	(1)
Unfunded loan commitments	(11)	(6)	(20)	(20)
Long-term debt	—	—	—	(3)
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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at June 30, 2025 and December 31, 2024 are presented in the table below.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	June 30, 2025
Financial assets
Loans	$1,111,187	$53,572	$1,039,923	$1,093,495
Loans held-for-sale	5,401	4,556	845	5,401
Financial liabilities
Deposits (1)	2,011,613	2,012,802	—	2,012,802
Long-term debt	313,418	317,250	586	317,836
Commercial unfunded lending commitments (2)	1,218	75	6,279	6,354

	December 31, 2024
Financial assets
Loans	$1,060,629	$50,971	$992,135	$1,043,106
Loans held-for-sale	9,545	6,707	2,838	9,545
Financial liabilities
Deposits (1)	1,965,467	1,967,061	—	1,967,061
Long-term debt	283,279	287,098	652	287,750
Commercial unfunded lending commitments (2)	1,240	55	3,639	3,694
(1)    Includes demand deposits of $899.3 billion and $892.9 billion with no stated maturities at June 30, 2025 and December 31, 2024.
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

Bank of America 96

NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the
Corporation’s 2024 Annual Report on Form 10-K. The following tables presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and six months ended June 30, 2025 and 2024, and total assets at June 30, 2025 and 2024 for each business segment, as well as All Other.

Results of Business Segments and All Other (1)

At and for the three months ended June 30	Total Corporation (2)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2025	2024	2025	2024	2025	2024
Net interest income	$14,815	$13,862	$8,726	$8,118	$1,762	$1,693
Noninterest income	11,793	11,675	2,087	2,088	4,175	3,881
Total revenue, net of interest expense	26,608	25,537	10,813	10,206	5,937	5,574
Provision for credit losses	1,592	1,508	1,282	1,281	20	7
Noninterest expense
Compensation and benefits (3)	10,332	9,826	1,629	1,584	2,966	2,703
Other noninterest expense	6,851	6,483	3,938	3,880	1,627	1,496
Total noninterest expense	17,183	16,309	5,567	5,464	4,593	4,199
Income before income taxes	7,833	7,720	3,964	3,461	1,324	1,368
Income tax expense	717	823	991	866	331	342
Net income	$7,116	$6,897	$2,973	$2,595	$993	$1,026
Period-end total assets	$3,441,142	$3,257,996	$1,037,407	$1,033,960	$320,820	$324,476

	Global Banking		Global Markets		All Other
	2025	2024	2025	2024	2025	2024
Net interest income	$3,081	$3,275	$1,267	$770	$(21)	$6
Noninterest income	2,609	2,778	4,713	4,689	(1,791)	(1,761)
Total revenue, net of interest expense	5,690	6,053	5,980	5,459	(1,812)	(1,755)
Provision for credit losses	277	235	22	(13)	(9)	(2)
Noninterest expense
Compensation and benefits (3)	1,090	1,032	944	873	—	—
Other noninterest expense	1,980	1,867	2,862	2,613	147	261
Total noninterest expense	3,070	2,899	3,806	3,486	147	261
Income (loss) before income taxes	2,343	2,919	2,152	1,986	(1,950)	(2,014)
Income tax expense (benefit)	644	803	624	576	(1,873)	(1,764)
Net income (loss)	$1,699	$2,116	$1,528	$1,410	$(77)	$(250)
Period-end total assets	$739,759	$620,217	$1,017,649	$887,162	$325,507	$392,181
(1)Segment results are presented on an FTE basis and include additional net interest income and income tax expense, related to tax-exempt securities, of $145 million and $160 million for the three months ended June 30, 2025 and 2024, respectively, as compared to the Consolidated Statement of Income.
(2)There were no material intersegment revenues.
(3)Represents the compensation and benefits directly incurred by each segment.

97 Bank of America

Results of Business Segments and All Other (1)

At and for the six months ended June 30	Total Corporation (2)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2025	2024	2025	2024	2025	2024
Net interest income	$29,403	$28,052	$17,231	$16,315	$3,527	$3,507
Noninterest income	24,716	23,461	4,075	4,057	8,426	7,658
Total revenue, net of interest expense	54,119	51,513	21,306	20,372	11,953	11,165
Provision for credit losses	3,072	2,827	2,574	2,431	34	(6)
Noninterest expense
Compensation and benefits (3)	21,221	20,021	3,315	3,221	5,997	5,498
Other noninterest expense	13,732	13,525	8,078	7,718	3,255	2,965
Total noninterest expense	34,953	33,546	11,393	10,939	9,252	8,463
Income before income taxes	16,094	15,140	7,339	7,002	2,667	2,708
Income tax expense	1,582	1,569	1,835	1,751	667	677
Net income	$14,512	$13,571	$5,504	$5,251	$2,000	$2,031
Period-end total assets	$3,441,142	$3,257,996	$1,037,407	$1,033,960	$320,820	$324,476

	Global Banking		Global Markets		All Other
	2025	2024	2025	2024	2025	2024
Net interest income	$6,232	$6,735	$2,456	$1,451	$(43)	$44
Noninterest income	5,435	5,298	10,108	9,891	(3,328)	(3,443)
Total revenue, net of interest expense	11,667	12,033	12,564	11,342	(3,371)	(3,399)
Provision for credit losses	431	464	50	(49)	(17)	(13)
Noninterest expense
Compensation and benefits (3)	2,280	2,212	1,996	1,838	—	—
Other noninterest expense	3,974	3,699	5,621	5,140	437	1,255
Total noninterest expense	6,254	5,911	7,617	6,978	437	1,255
Income (loss) before income taxes	4,982	5,658	4,897	4,413	(3,791)	(4,641)
Income tax expense (benefit)	1,370	1,556	1,420	1,280	(3,710)	(3,695)
Net income (loss)	$3,612	$4,102	$3,477	$3,133	$(81)	$(946)
Period-end total assets	$739,759	$620,217	$1,017,649	$887,162	$325,507	$392,181
(1)Segment results are presented on an FTE basis and include additional net interest income and income tax expense, related to tax-exempt securities, of $290 million and $318 million for the six months ended June 30, 2025 and 2024, respectively, as compared to the Consolidated Statement of Income.
(2)There were no material intersegment revenues.
(3)Represents the compensation and benefits directly incurred by each segment.

Bank of America 98

The table below presents noninterest income and the associated components for the three and six months ended June 30, 2025 and 2024 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024
Fees and commissions:
Card income
Interchange fees	$1,036	$1,023	$821	$815	$(7)	$(7)
Other card income	610	558	594	546	17	16
Total card income	1,646	1,581	1,415	1,361	10	9
Service charges
Deposit-related fees	1,265	1,172	627	614	12	10
Lending-related fees	350	335	—	—	16	14
Total service charges	1,615	1,507	627	614	28	24
Investment and brokerage services
Asset management fees	3,698	3,370	58	45	3,643	3,327
Brokerage fees	1,082	950	27	33	390	380
Total investment and brokerage services	4,780	4,320	85	78	4,033	3,707
Investment banking fees
Underwriting income	806	869	—	—	65	57
Syndication fees	289	318	—	—	—	—
Financial advisory services	333	374	—	—	—	—
Total investment banking fees	1,428	1,561	—	—	65	57
Total fees and commissions	9,469	8,969	2,127	2,053	4,136	3,797
Market making and similar activities	3,153	3,298	6	6	28	38
Other income (loss)	(829)	(592)	(46)	29	11	46
Total noninterest income	$11,793	$11,675	$2,087	$2,088	$4,175	$3,881

	Global Banking		Global Markets		All Other
	Three Months Ended June 30
	2025	2024	2025	2024	2025	2024
Fees and commissions:
Card income
Interchange fees	$203	$195	$19	$20	$—	$—
Other card income	4	3	—	—	(5)	(7)
Total card income	207	198	19	20	(5)	(7)
Service charges
Deposit-related fees	607	525	17	22	2	1
Lending-related fees	257	250	77	71	—	—
Total service charges	864	775	94	93	2	1
Investment and brokerage services
Asset management fees	—	—	—	—	(3)	(2)
Brokerage fees	23	21	642	516	—	—
Total investment and brokerage services	23	21	642	516	(3)	(2)
Investment banking fees
Underwriting income	322	345	489	517	(70)	(50)
Syndication fees	154	168	135	150	—	—
Financial advisory services	291	322	42	52	—	—
Total investment banking fees	767	835	666	719	(70)	(50)
Total fees and commissions	1,861	1,829	1,421	1,348	(76)	(58)
Market making and similar activities	68	78	3,300	3,218	(249)	(42)
Other income (loss)	680	871	(8)	123	(1,466)	(1,661)
Total noninterest income	$2,609	$2,778	$4,713	$4,689	$(1,791)	$(1,761)

99 Bank of America

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Six Months Ended June 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024
Fees and commissions:
Card income
Interchange fees	$1,952	$1,954	$1,531	$1,547	$(13)	$(11)
Other card income	1,212	1,090	1,181	1,086	33	30
Total card income	3,164	3,044	2,712	2,633	20	19
Service charges
Deposit-related fees	2,493	2,294	1,245	1,192	25	21
Lending-related fees	683	655	—	—	30	26
Total service charges	3,176	2,949	1,245	1,192	55	47
Investment and brokerage services
Asset management fees	7,436	6,640	113	100	7,330	6,546
Brokerage fees	2,157	1,867	55	56	792	761
Total investment and brokerage services	9,593	8,507	168	156	8,122	7,307
Investment banking fees
Underwriting income	1,576	1,770	—	—	134	120
Syndication fees	658	612	—	—	—	—
Financial advisory services	717	747	—	—	—	—
Total investment banking fees	2,951	3,129	—	—	134	120
Total fees and commissions	18,884	17,629	4,125	3,981	8,331	7,493
Market making and similar activities	6,737	7,186	14	11	62	72
Other income (loss)	(905)	(1,354)	(64)	65	33	93
Total noninterest income	$24,716	$23,461	$4,075	$4,057	$8,426	$7,658

	Global Banking		Global Markets		All Other
	Six Months Ended June 30
	2025	2024	2025	2024	2025	2024
Fees and commissions:
Card income
Interchange fees	$401	$381	$33	$37	$—	$—
Other card income	8	5	—	—	(10)	(31)
Total card income	409	386	33	37	(10)	(31)
Service charges
Deposit-related fees	1,189	1,034	31	45	3	2
Lending-related fees	501	491	152	138	—	—
Total service charges	1,690	1,525	183	183	3	2
Investment and brokerage services
Asset management fees	—	—	—	—	(7)	(6)
Brokerage fees	41	39	1,269	1,011	—	—
Total investment and brokerage services	41	39	1,269	1,011	(7)	(6)
Investment banking fees
Underwriting income	644	726	942	1,027	(144)	(103)
Syndication fees	340	320	318	292	—	—
Financial advisory services	630	639	87	108	—	—
Total investment banking fees	1,614	1,685	1,347	1,427	(144)	(103)
Total fees and commissions	3,754	3,635	2,832	2,658	(158)	(138)
Market making and similar activities	134	146	6,922	7,048	(395)	(91)
Other income (loss)	1,547	1,517	354	185	(2,775)	(3,214)
Total noninterest income	$5,435	$5,298	$10,108	$9,891	$(3,328)	$(3,443)

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
Risk-adjusted Margin – Difference between total revenue, net of interest expense, and net charge-offs divided by average loans.

Bank of America 102

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended June 30, 2025. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (2)(3)
April 1 - 30, 2025	30,935	$38.88	30,916	$13,185
May 1 - 31, 2025	54,284	43.29	54,125	10,865
June 1 - 30, 2025	38,751	45.37	38,730	9,125
Three months ended June 30, 2025	123,970	42.84	123,771
(1)Includes 198 thousand shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On July 24, 2024, the Board authorized and announced a $25 billion common stock repurchase program, effective August 1, 2024 (the 2024 Repurchase Program), to replace the Corporation’s previous program, which expired on August 1, 2024. During the three months ended June 30, 2025, pursuant to the 2024 Repurchase Program, the Corporation repurchased approximately 124 million shares, or $5.3 billion, of its common stock. For more information, see Capital Management – CCAR and Capital Planning in the MD&A on page 20 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)     On July 23, 2025, the Board authorized a $40 billion common stock repurchase program, effective August 1, 2025, to replace the 2024 Repurchase Program. The 2024 Repurchase Program will expire on August 1, 2025.

The Corporation did not have any unregistered sales of equity securities during the three months ended June 30, 2025.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended June 30, 2025, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (Exchange Act)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Corporation’s securities.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended June 30, 2025 that requires disclosure under Section 13(r) of the Exchange Act.

During the second quarter of 2025, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed 85 authorized wire payments totaling $33,421,760 pursuant to a general license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) regarding Afghanistan or governing institutions in Afghanistan. These payments were for two BANA clients and were processed to Afghan state-owned banks, which may be subject to Executive Order 13224. There was no measurable gross revenue or net profit to the Corporation relating to these transactions, except nominal fees received by BANA for processing payments.
In addition, during the second quarter of 2025, two transactions occurred relating to the internal transfer of funds between BANA client accounts, which involved an individual whose name matched that of a person recently designated by OFAC under Executive Order 13224. All funds were subsequently blocked, and the transactions were reported to OFAC. There was no measurable gross revenue or net profit to the Corporation relating to these transactions.
The Corporation may in the future engage in authorized transactions for its clients to the extent permitted by U.S. law.

Bank of America 104

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof	1

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		10-Q	3.2	7/30/24	1-6523

10.1	Bank of America Corporation Equity Plan, as amended and restated effective April 22, 2025	2	8-K	10.1	4/24/25	1-6523

22	Subsidiary Issuers of Guaranteed Securities		10-K	22	2/22/23	1-6523

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

101.INS	Inline XBRL Instance Document	4

101.SCH	Inline XBRL Taxonomy Extension Schema Document	1

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bank of America Corporation Registrant

Date:	July 31, 2025	/s/ Johnbull E. Okpara
Johnbull E. Okpara Chief Accounting Officer

105 Bank of America