Form 10-Q
period 2025-09-30
BANK OF AMERICA CORP /DE/
filed 2025-10-31
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Yes ☐ No ☑
On October 30, 2025, there were 7,302,495,550 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
September 30, 2025
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2024 Annual Report on Form 10-K and in any of the Corporation’s subsequent U.S. Securities and Exchange Commission (SEC) filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage, which are inherently difficult to predict, resulting from pending, threatened or future litigation and regulatory inquiries, demands, requests, investigations, proceedings and enforcement actions, which the Corporation is subject to in the ordinary course of business, including matters related to our processing of unemployment benefits for California and certain other states, the features of our automatic credit card payment service, the adequacy of the Corporation’s anti-money laundering and economic sanctions programs and the processing of electronic payments, including through the Zelle network, and related fraud, which are in various stages; in connection with ongoing litigation, the impact of certain changes to Visa’s and Mastercard’s respective card payment network rules and reductions in interchange fees for U.S.-based merchants; the possibility that the Corporation's future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the Corporation's ability to resolve representations and warranties repurchase and related claims; the impact of U.S. and global interest rates (including the potential for ongoing fluctuations in interest rates), inflation, currency exchange rates, economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, which may have varying effects across industries and geographies, and geopolitical instability; the risks related to the discontinuation of reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, which may include unemployment rates, real estate prices, gross domestic product levels and corporate bond spreads, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of trade policies, supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation’s concentration of credit risk; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; variances to the underlying assumptions and judgments used in estimating banking book net interest income sensitivity; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations, including impacts from the 2025 budget reconciliation legislation; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic payments and payment of checks, that were authorized by the customer but induced by fraud; the impact of failures or disruptions in or breaches of the

Bank of America 2

Corporation’s operations or information systems, or those of various third parties, including regulators and federal and state governments, such as from cybersecurity incidents; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental goals or the impact of any changes in the Corporation’s sustainability or human capital management strategy or goals; the impact of uncertain or changing political conditions, federal government shutdowns and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary, trade or regulatory policy; the emergence of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the Russia/Ukraine conflict, the conflicts in the Middle East, the possible expansion of such conflicts and potential geopolitical consequences), civil unrest, terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At September 30, 2025, the Corporation had $3.4 trillion in assets and a headcount of approximately 213,000 employees. As of September 30, 2025, we served clients through operations across the U.S., its territories and more than 35 countries and/or jurisdictions. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 69 million consumer and small business clients with approximately 3,600 retail financial centers, approximately 15,000 automated teller machines (ATMs), and leading digital banking platforms (www.bankofamerica.com) with approximately 49 million active users, including approximately 41 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of $4.6 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
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
Recent Developments
Capital Management
In June 2025, the Board of Governors of the Federal Reserve System (Federal Reserve) announced the results of the 2025 Comprehensive Capital Analysis and Review (CCAR) supervisory stress tests, which included preliminary stress capital buffers (SCBs) that were finalized in August 2025. Based on the results under the current regulatory framework, our SCB decreased to 2.5 percent from 3.2 percent, effective October 1, 2025.
On July 23, 2025, the Board of Directors (Board) authorized a $40 billion common stock repurchase program, effective August 1, 2025, that replaced the Corporation’s $25 billion repurchase program authorized by the Board in July 2024. For more information about the Corporation’s common stock repurchase programs, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 104.
On October 23, 2025, the Board declared a quarterly common stock dividend of $0.28 per share, payable on December 26, 2025 to shareholders of record as of December 5, 2025.
For more information on our capital resources and regulatory developments, see Capital Management beginning on page 20.

3 Bank of America

Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2025	2024	2025	2024
Income statement
Net interest income	$15,233	$13,967	$44,346	$41,701
Noninterest income	12,855	11,378	37,571	34,839
Total revenue, net of interest expense	28,088	25,345	81,917	76,540
Provision for credit losses	1,295	1,542	4,367	4,369
Noninterest expense	17,337	16,479	52,290	50,025
Income before income taxes	9,456	7,324	25,260	22,146
Income tax expense	987	428	2,279	1,679
Net income	8,469	6,896	22,981	20,467
Preferred stock dividends and other	429	516	1,126	1,363
Net income applicable to common shareholders	$8,040	$6,380	$21,855	$19,104
Per common share information
Earnings	$1.08	$0.82	$2.89	$2.42
Diluted earnings	1.06	0.81	2.85	2.40
Dividends paid	0.28	0.26	0.80	0.74
Performance ratios
Return on average assets (1)	0.98%	0.83%	0.90%	0.84%
Return on average common shareholders’ equity (1)	11.53	9.44	10.63	9.59
Return on average tangible common shareholders’ equity (2)	15.43	12.76	14.27	13.02
Efficiency ratio (1)	61.73	65.02	63.83	65.36
			September 30 2025	December 31 2024

Balance sheet
Total loans and leases			$1,165,900	$1,095,835
Total assets			3,403,716	3,261,519
Total deposits			2,002,208	1,965,467
Total liabilities			3,099,564	2,965,960
Total common shareholders’ equity			278,160	272,400
Total shareholders’ equity			304,152	295,559
(1)For definitions, see Key Metrics on page 102.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most directly comparable financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 47.
Net income was $8.5 billion and $23.0 billion, or $1.06 and $2.85 per diluted share, for the three and nine months ended September 30, 2025 compared to $6.9 billion and $20.5 billion, or $0.81 and $2.40 per diluted share, for the same periods in 2024. The increases in net income were primarily due to higher noninterest income and net interest income, and lower provision for credit losses, partially offset by higher noninterest expense.
Total assets increased $142.2 billion from December 31, 2024 to $3.4 trillion primarily driven by higher loans and leases due to growth in commercial loans and residential mortgages, higher securities borrowed or purchased under agreements to resell and higher trading account assets to support Global Markets client activity, as well as higher debt securities due to investment of excess cash from deposit inflows.
Total liabilities increased $133.6 billion from December 31, 2024 to $3.1 trillion primarily driven by higher deposits in Global Banking and higher long-term debt issuances, as well as higher trading account liabilities, customer trade payables, and securities loaned or sold under agreements to repurchase to support Global Markets client activity.
Shareholders’ equity increased $8.6 billion from December 31, 2024 primarily due to net income, preferred stock issuances and an increase in accumulated other comprehensive income (OCI), partially offset by returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, as well as preferred stock redemptions.
Net Interest Income
Net interest income increased $1.3 billion to $15.2 billion, and $2.6 billion to $44.3 billion for the three and nine months ended September 30, 2025 compared to the same periods in 2024. Net interest yield on a fully taxable-equivalent (FTE) basis increased nine basis points (bps) to 2.01 percent for the three months ended September 30, 2025, and three bps to 1.98 percent for the nine months ended September 30, 2025. The increase in net interest income in the three-month period was primarily driven by higher net interest income related to Global Markets activity, fixed-asset repricing, and deposit and loan growth, partially offset by the impact of lower interest rates. The increase in net interest income in the nine-month period was primarily driven by fixed-asset repricing, higher net interest income related to Global Markets activity, and deposit and loan growth, partially offset by the impact of lower interest rates and one less day of interest accrual. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 7, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 44.

Bank of America 4

Noninterest Income

Table 2	Noninterest Income

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2025	2024	2025	2024
Fees and commissions:
Card income		$1,629	$1,618	$4,793	$4,662
Service charges		1,632	1,552	4,808	4,501
Investment and brokerage services		5,063	4,546	14,656	13,053
Investment banking fees		2,013	1,403	4,964	4,532
Total fees and commissions		10,337	9,119	29,221	26,748
Market making and similar activities		3,203	3,278	9,940	10,464
Other income (loss)		(685)	(1,019)	(1,590)	(2,373)
Total noninterest income		$12,855	$11,378	$37,571	$34,839
Noninterest income increased $1.5 billion to $12.9 billion and $2.7 billion to $37.6 billion for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The following highlights the significant changes.
●    Service charges increased $80 million and $307 million primarily due to higher treasury service charges.
●    Investment and brokerage services increased $517 million and $1.6 billion primarily driven by higher asset management fees from higher average equity market valuations and the impact of positive assets under management (AUM) flows, as well as higher brokerage fees due to increased transactional volume.
●    Investment banking fees increased $610 million for the three-month period primarily driven by higher debt issuance, advisory and equity issuance fees. The increase of $432 million for the nine-month period was primarily driven by higher debt issuance and advisory fees, partially offset by lower equity issuance fees.
●    Market making and similar activities decreased $75 million for the three-month period primarily driven by lower trading revenue from macro products in Fixed Income, Currencies and Commodities (FICC), partially offset by higher income from derivatives used in foreign currency risk management activities. The decrease of $524 million for the nine-month period was primarily driven by lower trading revenue from credit products in FICC and lower income from derivatives used in foreign currency risk management activities.
●    Other income increased $334 million for the three-month period primarily due to lower partnership losses on tax-related equity investments and lower valuation losses on certain derivatives. In addition, the prior-year period included losses on leveraged finance positions. The increase of $783 million for the nine-month period was primarily due to gains on leveraged finance positions.
Provision for Credit Losses
The provision for credit losses decreased $247 million to $1.3 billion for the three months ended September 30, 2025 and remained relatively unchanged at $4.4 billion for the nine months ended September 30, 2025 as compared to the same periods in 2024. For more information on the provision for credit losses, see Allowance for Credit Losses on page 40.

5 Bank of America

Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2025	2024	2025	2024
Compensation and benefits		$10,523	$9,916	$31,744	$29,937
Occupancy and equipment		1,872	1,836	5,564	5,465
Information processing and communications		1,827	1,784	5,540	5,347
Product delivery and transaction related		1,025	849	2,913	2,591
Professional fees		606	723	1,898	1,925
Marketing		572	504	1,641	1,446
Other general operating		912	867	2,990	3,314
Total noninterest expense		$17,337	$16,479	$52,290	$50,025
Noninterest expense increased $858 million to $17.3 billion and $2.3 billion to $52.3 billion for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The increases were primarily driven by continued investments in the business, including people, technology and brand, as well as higher revenue-related expenses. Additionally, the prior-year nine-month period included a $700 million accrual for the increase in the Corporation’s share of the Federal Deposit Insurance Corporation (FDIC) special assessment.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2025	2024	2025	2024
Income before income taxes		$9,456	$7,324	$25,260	$22,146
Income tax expense		987	428	2,279	1,679
Effective tax rate		10.4%	5.8%	9.0%	7.6%
The effective tax rates (ETR) for the three and nine months ended September 30, 2025 and 2024 were primarily driven by our recurring tax preference benefits, which mainly consisted of tax credits from investments in renewable energy and affordable housing. Absent these credits and discrete items totaling $1.2 billion (13 percentage points) and $1.3 billion (18 percentage points) for the three months ended September 30, 2025 and 2024, the adjusted ETR was 23 percent and 24 percent, respectively. Absent these credits and discrete items totaling $3.9 billion (15 percentage points) and $3.9 billion (17 percentage points) for the nine months ended September 30, 2025 and 2024, the adjusted ETR was 24 percent and 25 percent, respectively. Adjusted ETR is a non-GAAP financial measure. For more information, see Supplemental Financial Data on page 7.

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
For information on key segment performance metrics, see Business Segment Operations on page 11.

7 Bank of America

Table 5	Selected Financial Data
							Nine Months Ended September 30
		2025 Quarters			2024 Quarters
(In millions, except per share information)		Third	Second	First	Fourth	Third	2025	2024
Income statement
Net interest income		$15,233	$14,670	$14,443	$14,359	$13,967	$44,346	$41,701
Noninterest income		12,855	11,793	12,923	10,988	11,378	37,571	34,839
Total revenue, net of interest expense		28,088	26,463	27,366	25,347	25,345	81,917	76,540
Provision for credit losses		1,295	1,592	1,480	1,452	1,542	4,367	4,369
Noninterest expense		17,337	17,183	17,770	16,787	16,479	52,290	50,025
Income before income taxes		9,456	7,688	8,116	7,108	7,324	25,260	22,146
Income tax expense		987	572	720	443	428	2,279	1,679
Net income		8,469	7,116	7,396	6,665	6,896	22,981	20,467
Net income applicable to common shareholders		8,040	6,825	6,990	6,399	6,380	21,855	19,104
Average common shares issued and outstanding		7,466.0	7,581.2	7,677.9	7,738.4	7,818.0	7,574.5	7,894.7
Average diluted common shares issued and outstanding		7,627.1	7,651.6	7,770.8	7,843.7	7,902.1	7,724.7	7,965.0
Performance ratios
Return on average assets (1)		0.98%	0.83%	0.89%	0.80%	0.83%	0.90%	0.84%
Four-quarter trailing return on average assets (2)		0.88	0.84	0.84	0.83	0.72	n/a	n/a
Return on average common shareholders’ equity (1)		11.53	9.98	10.36	9.37	9.44	10.63	9.59
Return on average tangible common shareholders’ equity (3)		15.43	13.40	13.94	12.63	12.76	14.27	13.02
Return on average shareholders’ equity (1)		11.13	9.61	10.14	8.98	9.30	10.30	9.31
Return on average tangible shareholders’ equity (3)		14.49	12.58	13.29	11.78	12.20	13.47	12.23
Total ending equity to total ending assets		8.94	8.71	8.82	9.06	8.92	8.94	8.92
Common equity ratio (1)		8.17	8.02	8.21	8.35	8.18	8.17	8.18
Total average equity to total average assets		8.79	8.65	8.83	8.89	8.95	8.75	8.97
Dividend payout (1)		25.86	28.71	28.51	31.29	31.70	27.60	30.46
Per common share data
Earnings		$1.08	$0.90	$0.91	$0.83	$0.82	$2.89	$2.42
Diluted earnings		1.06	0.89	0.90	0.82	0.81	2.85	2.40
Dividends paid		0.28	0.26	0.26	0.26	0.26	0.80	0.74
Book value (1)		37.95	37.13	36.39	35.79	35.37	37.95	35.37
Tangible book value (3)		28.39	27.71	27.12	26.58	26.25	28.39	26.25
Market capitalization		$378,125	$351,904	$315,482	$334,497	$305,090	$378,125	$305,090
Average balance sheet
Total loans and leases		$1,153,035	$1,128,453	$1,093,738	$1,081,009	$1,059,728
Total assets		3,435,943	3,432,734	3,351,423	3,318,094	3,296,171
Total deposits		1,991,434	1,973,761	1,958,332	1,957,950	1,920,748
Long-term debt		247,425	249,104	241,036	238,988	247,338
Common shareholders’ equity		276,743	274,344	273,480	271,641	269,001
Total shareholders’ equity		301,975	296,917	295,787	295,134	294,985
Asset quality
Allowance for credit losses (4)		$14,361	$14,434	$14,366	$14,336	$14,351
Nonperforming loans, leases and foreclosed properties (5)		5,470	6,104	6,201	6,120	5,824
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)		1.14%	1.17%	1.20%	1.21%	1.24%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)		248	222	218	222	235
Net charge-offs		$1,367	$1,525	$1,452	$1,466	$1,534
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)		0.47%	0.55%	0.54%	0.54%	0.58%
Capital ratios at period end (6)
Common equity tier 1 capital		11.6%	11.5%	11.8%	11.9%	11.8%
Tier 1 capital		13.1	12.9	13.0	13.2	13.2
Total capital		15.0	14.8	15.0	15.1	14.9
Tier 1 leverage		6.8	6.7	6.8	6.9	6.9
Supplementary leverage ratio		5.8	5.7	5.7	5.9	5.9
Tangible equity (3)		7.0	6.8	6.9	7.1	7.0
Tangible common equity (3)		6.2	6.1	6.3	6.3	6.2
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets		27.0%	27.1%	27.4%	27.1%	27.4%
Total loss-absorbing capacity to supplementary leverage exposure		11.9	12.0	12.1	12.0	12.2
Eligible long-term debt to risk-weighted assets		13.1	13.5	13.6	13.0	13.3
Eligible long-term debt to supplementary leverage exposure		5.8	6.0	6.0	5.8	6.0
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
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 20.
n/a = not applicable

Bank of America 8

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	Third Quarter 2025			Third Quarter 2024
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$264,233	$2,698	4.05%	$320,781	$4,129	5.12%
Time deposits placed and other short-term investments	9,716	88	3.59	10,031	108	4.29
Federal funds sold and securities borrowed or purchased under agreements to resell	316,603	3,802	4.76	323,119	5,196	6.40
Trading account assets	239,048	3,222	5.35	214,980	2,749	5.09
Debt securities	932,588	6,975	2.97	883,562	6,859	3.08
Loans and leases (2)
Residential mortgage	235,301	2,070	3.52	227,800	1,872	3.29
Home equity	26,413	390	5.86	25,664	418	6.48
Credit card	100,966	2,932	11.52	99,908	2,924	11.64
Direct/Indirect and other consumer	110,127	1,525	5.49	104,732	1,512	5.74
Total consumer	472,807	6,917	5.82	458,104	6,726	5.85
U.S. commercial	443,274	5,953	5.33	391,728	5,358	5.44
Non-U.S. commercial	154,458	2,121	5.45	125,377	2,222	7.05
Commercial real estate (3)	66,494	1,044	6.23	69,404	1,275	7.31
Commercial lease financing	16,002	216	5.37	15,115	201	5.30
Total commercial	680,228	9,334	5.45	601,624	9,056	5.99
Total loans and leases	1,153,035	16,251	5.60	1,059,728	15,782	5.93
Other earning assets	124,965	2,484	7.89	105,496	2,815	10.62
Total earning assets	3,040,188	35,520	4.64	2,917,697	37,638	5.14
Cash and due from banks	24,963			23,435
Other assets, less allowance for loan and lease losses	370,792			355,039
Total assets	$3,435,943			$3,296,171
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits (4)	$1,095,931	$6,063	2.19%	$1,043,182	$6,603	2.52%
Time and savings deposits (4)	257,475	1,941	2.99	259,999	2,367	3.62
Total U.S. interest-bearing deposits	1,353,406	8,004	2.35	1,303,181	8,970	2.74
Non-U.S. interest-bearing deposits	125,309	928	2.94	110,527	1,155	4.16
Total interest-bearing deposits	1,478,715	8,932	2.40	1,413,708	10,125	2.85
Federal funds purchased and securities loaned or sold under agreements to repurchase	392,431	4,800	4.85	383,334	6,193	6.43
Short-term borrowings and other interest-bearing liabilities	178,368	2,372	5.28	147,579	2,747	7.41
Trading account liabilities	52,452	672	5.08	52,973	538	4.04
Long-term debt	247,425	3,357	5.40	247,338	3,921	6.32
Total interest-bearing liabilities	2,349,391	20,133	3.40	2,244,932	23,524	4.17
Noninterest-bearing sources
Noninterest-bearing deposits	512,719			507,040
Other liabilities (5)	271,858			249,214
Shareholders’ equity	301,975			294,985
Total liabilities and shareholders’ equity	$3,435,943			$3,296,171
Net interest spread			1.24%			0.97%
Impact of noninterest-bearing sources			0.77			0.95
Net interest income/yield on earning assets (6)		$15,387	2.01%		$14,114	1.92%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 44.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $60.6 billion and $63.1 billion, and non-U.S. commercial real estate loans of $5.9 billion and $6.3 billion for the third quarter of 2025 and 2024.
(4)Certain prior-period time and savings deposits have been reclassified to demand and money market deposits.
(5)Includes $66.2 billion and $49.5 billion of structured notes and liabilities for the third quarter of 2025 and 2024.
(6)Net interest income includes FTE adjustments of $154 million and $147 million for the third quarter of 2025 and 2024.

9 Bank of America

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Nine Months Ended September 30
(Dollars in millions)	2025			2024
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$270,333	$8,351	4.13%	$337,495	$13,158	5.21%
Time deposits placed and other short-term investments	9,776	269	3.67	10,200	347	4.54
Federal funds sold and securities borrowed or purchased under agreements to resell	330,629	11,670	4.72	315,468	15,530	6.58
Trading account assets	234,950	9,337	5.31	206,609	7,773	5.02
Debt securities	929,833	20,693	2.96	859,578	19,373	3.00
Loans and leases (2)
Residential mortgage	233,047	6,017	3.44	227,705	5,499	3.22
Home equity	26,153	1,135	5.80	25,572	1,213	6.33
Credit card	100,387	8,616	11.48	99,570	8,535	11.45
Direct/Indirect and other consumer	108,655	4,441	5.46	103,934	4,339	5.58
Total consumer	468,242	20,209	5.77	456,781	19,586	5.73
U.S. commercial	427,532	17,089	5.34	385,864	15,861	5.49
Non-U.S. commercial	147,509	6,195	5.62	124,501	6,562	7.04
Commercial real estate (3)	66,034	3,087	6.25	70,906	3,871	7.29
Commercial lease financing	15,976	645	5.39	15,003	597	5.31
Total commercial	657,051	27,016	5.50	596,274	26,891	6.02
Total loans and leases	1,125,293	47,225	5.61	1,053,055	46,477	5.89
Other earning assets	118,534	7,204	8.13	106,437	8,437	10.59
Total earning assets	3,019,348	104,749	4.64	2,888,842	111,095	5.14
Cash and due from banks	24,486			23,941
Other assets, less allowance for loan and lease losses	363,176			360,073
Total assets	$3,407,010			$3,272,856
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits (4)	$1,081,175	$17,329	2.14%	$1,044,707	$19,024	2.43%
Time and savings deposits (4)	259,796	6,057	3.12	247,155	6,582	3.56
Total U.S. interest-bearing deposits	1,340,971	23,386	2.33	1,291,862	25,606	2.65
Non-U.S. interest-bearing deposits	121,352	2,859	3.15	107,144	3,312	4.13
Total interest-bearing deposits	1,462,323	26,245	2.40	1,399,006	28,918	2.76
Federal funds purchased, securities loaned or sold under agreements to repurchase	397,419	14,375	4.84	368,459	18,390	6.67
Short-term borrowings and other interest-bearing liabilities	173,935	7,195	5.53	147,138	8,155	7.40
Trading account liabilities	53,307	2,055	5.15	52,876	1,624	4.10
Long-term debt	245,878	10,089	5.48	248,597	11,842	6.36
Total interest-bearing liabilities	2,332,862	59,959	3.44	2,216,076	68,929	4.15
Noninterest-bearing sources
Noninterest-bearing deposits	512,307			513,735
Other liabilities (5)	263,592			249,407
Shareholders’ equity	298,249			293,638
Total liabilities and shareholders’ equity	$3,407,010			$3,272,856
Net interest spread			1.20%			0.99%
Impact of noninterest-bearing sources			0.78			0.96
Net interest income/yield on earning assets (6)		$44,790	1.98%		$42,166	1.95%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 44.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $60.1 billion and $64.9 billion, and non-U.S. commercial real estate loans of $5.9 billion and $6.0 billion for the nine months ended September 30, 2025 and 2024.
(4)Certain prior-period time and savings deposits have been reclassified to demand and money market deposits.
(5)Includes $59.6 billion and $46.7 billion of structured notes and liabilities for the nine months ended September 30, 2025 and 2024.
(6)Net interest income includes FTE adjustments of $444 million and $465 million for the nine months ended September 30, 2025 and 2024.

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
Consumer Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Net interest income	$8,988	$8,278	9%	$26,219	$24,593	7%
Noninterest income:
Card income	1,403	1,402	—	4,115	4,035	2
Service charges	645	631	2	1,890	1,823	4
All other income	130	107	21	248	339	(27)
Total noninterest income	2,178	2,140	2	6,253	6,197	1
Total revenue, net of interest expense	11,166	10,418	7	32,472	30,790	5

Provision for credit losses	1,009	1,302	(23)	3,583	3,733	(4)
Noninterest expense	5,575	5,534	1	16,968	16,473	3
Income before income taxes	4,582	3,582	28	11,921	10,584	13
Income tax expense	1,145	895	28	2,980	2,646	13
Net income	$3,437	$2,687	28	$8,941	$7,938	13

Effective tax rate	25.0%	25.0%		25.0%	25.0%

Net interest yield	3.59	3.35		3.53	3.32
Efficiency ratio	49.92	53.12		52.25	53.50
Return on average allocated capital	31	25		27	25

Balance Sheet

	Three Months Ended September 30			Nine Months Ended September 30
Average	2025	2024	% Change	2025	2024	% Change
Total loans and leases	$320,297	$313,781	2%	$318,178	$313,027	2%
Total earning assets	992,007	982,058	1	993,484	989,944	—
Total assets	1,029,529	1,019,085	1	1,030,874	1,027,291	—
Total deposits	947,414	938,364	1	948,983	946,640	—
Allocated capital	44,000	43,250	2	44,000	43,250	2

Period end				September 30 2025	December 31 2024	% Change
Total loans and leases				$321,905	$318,754	1%
Total earning assets				994,931	995,369	—
Total assets				1,032,826	1,034,370	—
Total deposits				949,100	952,311	—
Consumer Banking offers a diversified range of lending, deposit and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Consumer Banking Results
Three-Month Comparison
Net income for Consumer Banking increased $750 million to $3.4 billion primarily due to higher revenue and lower provision for credit losses, partially offset by higher noninterest expense. Net interest income increased $710 million to $9.0 billion primarily driven by higher deposit spreads, as well as loan and deposit balances. Noninterest income was $2.2 billion, relatively unchanged from the same period a year ago.
The provision for credit losses decreased $293 million to $1.0 billion primarily due to improved asset quality in credit card. Noninterest expense increased $41 million to $5.6 billion primarily driven by investments in the business, including people.

11 Bank of America

The return on average allocated capital was 31 percent, up from 25 percent, due to higher net income, partially offset by an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 11.
Average loans and leases increased $6.5 billion to $320.3 billion due to growth across all products.
Average deposits increased $9.1 billion to $947.4 billion primarily due to growth in time deposits of $15.5 billion and net inflows of $11.2 billion in checking, partially offset by net outflows of $17.6 billion in money market and other savings.
Nine-Month Comparison
Net income for Consumer Banking increased $1.0 billion to $8.9 billion due to higher revenue and lower provision for credit losses, partially offset by higher noninterest expense. Net interest income increased $1.6 billion to $26.2 billion primarily driven by higher deposit spreads and loan balances, partially offset by one less day of interest accrual. Noninterest income was $6.3 billion, largely unchanged from the same period a year ago.
The provision for credit losses decreased $150 million to $3.6 billion driven by improved asset quality in credit card, partially offset by the dampened macroeconomic outlook. Noninterest expense increased $495 million to $17.0 billion primarily driven by investments in the business, including operations, people and technology.
The return on average allocated capital was 27 percent, up from 25 percent, due to higher net income, partially offset by an increase in allocated capital.
Average loans and leases increased $5.2 billion to $318.2 billion due to the same factor as described in the three-month discussion.
Average deposits increased $2.3 billion to $949.0 billion primarily due to growth in time deposits of $18.4 billion and net inflows of $6.9 billion in checking, partially offset by net outflows of $22.9 billion in money market and other savings.
Consumer investment assets increased $83.8 billion to $580.4 billion driven by higher market valuations and positive net client flows.
Key Statistics
The table below provides key performance indicators for deposit spreads, other period-end information, credit and debit card and loan production activities.

Key Statistics

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024
Deposit Spreads
Total deposit spreads (excludes noninterest costs)	2.94%	2.81%	2.90%	2.76%

Period end
Consumer investment assets (in millions) (1)			$580,391	$496,582
Active digital banking users (in thousands) (2)			49,198	47,830
Active mobile banking users (in thousands) (3)			41,258	39,638
Financial centers			3,649	3,741
ATMs			14,920	14,900

Credit and Debit Card
Total credit card (4)
Gross interest yield (5)	12.17%	12.49%	12.12%	12.35%
Risk-adjusted margin (6)	7.48	7.22	7.08	6.93
New accounts (in thousands)	929	970	2,676	2,919
Purchase volumes	$95,116	$92,592	$278,138	$272,899
Debit card purchase volumes	150,048	139,352	439,533	412,105

Loan Production (7)
Consumer Banking:
First mortgage	$3,052	$2,684	$7,961	$7,068
Home equity	2,326	1,897	6,401	5,524
Total (8):
First mortgage	$6,751	$5,348	$17,863	$14,519
Home equity	2,800	2,289	7,780	6,573
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

Bank of America 12

Active mobile banking users increased approximately two million, reflecting client growth and continuing changes in our clients’ banking preferences. We had a net decrease of 92 financial centers and an increase of 20 ATMs as we continued to optimize our consumer banking network.
During the three months ended September 30, 2025, the total risk-adjusted margin increased 26 bps primarily driven by lower net charge-offs and higher net interest margin. During the nine months ended September 30, 2025, the total risk-adjusted margin increased 15 bps primarily driven by higher net interest margin and fee income, partially offset by higher net charge-offs. During the three and nine months ended September 30, 2025, total credit card purchase volumes increased $2.5 billion and $5.2 billion, and debit card purchase volumes increased $10.7 billion and $27.4 billion, reflecting higher levels of consumer spending.
During the three and nine months ended September 30, 2025, first mortgage loan originations for Consumer Banking increased $368 million and $893 million, and first mortgage loan originations for the total Corporation increased $1.4 billion and $3.3 billion for the same periods, primarily driven by higher demand.
During the three and nine months ended September 30, 2025, home equity production in Consumer Banking increased $429 million and $877 million, and home equity production for the total Corporation increased $511 million and $1.2 billion for the same periods, primarily driven by higher demand.
Global Wealth & Investment Management

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Net interest income	$1,800	$1,709	5%	$5,327	$5,216	2%
Noninterest income:
Investment and brokerage services	4,334	3,874	12	12,456	11,181	11
All other income	178	179	(1)	482	530	(9)
Total noninterest income	4,512	4,053	11	12,938	11,711	10
Total revenue, net of interest expense	6,312	5,762	10	18,265	16,927	8

Provision for credit losses	4	7	(43)	38	1	n/m
Noninterest expense	4,622	4,340	6	13,874	12,803	8
Income before income taxes	1,686	1,415	19	4,353	4,123	6
Income tax expense	421	354	19	1,088	1,031	6
Net income	$1,265	$1,061	19	$3,265	$3,092	6

Effective tax rate	25.0%	25.0%		25.0%	25.0%

Net interest yield	2.33	2.20		2.30	2.19
Efficiency ratio	73.22	75.32		75.96	75.64
Return on average allocated capital	26	23		22	22

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2025	2024	% Change	2025	2024	% Change
Total loans and leases	$245,523	$225,355	9%	$238,457	$222,260	7%
Total earning assets	306,384	309,231	(1)	309,882	318,026	(3)
Total assets	320,484	322,924	(1)	323,735	331,635	(2)
Total deposits	276,534	279,999	(1)	279,883	288,319	(3)
Allocated capital	19,750	18,500	7	19,750	18,500	7

Period end				September 30 2025	December 31 2024	% Change
Total loans and leases				$252,986	$231,981	9%
Total earning assets				310,732	323,496	(4)
Total assets				325,605	338,367	(4)
Total deposits				278,931	292,278	(5)
n/m = not meaningful
GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For more information on GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM increased $204 million to $1.3 billion primarily due to higher revenue, partially offset by higher noninterest expense. The operating margin was 27 percent compared to 25 percent.
Net interest income increased $91 million to $1.8 billion primarily driven by loan growth.
Noninterest income, which primarily includes investment and brokerage services income, increased $459 million to $4.5 billion. The increase was primarily driven by higher asset management fees, which increased 12 percent to $3.9 billion, due to higher average equity market valuations and the impact of positive AUM flows.
Noninterest expense increased $282 million to $4.6 billion primarily due to higher revenue-related incentives and investments in people.
The return on average allocated capital was 26 percent, up from 23 percent, primarily due to higher net income, partially offset by an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 11.
Average loans and leases increased $20.2 billion to $245.5 billion primarily driven by custom lending, securities-based

13 Bank of America

lending and residential mortgage. Average deposits decreased $3.5 billion to $276.5 billion primarily driven by clients moving deposits to higher yielding investment cash alternatives, including offerings on our investment and brokerage platforms, as well as a higher level of client tax payments.
Merrill Wealth Management revenue of $5.3 billion increased 10 percent primarily driven by higher asset management fees due to higher average equity market valuations and the impact of positive AUM flows.
Bank of America Private Bank revenue of $1.1 billion increased eight percent primarily driven by higher net interest income from deposit and loan growth, as well as higher asset management fees due to higher average equity market valuations and the impact of positive AUM flows.
Nine-Month Comparison
Net income for GWIM increased $173 million to $3.3 billion primarily due to the same factors as described in the three-month discussion. The operating margin was 24 percent at both September 30, 2025 and 2024.
Net interest income increased $111 million to $5.3 billion primarily due to the same factor as described in the three-month discussion.
Noninterest income, which primarily includes investment and brokerage services income, increased $1.2 billion to $12.9 billion due to the same factors as described in the three-month discussion.
Noninterest expense increased $1.1 billion to $13.9 billion primarily driven by revenue-related incentives and investments in the business, including people and technology.
The return on average allocated capital was 22 percent, unchanged from the same period a year ago.
Average loans and leases increased $16.2 billion to $238.5 billion due to the same factors as described in the three-month discussion.
Average deposits decreased $8.4 billion to $279.9 billion due to the same factors as described in the three-month discussion.
Merrill Wealth Management revenue of $15.2 billion increased eight percent, and Bank of America Private Bank revenue of $3.0 billion increased six percent primarily driven by the same factors as described in the three-month discussion.

Key Indicators and Metrics

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024
Revenue by Business
Merrill Wealth Management	$5,261	$4,789	$15,222	$14,059
Bank of America Private Bank	1,051	973	3,043	2,868
Total revenue, net of interest expense	$6,312	$5,762	$18,265	$16,927

Client Balances by Business, at period end
Merrill Wealth Management			$3,896,124	$3,527,319
Bank of America Private Bank			744,675	666,622
Total client balances			$4,640,799	$4,193,941

Client Balances by Type, at period end
Assets under management			$2,109,946	$1,861,124
Brokerage and other assets			2,040,748	1,856,806
Deposits			278,931	283,432
Loans and leases (1)			255,381	230,062
Less: Managed deposits in assets under management			(44,207)	(37,483)
Total client balances			$4,640,799	$4,193,941

Assets Under Management Rollforward
Assets under management, beginning of period	$1,986,523	$1,758,875	$1,882,211	$1,617,740
Net client flows	23,517	21,289	61,788	56,734
Market valuation/other	99,906	80,960	165,947	186,650
Total assets under management, end of period	$2,109,946	$1,861,124	$2,109,946	$1,861,124
(1)Includes margin receivables, which are classified in customer and other receivables on the Consolidated Balance Sheet.
Client Balances
Client balances increased $446.9 billion, or 11 percent, to $4.6 trillion at September 30, 2025 compared to September 30, 2024. The increase in client balances was primarily due to the impact of higher market valuations and positive net client flows.

Bank of America 14

Global Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Net interest income	$3,141	$3,230	(3)%	$9,373	$9,965	(6)%
Noninterest income:
Service charges	863	802	8	2,553	2,327	10
Investment banking fees	1,155	783	48	2,769	2,468	12
All other income	1,086	1,019	7	3,217	3,107	4
Total noninterest income	3,104	2,604	19	8,539	7,902	8
Total revenue, net of interest expense	6,245	5,834	7	17,912	17,867	—

Provision for credit losses	269	229	17	700	693	1
Noninterest expense	3,044	2,991	2	9,298	8,902	4
Income before income taxes	2,932	2,614	12	7,914	8,272	(4)
Income tax expense	806	719	12	2,176	2,275	(4)
Net income	$2,126	$1,895	12	$5,738	$5,997	(4)

Effective tax rate	27.5%	27.5%		27.5%	27.5%

Net interest yield	1.88	2.22		1.97	2.36
Efficiency ratio	48.72	51.27		51.91	49.82
Return on average allocated capital	17	15		15	16

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2025	2024	% Change	2025	2024	% Change
Total loans and leases	$388,482	$371,216	5%	$385,062	$372,516	3%
Total earning assets	663,181	578,988	15	635,629	563,649	13
Total assets	730,779	647,541	13	703,198	631,659	11
Total deposits	631,560	549,629	15	603,591	533,620	13
Allocated capital	50,750	49,250	3	50,750	49,250	3

Period end				September 30 2025	December 31 2024	% Change
Total loans and leases				$386,828	$379,473	2%
Total earning assets				669,970	603,481	11
Total assets				738,273	670,905	10
Total deposits				640,801	578,159	11
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
Three-Month Comparison
Net income for Global Banking increased $231 million to $2.1 billion primarily driven by higher revenue, partially offset by higher noninterest expense and higher provision for credit losses.
Net interest income decreased $89 million to $3.1 billion primarily due to the impact of lower interest rates, partially offset by the benefit of higher average deposit and loan balances.
Noninterest income increased $500 million to $3.1 billion primarily due to higher investment banking fees and treasury service charges.
The provision for credit losses increased $40 million to $269 million primarily driven by the commercial and industrial portfolio, partially offset by improvement within the commercial real estate office portfolio.
Noninterest expense increased $53 million to $3.0 billion primarily due to continued investments in the business, including people.
The return on average allocated capital was 17 percent, up from 15 percent, due to higher net income, partially offset by an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 11.
Nine-Month Comparison
Net income for Global Banking decreased $259 million to $5.7 billion primarily driven by higher noninterest expense, partially offset by higher revenue.
Net interest income decreased $592 million to $9.4 billion primarily due to the same factors as described in the three-month discussion.
Noninterest income increased $637 million to $8.5 billion primarily due to sales of certain leveraged finance positions, higher investment banking fees and higher treasury service charges, partially offset by lower leasing-related revenue.
The provision for credit losses of $700 million for the nine months ended September 30, 2025, was relatively unchanged from the prior year, as improved asset quality in commercial real estate was offset by the commercial and industrial portfolio.
Noninterest expense increased $396 million to $9.3 billion primarily due to continued investments in the business, including technology, operations and people.
The return on average allocated capital was 15 percent, down from 16 percent, due to lower net income and an increase in allocated capital.

15 Bank of America

Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of the results, which exclude certain investment banking and other activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Business Lending	$1,079	$1,102	$1,157	$1,246	$56	$57	$2,292	$2,405
Global Transaction Services	1,326	1,243	1,043	968	370	369	2,739	2,580
Total revenue, net of interest expense	$2,405	$2,345	$2,200	$2,214	$426	$426	$5,031	$4,985

Balance Sheet
Average
Total loans and leases	$176,378	$162,053	$200,201	$196,681	$11,844	$12,373	$388,423	$371,107
Total deposits	357,835	301,070	219,345	195,475	54,378	53,084	631,558	549,629

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Business Lending	$2,980	$3,427	$3,447	$3,773	$165	$174	$6,592	$7,374
Global Transaction Services	3,884	3,839	3,093	2,876	1,091	1,092	8,068	7,807
Total revenue, net of interest expense	$6,864	$7,266	$6,540	$6,649	$1,256	$1,266	$14,660	$15,181

Balance Sheet

Average
Total loans and leases	$174,920	$163,122	$198,247	$196,953	$11,828	$12,315	$384,995	$372,390
Total deposits	340,142	292,967	210,462	189,415	52,987	51,238	603,591	533,620

Period end
Total loans and leases	$174,680	$165,142	$200,116	$197,583	$12,053	$12,333	$386,849	$375,058
Total deposits	360,531	305,000	223,333	198,482	56,931	53,471	640,795	556,953
Business Lending revenue decreased $113 million for the three months ended September 30, 2025 compared to the same period a year ago primarily driven by lower net interest income and leasing-related revenue. Business Lending revenue decreased $782 million for the nine months ended September 30, 2025 compared to the same period a year ago primarily driven by the same factors as described in the three-month discussion.
Global Transaction Services revenue increased $159 million for the three months ended September 30, 2025 primarily driven by the benefit of higher average deposit balances and higher treasury service charges, partially offset by the impact of lower interest rates. Global Transaction Services revenue increased $261 million for the nine months ended September 30, 2025 primarily driven by the same factors as described in the three-month discussion.
Average loans and leases of $388 billion increased five percent for the three months ended September 30, 2025, and average loans and leases of $385 billion increased three percent for the nine months ended September 30, 2025 due to client demand.
Average deposits of $632 billion increased 15 percent for the three months ended September 30, 2025, and average deposits of $604 billion increased 13 percent for the nine months ended September 30, 2025 due to growth in deposit balances from existing clients and the addition of new clients.
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

Bank of America 16

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Products
Advisory	$536	$351	$583	$387	$1,166	$990	$1,300	$1,134
Debt issuance	472	332	1,109	780	1,227	1,078	2,888	2,545
Equity issuance	147	100	362	270	376	400	962	990
Gross investment banking fees	1,155	783	2,054	1,437	2,769	2,468	5,150	4,669
Self-led deals	(12)	(6)	(41)	(34)	(62)	(24)	(186)	(137)
Total investment banking fees	$1,143	$777	$2,013	$1,403	$2,707	$2,444	$4,964	$4,532
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, were $2.0 billion and $5.0 billion for the three and nine months ended September 30, 2025. The three-month period increased 43 percent compared to the same period in 2024 primarily due to higher debt issuance, advisory and equity issuance fees. The nine-month period increased 10 percent compared to the same period in 2024 primarily due to higher debt issuance and advisory fees, partially offset by lower equity issuance fees.
Global Markets

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Net interest income	$1,484	$898	65%	$3,940	$2,349	68%
Noninterest income:
Investment and brokerage services	614	562	9	1,883	1,573	20
Investment banking fees	834	589	42	2,181	2,016	8
Market making and similar activities	3,141	3,349	(6)	10,063	10,397	(3)
All other income	151	232	(35)	721	637	13
Total noninterest income	4,740	4,732	—	14,848	14,623	2
Total revenue, net of interest expense	6,224	5,630	11	18,788	16,972	11

Provision for credit losses	9	7	29	59	(42)	n/m
Noninterest expense	3,895	3,443	13	11,512	10,421	10
Income before income taxes	2,320	2,180	6	7,217	6,593	9
Income tax expense	673	632	6	2,093	1,912	9
Net income	$1,647	$1,548	6	$5,124	$4,681	9

Effective tax rate	29.0%	29.0%		29.0%	29.0%

Efficiency ratio	62.59	61.17		61.27	61.40
Return on average allocated capital	13	14		14	14

Balance Sheet	Three Months Ended September 30			Nine Months Ended September 30
Average	2025	2024	% Change	2025	2024	% Change
Trading-related assets:
Trading account securities	$361,610	$325,236	11%	$350,778	$323,223	9%
Reverse repurchases	138,908	150,751	(8)	150,509	141,611	6
Securities borrowed	135,615	133,588	2	139,764	136,040	3
Derivative assets	40,488	36,032	12	40,737	37,551	8
Total trading-related assets	676,621	645,607	5	681,788	638,425	7
Total loans and leases	190,994	140,806	36	175,777	136,572	29
Total earning assets	813,197	728,186	12	802,375	709,208	13
Total assets	1,024,349	924,093	11	1,005,768	909,386	11
Total deposits	37,588	34,952	8	38,141	33,167	15
Allocated capital	49,000	45,500	8	49,000	45,500	8

Period end				September 30 2025	December 31 2024	% Change
Total trading-related assets				$638,176	$580,557	10%
Total loans and leases				196,759	157,450	25
Total earning assets				793,246	687,678	15
Total assets				997,961	876,605	14
Total deposits				36,883	38,848	(5)
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
Three-Month Comparison
Net income for Global Markets increased $99 million to $1.6 billion for the three months ended September 30, 2025 compared to the same period in 2024. Net DVA gains totaled $14 million compared to losses of $8 million in 2024. Excluding net DVA, net income increased $82 million to $1.6 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $594 million to $6.2 billion primarily due to higher sales and trading revenue and investment banking fees. Sales and trading revenue increased $431 million, and excluding net DVA, increased $409 million. These increases were primarily driven by higher revenue in Equities and FICC. For more information, see Sales and Trading Revenue in this section.
Noninterest expense increased $452 million to $3.9 billion primarily driven by higher revenue-related expenses and continued investments in the business, including people and technology.
Average total assets increased $100.3 billion to $1.0 trillion for the three months ended September 30, 2025 compared to the same period in 2024 driven by loan growth, higher levels of inventory and increased financing activity.
The return on average allocated capital was 13 percent, down from 14 percent in the same period a year ago, due to an increase in allocated capital, partially offset by higher net income. For information on capital allocated to the business segments, see Business Segment Operations on page 11.
Nine-Month Comparison
Net income for Global Markets increased $443 million to $5.1 billion for the nine months ended September 30, 2025 compared to the same period in 2024. Net DVA losses were $18 million compared to losses of $94 million in 2024. Excluding net DVA, net income increased $386 million to $5.1 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $1.8 billion to $18.8 billion primarily due to higher sales and trading revenue, higher investment banking fees and sales of certain leveraged finance positions. Sales and trading revenue increased $1.7 billion, and excluding net DVA, increased $1.6 billion. These increases were driven by higher revenue in FICC and Equities. For more information, see Sales and Trading Revenue in this section.
Noninterest expense increased $1.1 billion to $11.5 billion primarily driven by the same factors as described in the three-month discussion.
Average total assets increased $96.4 billion to $1.0 trillion for the nine months ended September 30, 2025 compared to the same period in 2024 driven by loan growth, higher levels of inventory and increased financing activity. Period-end total assets increased $121.4 billion from December 31, 2024 to $998.0 billion driven by the same factors as average total assets.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024
Sales and trading revenue (2)
Fixed-income, currencies and commodities	$3,091	$2,934	$9,762	$8,907
Equities	2,270	1,996	6,589	5,794
Total sales and trading revenue	$5,361	$4,930	$16,351	$14,701

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$3,077	$2,942	$9,787	$8,986
Equities	2,270	1,996	6,582	5,809
Total sales and trading revenue, excluding net DVA	$5,347	$4,938	$16,369	$14,795
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $154 million and $445 million for the three and nine months ended September 30, 2025 compared to $262 million and $553 million for the same periods in 2024.
(3)Includes Global Banking sales and trading revenue of $172 million and $347 million for the three and nine months ended September 30, 2025 compared to $165 million and $495 million for the same periods in 2024.
(4)FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains (losses) were $14 million and $(25) million for the three and nine months ended September 30, 2025 compared to $(8) million and $(79) million for the same periods in 2024. Equities net DVA gains (losses) were $0 and $7 million for the three and nine months ended September 30, 2025 compared to $0 and $(15) million for the same periods in 2024.

Bank of America 18

Three-Month Comparison
Including and excluding net DVA, FICC revenue increased $157 million and $135 million for the three months ended September 30, 2025 compared to the same period in 2024. These increases were driven by improved trading performance in credit products. Including and excluding net DVA, Equities revenue increased $274 million driven by increased client financing activity.
Nine-Month Comparison
Including and excluding net DVA, FICC revenue increased $855 million and $801 million for the nine months ended September 30, 2025 compared to the same period in 2024 driven by improved trading performance in macro products. Including and excluding net DVA, Equities revenue increased $795 million and $773 million driven by increased client financing activity and improved trading performance.
All Other

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Net interest income	$(26)	$(1)	n/m	$(69)	$43	n/m
Noninterest income (loss)	(1,679)	(2,151)	(22)%	(5,007)	(5,594)	(10)%
Total revenue, net of interest expense	(1,705)	(2,152)	(21)	(5,076)	(5,551)	(9)

Provision for credit losses	4	(3)	n/m	(13)	(16)	(19)
Noninterest expense	201	171	18	638	1,426	(55)
Loss before income taxes	(1,910)	(2,320)	(18)	(5,701)	(6,961)	(18)
Income tax benefit	(1,904)	(2,025)	(6)	(5,614)	(5,720)	(2)
Net loss	$(6)	$(295)	(98)	$(87)	$(1,241)	(93)

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2025	2024	% Change	2025	2024	% Change
Total loans and leases	$7,739	$8,570	(10)%	$7,819	$8,680	(10)%
Total assets (1)	330,802	382,528	(14)	343,435	372,885	(8)
Total deposits	98,338	117,804	(17)	104,032	110,995	(6)

Period end				September 30 2025	December 31 2024	% Change
Total loans and leases				$7,422	$8,177	(9)%
Total assets (1)				309,051	341,272	(9)
Total deposits				96,493	103,871	(7)
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $992.5 billion and $982.3 billion for the three and nine months ended September 30, 2025 compared to $944.4 billion and $948.0 billion for the same periods in 2024, and period-end allocated assets were $1.0 trillion and $978.4 billion at September 30, 2025 and December 31, 2024.
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
Three-Month Comparison
The net loss in All Other decreased $289 million to $6 million primarily due to a lower loss in noninterest income.
The loss in noninterest income decreased $472 million due to lower partnership losses on tax-related equity investments and lower valuation losses.
The income tax benefit decreased $121 million reflecting the impact of lower pretax losses.
Nine-Month Comparison
The net loss in All Other decreased $1.2 billion to $87 million primarily due to lower noninterest expense and a lower loss in noninterest income.
The loss in noninterest income decreased $587 million primarily due to the same factors as described in the three-month discussion.
Noninterest expense decreased $788 million to $638 million primarily due to a $700 million accrual recorded in the prior year for the increase in the Corporation’s estimated share of the FDIC special assessment and lower expenses related to a liquidating business activity.
The income tax benefit decreased $106 million reflecting the impact of lower pretax losses.

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
CCAR and Capital Planning
The Federal Reserve requires large BHCs to submit a capital plan and planned capital actions on an annual basis to help facilitate supervisory stress testing. Based on the results of our 2025 CCAR stress test under the current regulatory framework, our SCB decreased to 2.5 percent from 3.2 percent, resulting in a Common equity tier 1 (CET1) minimum requirement of 10.0 percent, effective October 1, 2025. At September 30, 2025, the Corporation’s CET1 ratio was 11.6 percent under the Standardized approach.
During the three months ended September 30, 2025, we repurchased $5.3 billion of common stock pursuant to Board authorizations of the Corporation’s common stock repurchase programs. For more information, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 104 and Capital Management – CCAR and Capital Planning in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.

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
As part of our planned capital actions, during the three months ended September 30, 2025, the Corporation paid common stock dividends of $2.1 billion.
On October 23, 2025, the Board declared a quarterly common stock dividend of $0.28 per share, payable on December 26, 2025 to shareholders of record as of December 5, 2025.
Regulatory Capital
As a BHC, we are subject to regulatory capital rules issued by U.S. banking regulators, including U.S. implementation of the Basel Framework. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets (RWA) under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of September 30, 2025, the Corporation’s binding ratio was the Total capital ratio under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely of CET1 capital. For the period from October 1, 2024 through September 30, 2025, the Corporation’s minimum CET1 ratio requirements were 10.7 percent under the Standardized approach and 10.0 percent under the Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee on Banking Supervision’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach for various factors. The Corporation’s Method 1 G-SIB surcharge is 1.5 percent, and its Method 2 G-SIB surcharge is 3.0 percent. The Corporation’s Method 2 G-SIB surcharge is expected to increase to 3.5 percent on January 1, 2027, unless its surcharge calculated as of December 31, 2025 is lower than 3.5 percent. At September 30, 2025, the Corporation’s CET1 capital ratio of 11.6 percent under the Standardized approach exceeded its

Bank of America 20

minimum CET1 capital ratio requirement of 10.7 percent. Effective October 1, 2025, the Corporation’s minimum CET1 capital ratio requirement was 10.0 percent under the Standardized approach.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. Our insured depository institution subsidiaries are required to maintain a minimum 6.0 percent SLR to be considered well capitalized under the current
PCA framework. At September 30, 2025, both the Corporation and its insured depository institution subsidiaries exceeded their minimum supplementary leverage requirements.
Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2025 and December 31, 2024. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	September 30, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$202,875	$202,875
Tier 1 capital	228,829	228,829
Total capital (3)	263,433	252,730
Risk-weighted assets (in billions)	1,751	1,546
Common equity tier 1 capital ratio	11.6%	13.1%	10.7%
Tier 1 capital ratio	13.1	14.8	12.2
Total capital ratio	15.0	16.3	14.2

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,357	$3,357
Tier 1 leverage ratio	6.8%	6.8%	4.0

Supplementary leverage exposure (in billions)		$3,977
Supplementary leverage ratio		5.8%	5.0

	December 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$201,083	$201,083
Tier 1 capital	223,458	223,458
Total capital (3)	255,363	244,809
Risk-weighted assets (in billions)	1,696	1,490
Common equity tier 1 capital ratio	11.9%	13.5%	10.7%
Tier 1 capital ratio	13.2	15.0	12.2
Total capital ratio	15.1	16.4	14.2

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,240	$3,240
Tier 1 leverage ratio	6.9%	6.9%	4.0

Supplementary leverage exposure (in billions)		$3,818
Supplementary leverage ratio		5.9%	5.0
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

At September 30, 2025, CET1 capital was $202.9 billion, an increase of $1.8 billion from December 31, 2024, primarily due to earnings, partially offset by capital distributions. Tier 1 capital increased $5.4 billion driven by the same factors as CET1 capital as well as preferred stock issuances. Total capital under the Standardized approach increased $8.1 billion driven by the same factors as Tier 1 capital, as well as subordinated debt issuances and an increase in the adjusted allowance for credit losses included in Tier 2 capital. RWA under the Standardized approach, which drove the lower CET1 capital ratio at September 30, 2025, increased $55.2 billion during 2025 to $1,751 billion primarily driven by client activity in Global Markets and lending activity in GWIM and Global Banking. Supplementary leverage exposure at September 30, 2025 increased $158.3 billion primarily driven by increased activity in Global Markets.

21 Bank of America

Table 9 shows the capital composition at September 30, 2025 and December 31, 2024.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		September 30 2025	December 31 2024
Total common shareholders’ equity		$278,160	$272,400
CECL transitional amount (1)		—	627
Goodwill, net of related deferred tax liabilities		(68,653)	(68,649)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(8,483)	(8,097)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,401)	(1,440)
Defined benefit pension plan net assets		(838)	(786)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,645	1,491
Accumulated net (gain) loss on certain cash flow hedges (2)		2,464	5,629
Other		(19)	(92)
Common equity tier 1 capital		202,875	201,083
Qualifying preferred stock, net of issuance cost		25,991	22,391
Other		(37)	(16)
Tier 1 capital		228,829	223,458
Tier 2 capital instruments		20,502	18,592
Qualifying allowance for credit losses (3)		14,420	13,558
Other		(318)	(245)
Total capital under the Standardized approach		263,433	255,363
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(10,703)	(10,554)
Total capital under the Advanced approaches		$252,730	$244,809
(1)As of January 1, 2025, CECL transition provision’s impact was fully phased-in. December 31, 2024 includes 25 percent of the CECL transition provision’s impact as of December 31, 2021.
(2)Includes amounts in accumulated other comprehensive income (OCI) related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)December 31, 2024 includes the impact of transition provisions related to the CECL accounting standard.
Table 10 shows the components of RWA as measured under Basel 3 at September 30, 2025 and December 31, 2024.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		September 30, 2025		December 31, 2024
Credit risk		$1,674	$1,063	$1,623	$1,015
Market risk		77	76	73	73
Operational risk		n/a	357	n/a	359
Risks related to credit valuation adjustments		n/a	50	n/a	43
Total risk-weighted assets		$1,751	$1,546	$1,696	$1,490
n/a = not applicable

Bank of America 22

Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2025 and December 31, 2024. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	September 30, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$196,596	$196,596
Tier 1 capital	196,596	196,596
Total capital (3)	212,398	201,942
Risk-weighted assets (in billions)	1,509	1,207
Common equity tier 1 capital ratio	13.0%	16.3%	7.0%
Tier 1 capital ratio	13.0	16.3	8.5
Total capital ratio	14.1	16.7	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,606	$2,606
Tier 1 leverage ratio	7.5%	7.5%	5.0

Supplementary leverage exposure (in billions)		$3,104
Supplementary leverage ratio		6.3%	6.0

	December 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$194,341	$194,341
Tier 1 capital	194,341	194,341
Total capital (3)	209,256	198,923
Risk-weighted assets (in billions)	1,444	1,151
Common equity tier 1 capital ratio	13.5%	16.9%	7.0%
Tier 1 capital ratio	13.5	16.9	8.5
Total capital ratio	14.5	17.3	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,546	$2,546
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$3,015
Supplementary leverage ratio		6.4%	6.0
(1)As of January 1, 2025, CECL transition provision’s impact was fully phased-in. Capital ratios as of December 31, 2024 were calculated using the regulatory capital rule that allowed a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)Risk-based capital regulatory minimums at both September 30, 2025 and December 31, 2024 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of September 30, 2025 and December 31, 2024.

23 Bank of America

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	September 30, 2025
Total eligible balance	$472,886		$228,745
Percentage of risk-weighted assets (4)	27.0%	22.0%	13.1%	9.0%
Percentage of supplementary leverage exposure	11.9	9.5	5.8	4.5

	December 31, 2024
Total eligible balance	$459,857		$220,666
Percentage of risk-weighted assets (4)	27.1%	22.0%	13.0%	9.0%
Percentage of supplementary leverage exposure	12.0	9.5	5.8	4.5
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
(3)The long-term debt RWA regulatory minimum is comprised of 6.0 percent plus the Corporation’s Method 2 G-SIB surcharge of 3.0 percent. The long-term debt leverage exposure regulatory minimum is 4.5 percent.
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of September 30, 2025 and December 31, 2024.
Regulatory Developments
On October 24, 2025, the Federal Reserve issued two notices of proposed rulemaking (NPRs) related to its annual stress test. The first NPR requests comment on the hypothetical scenarios that will be used in the upcoming 2026 supervisory stress test. The second NPR requests comment on the models the Federal Reserve uses to conduct the supervisory stress test, including proposed updates that would be implemented in 2026. It also outlines proposed changes to the broader stress testing framework and codifies an enhanced disclosure process under which the Federal Reserve would annually publish and invite public comment on stress test scenarios, models and material changes to those models.
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
On April 17, 2025, the Federal Reserve issued an NPR to modify the capital plan rule and SCB requirements. Under this NPR, results from the two most recent annual supervisory stress tests would be averaged to determine the Corporation’s SCB requirement. In addition, the annual effective date of the SCB requirement would change from October 1st of the current year to January 1st of the following year, providing banks with additional time to comply with their new capital requirements.
Regulatory Capital and Securities Regulation
The Corporation’s principal U.S. broker-dealer subsidiaries are BofA Securities, Inc. (BofAS) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S). The Corporation's principal European subsidiaries undertaking broker-dealer activities are Merrill Lynch International (MLI) and BofA Securities Europe SA (BofASE).
The U.S. broker-dealer subsidiaries are subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. BofAS computes its capital requirements as an alternative net capital broker-dealer under Rule 15c3-1(a)(7) and Rule 15c3-1e, which permit the use of SEC-approved models, and MLPF&S computes its capital requirements in accordance with the alternative standard under Rule 15c3-1. BofAS is registered as a futures commission merchant and is subject to Commodity Futures Trading Commission (CFTC) Regulation 1.17. The U.S. broker-dealer subsidiaries are also registered with the Financial Industry Regulatory Authority, Inc. (FINRA). Pursuant to FINRA Rule 4110, FINRA may impose higher net capital requirements than Rule 15c3-1 under the Exchange Act with respect to each of the broker-dealers.
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At September 30, 2025, BofAS had tentative net capital of $24.0 billion. BofAS also had regulatory net capital of $18.6 billion, which exceeded the minimum requirement of $5.1 billion.
MLPF&S provides retail services. At September 30, 2025, MLPF&S' regulatory net capital was $7.2 billion, which exceeded the minimum requirement of 174 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At September 30, 2025, MLI’s capital resources were $33.4 billion, which exceeded the minimum Pillar 1 requirement of $14.0 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At September 30, 2025, BofASE's capital resources were $12.4 billion, which exceeded the minimum Pillar 1 requirement of $3.8 billion.
In addition, MLI and BofASE remained conditionally registered with the SEC as security-based swap dealers, and maintained net liquid assets at September 30, 2025 that exceeded the applicable minimum requirements under the Exchange Act. The entities are also registered as swap dealers with the CFTC and met applicable capital requirements at September 30, 2025.

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
Table 13 presents average GLS for the three months ended September 30, 2025 and December 31, 2024.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	September 30 2025	December 31 2024
Bank entities	$768	$777
Nonbank and other entities (1)	193	176
Total Average Global Liquidity Sources	$961	$953
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $330 billion and $328 billion at September 30, 2025 and December 31, 2024. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
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

25 Bank of America

Table 14 presents the composition of average GLS for the three months ended September 30, 2025 and December 31, 2024.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	September 30 2025	December 31 2024
Cash on deposit	$260	$315
U.S. Treasury securities	361	313
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	305	296
Non-U.S. government securities	35	29
Total Average Global Liquidity Sources	$961	$953
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $664 billion and $623 billion for the three months ended September 30, 2025 and December 31, 2024. For both periods, the average consolidated LCR was 113 percent. Our LCR fluctuates due to normal business flows from customer activity.
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
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. At September 30, 2025, the Corporation and its insured depository institutions were in compliance with the U.S. NSFR. For more information, see the Basel Pillar 3 Disclosures for the quarters ended March 31, 2025 and June 30, 2025 on the
Corporation’s website, the contents of which are not incorporated by reference into this Quarterly Report on Form 10-Q.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $2.00 trillion and $1.97 trillion at September 30, 2025 and December 31, 2024. Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Deposits
Our deposit base is well-diversified by clients, geography and product type across our business segments. At September 30, 2025, 47 percent of our deposits were in Consumer Banking, 14 percent in GWIM and 32 percent in Global Banking. We consider a substantial portion of our deposit base to be a stable, low-cost and consistent source of liquidity. At September 30, 2025 approximately 69 percent of consumer and small business deposits and approximately 81 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at September 30, 2025 and December 31, 2024, 26 percent and 27 percent of our deposits were noninterest bearing and included operating accounts of our consumer and commercial clients. Deposits at September 30, 2025 increased $36.7 billion from December 31, 2024 primarily due to deposit growth in Global Banking from existing clients and the addition of new clients.
During the three months ended September 30, 2025 and 2024, rates paid on deposits were 58 bps and 65 bps in Consumer Banking, 249 bps and 313 bps in GWIM, and 280 bps and 327 bps in Global Banking. For information on rates paid on consolidated deposit balances, see Table 6 on page 9.
Long-term Debt
During the nine months ended September 30, 2025, we issued $74.9 billion of long-term debt consisting of $31.3 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $19.6 billion of notes issued by Bank of America, N.A. and $24.0 billion of other debt.
During the nine months ended September 30, 2025, we had total long-term debt maturities and redemptions in the aggregate of $57.0 billion consisting of $31.0 billion for Bank of America Corporation, $13.8 billion for Bank of America, N.A. and $12.2 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at September 30, 2025.

Bank of America 26

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$—	$7,462	$24,226	$30,331	$25,711	$101,410	$189,140
Senior structured notes	783	2,692	824	451	933	15,937	21,620
Subordinated notes	151	4,893	2,046	902	—	17,612	25,604
Junior subordinated notes	—	—	192	—	—	557	749
Total Bank of America Corporation	934	15,047	27,288	31,684	26,644	135,516	237,113
Bank of America, N.A.
Senior notes	—	14,950	—	660	—	—	15,610
Subordinated notes	—	—	—	—	—	1,411	1,411
Advances from Federal Home Loan Banks	212	2,883	3	8	2	35	3,143
Securitizations and other Bank VIEs (2)	1,250	2,492	1,582	1,991	481	193	7,989
Other	13	81	30	96	118	16	354
Total Bank of America, N.A.	1,475	20,406	1,615	2,755	601	1,655	28,507
Other debt
Structured liabilities	954	10,397	6,444	4,646	3,083	19,910	45,434
Nonbank VIEs (2)	—	—	—	—	—	430	430
Total other debt	954	10,397	6,444	4,646	3,083	20,340	45,864
Total long-term debt	$3,363	$45,850	$35,347	$39,085	$30,328	$157,511	$311,484
(1)Total includes $179.4 billion of outstanding senior notes that are both TLAC eligible and callable one year before their stated maturities, including $4.7 billion during the remainder of 2025, and $24.2 billion, $27.2 billion, $26.9 billion and $8.4 billion during each year of 2026 through 2029, respectively, and $88.0 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt increased $28.2 billion to $311.5 billion during the nine months ended September 30, 2025 primarily due to debt issuances and valuation adjustments, partially offset by maturities. We may, from time to time, repurchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the nine months ended September 30, 2025, we issued $31.0 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically use derivatives and/or investments to economically hedge the variable returns due on the structured notes so that the net cost, which is recognized in market making and similar activities, is similar to unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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

27 Bank of America

Table 16	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A1	P-1	Stable	A-	A-2	Stable	AA-	F1+	Stable
Bank of America, N.A.	Aa2	P-1	Stable	A+	A-1	Stable	AA	F1+	Stable
Bank of America Europe Designated Activity Company	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	NR	NR	Stable	A+	A-1	Stable	AA	F1+	Stable
BofA Securities, Inc.	NR	NR	Stable	A+	A-1	Stable	AA	F1+	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
BofA Securities Europe SA	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at September 30, 2025. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
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
During the nine months ended September 30, 2025, our net charge-off ratio decreased compared to the same period in 2024 primarily driven by lower commercial real estate office charge-offs. Commercial reservable criticized exposure decreased $163 million, and nonperforming loans decreased
$628 million compared to December 31, 2024 driven by the commercial real estate portfolio. Ongoing uncertainty surrounding international trade policy negotiations and tensions, persistent inflationary pressures, interest rates and ongoing geopolitical tensions continue to weigh on the broader economic outlook. Additionally, the current lapse in government funding and the potential for a prolonged pause in some U.S. government functions could disrupt economic activity, delay federal spending and increase financial market volatility. These factors have been assessed for any impacts to the portfolio and may contribute to future deterioration in credit quality metrics as they evolve.
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
Consumer Credit Portfolio
During the nine months ended September 30, 2025, the U.S. unemployment rate and home prices remained relatively stable. During the three months ended September 30, 2025, net charge-offs decreased $66 million to $978 million compared to the same period in 2024, primarily driven by the credit card portfolio. During the nine months ended September 30, 2025, net charge-offs remained relatively unchanged at $3.2 billion compared to the same period in 2024.
The consumer allowance for loan and lease losses decreased $118 million to $8.5 billion from December 31, 2024. For more information, see Allowance for Credit Losses on page 40.
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

Bank of America 28

Table 17 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 17	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		September 30 2025	December 31 2024	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Residential mortgage (1)		$235,429	$228,199	$1,972	$2,052	$201	$229
Home equity		26,482	25,737	386	409	—	—
Credit card		102,109	103,566	n/a	n/a	1,260	1,401
Direct/Indirect consumer (2)		111,412	107,122	173	186	9	1
Other consumer		169	151	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$475,601	$464,775	$2,531	$2,647	$1,470	$1,631
Loans accounted for under the fair value option (3)		165	221
Total consumer loans and leases		$475,766	$464,996
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.53%	0.57%	0.31%	0.35%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.54	0.58	0.27	0.31
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2025 and December 31, 2024, residential mortgage included $108 million and $119 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $93 million and $110 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $55.1 billion and $54.9 billion, U.S. securities-based lending loans of $52.5 billion and $48.7 billion at September 30, 2025 and December 31, 2024, and non-U.S. consumer loans of $3.0 billion and $2.8 billion at September 30, 2025 and December 31, 2024.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At September 30, 2025 and December 31, 2024, loans accounted for under the fair value option that were past due 90 days or more and not accruing interest were insignificant.
n/a= not applicable
Table 18 presents net charge-offs and related ratios for consumer loans and leases.

Table 18	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Residential mortgage	$(1)	$(2)	$1	$1	—%	—%	—%	—%
Home equity	(11)	(5)	(33)	(32)	(0.17)	(0.07)	(0.17)	(0.17)
Credit card	880	928	2,835	2,782	3.46	3.70	3.78	3.73
Direct/Indirect consumer	55	56	172	172	0.20	0.21	0.21	0.22
Other consumer	55	67	181	208	n/m	n/m	n/m	n/m
Total	$978	$1,044	$3,156	$3,131	0.82	0.91	0.90	0.92
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 49 percent of consumer loans and leases at September 30, 2025. Approximately 50 percent of the residential mortgage portfolio was in Consumer Banking, 46 percent was in GWIM and the remaining portion was in Global Markets and All Other.
Outstanding balances in the residential mortgage portfolio increased $7.2 billion during the nine months ended September 30, 2025, primarily due to a loan portfolio acquisition in the first quarter of 2025.
At September 30, 2025 and December 31, 2024, the residential mortgage portfolio included $9.3 billion and $9.9 billion of outstanding fully-insured loans, of which $1.9 billion and $2.0 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 19 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

29 Bank of America

Table 19	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		September 30 2025	December 31 2024	September 30 2025	December 31 2024
Outstandings		$235,429	$228,199	$226,140	$218,287
Accruing past due 30 days or more		1,533	1,494	1,093	1,007
Accruing past due 90 days or more		201	229	—	—
Nonperforming loans (2)		1,972	2,052	1,972	2,052
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	—	—
Refreshed FICO below 620		2	1	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio decreased $80 million to $2.0 billion during the nine months ended September 30, 2025. Of the nonperforming residential mortgage loans at September 30, 2025, $1.2 billion, or 62 percent, were current on contractual payments. Excluding fully-insured loans, loans accruing past due 30 days or more increased $86 million to $1.1 billion during the nine months ended September 30, 2025.
Of the $226.1 billion in total residential mortgage loans outstanding at September 30, 2025, $64.9 billion, or 29 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.6 billion, or six percent, at September 30, 2025. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At September 30, 2025, $51 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.1 billion, or less than one percent, for the entire residential mortgage portfolio. In addition, at September 30, 2025, $163 million, or five percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $52 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three years to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2027 or later.
Table 20 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island Metropolitan Statistical Area (MSA) made up 15 percent of outstandings at both September 30, 2025 and December 31, 2024. The Los Angeles-Long Beach-Santa Ana MSA within California represented 14 percent of outstandings at both September 30, 2025 and December 31, 2024.

Table 20	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	September 30 2025	December 31 2024	September 30 2025	December 31 2024	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2025	2024	2025	2024
California	$82,051	$81,729	$586	$602	$(3)	$(1)	$(1)	$1
New York	25,859	25,827	280	318	1	1	1	2
Florida	16,579	15,715	135	142	—	(2)	—	(3)
Massachusetts	9,730	7,926	53	43	—	—	—	—
New Jersey	9,463	8,568	86	88	—	—	—	(1)
Other	82,458	78,522	832	859	1	—	1	2
Residential mortgage loans	$226,140	$218,287	$1,972	$2,052	$(1)	$(2)	$1	$1
Fully-insured loan portfolio	9,289	9,912
Total residential mortgage loan portfolio	$235,429	$228,199
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At September 30, 2025, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At September 30, 2025, 85 percent of the home equity portfolio was in Consumer Banking, 11 percent was in GWIM and the remainder of the portfolio was in All Other. Outstanding balances in the home equity portfolio increased $745 million during the nine months ended September 30, 2025 primarily due to draws on existing lines and new originations outpacing paydowns. Of the total home equity portfolio at September 30, 2025 and December 31, 2024, $9.0 billion and $9.2 billion, or 34 percent and 36 percent, were in first-lien positions. At September 30, 2025, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.7 billion, or 18 percent, of our total home equity portfolio.

Bank of America 30

Unused HELOCs totaled $43.5 billion and $44.3 billion at September 30, 2025 and December 31, 2024. The HELOC utilization rate was 37 percent and 36 percent at September 30, 2025 and December 31, 2024.
Table 21 presents certain home equity portfolio key credit statistics.

Table 21	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	September 30 2025	December 31 2024
Outstandings	$26,482	$25,737
Accruing past due 30 days or more	85	84
Nonperforming loans (2)	386	409
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	3	2
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio decreased $23 million to $386 million during the nine months ended September 30, 2025. Of the nonperforming home equity loans at September 30, 2025, $239 million, or 62 percent, were current on contractual payments. In addition, $79 million, or 20 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged during the nine months ended September 30, 2025.
Of the $26.5 billion in total home equity portfolio outstandings at September 30, 2025, as shown in Table 21, eight percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $3.1 billion at September 30, 2025. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At September 30, 2025, $31 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at September 30, 2025, $219 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During the nine months ended September 30, 2025, 25 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 22 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 10 percent and 11 percent of the outstanding home equity portfolio at September 30, 2025 and December 31, 2024. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent and 11 percent of the outstanding home equity portfolio at September 30, 2025 and December 31, 2024.

Table 22	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	September 30 2025	December 31 2024	September 30 2025	December 31 2024	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2025	2024	2025	2024
California	$7,170	$7,038	$104	$102	$(2)	$(1)	$(7)	$(6)
Florida	2,558	2,542	43	47	(1)	(2)	(3)	(6)
New Jersey	1,843	1,817	28	34	(1)	—	(3)	(4)
Texas	1,628	1,521	17	17	—	(1)	—	1
New York	1,426	1,447	56	62	(2)	1	(5)	(3)
Other	11,857	11,372	138	147	(5)	(2)	(15)	(14)
Total home equity loan portfolio	$26,482	$25,737	$386	$409	$(11)	$(5)	$(33)	$(32)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At September 30, 2025, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $1.5 billion during the nine months ended September 30, 2025 to $102.1 billion, as payments more than offset purchase volume and card transfers. Net charge-offs decreased $48 million to $880 million during the three months ended September 30, 2025 compared to the same period in 2024. Net charge-offs increased $53 million to $2.8 billion during the nine months ended September 30, 2025 compared to the same period in 2024. Credit card loans 30 days or more past due decreased $174 million, and 90 days or more past due decreased $141 million during the nine months ended September 30, 2025.
Unused lines of credit for credit card increased to $415.7 billion at September 30, 2025 from $398.7 billion at December 31, 2024.

31 Bank of America

Table 23 presents certain state concentrations for the credit card portfolio.

Table 23	Credit Card State Concentrations

	Outstandings		Past Due 90 Days or More		Net Charge-offs
	September 30 2025	December 31 2024	September 30 2025	December 31 2024	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2025	2024	2025	2024
California	$16,927	$17,289	$227	$253	$167	$176	$546	$514
Florida	10,700	10,794	176	199	124	127	391	380
Texas	9,078	9,121	128	142	87	91	280	275
New York	5,681	5,765	76	84	53	59	171	181
Washington	5,633	5,586	44	46	31	31	94	89
Other	54,090	55,011	609	677	418	444	1,353	1,343
Total credit card portfolio	$102,109	$103,566	$1,260	$1,401	$880	$928	$2,835	$2,782
Direct/Indirect Consumer
At September 30, 2025, 50 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 50 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased $4.3 billion during the nine months ended September 30, 2025 to $111.4 billion driven by increases in securities-based lending.
Table 24 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 24	Direct/Indirect State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	September 30 2025	December 31 2024	September 30 2025	December 31 2024	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2025	2024	2025	2024
California	$16,524	$16,017	$42	$38	$15	$14	$44	$41
Florida	14,895	14,573	20	23	6	9	21	24
Texas	10,713	10,164	17	18	7	9	21	24
New York	7,909	7,820	12	15	3	4	10	11
New Jersey	4,625	4,429	6	7	1	2	4	6
Other	56,746	54,119	76	85	23	18	72	66
Total direct/indirect loan portfolio	$111,412	$107,122	$173	$186	$55	$56	$172	$172
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 25 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and nine months ended September 30, 2025 and 2024. During the nine months ended September 30, 2025, nonperforming consumer loans of $2.5 billion decreased $116 million.
At September 30, 2025, $414 million, or 16 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at September 30, 2025, $1.5 billion, or 59 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
During the nine months ended September 30, 2025, foreclosed properties increased $8 million to $97 million.

Bank of America 32

Table 25	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024
Nonperforming loans and leases, beginning of period	$2,564	$2,671	$2,647	$2,712
Additions	253	232	759	709
Reductions:
Paydowns and payoffs	(137)	(98)	(380)	(347)
Sales	(1)	(1)	(3)	(3)
Returns to performing status (1)	(136)	(115)	(447)	(349)
Charge-offs	(5)	(8)	(23)	(25)
Transfers to foreclosed properties	(7)	(4)	(22)	(20)
Total net reductions to nonperforming loans and leases	(33)	6	(116)	(35)
Total nonperforming loans and leases, September 30	2,531	2,677	2,531	2,677
Foreclosed properties, September 30	97	81	97	81
Nonperforming consumer loans, leases and foreclosed properties, September 30 (2)	$2,628	$2,758	$2,628	$2,758
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)	0.53%	0.58%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)	0.54	0.60
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Includes repossessed non-real estate assets of $38 million and $21 million at September 30, 2025 and 2024.
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
Commercial Credit Portfolio
Outstanding commercial loans and leases increased $59.3 billion during the nine months ended September 30, 2025 due to growth in U.S. and non-U.S. commercial, primarily in Global Markets and GWIM. During the nine months ended September 30, 2025, commercial credit quality remained relatively stable, as the reservable criticized utilized exposure rate improved to 3.67 percent from 4.01 percent as of December 31, 2024. Nonperforming commercial loans decreased $512 million during the nine months ended September 30, 2025 primarily due to commercial real estate. Commercial net charge-offs decreased $101 million and $246 million to $389 million and $1.2 billion during the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to lower charge-offs in the commercial real estate office portfolio.
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
The commercial allowance for loan and lease losses increased $130 million to $4.8 billion during the nine months ended September 30, 2025. For more information, see Allowance for Credit Losses on page 40.
Total commercial utilized credit exposure increased $56.2 billion during the nine months ended September 30, 2025 to $795.7 billion driven by higher loans and leases. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 56 percent and 55 percent at September 30, 2025 and December 31, 2024.
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

33 Bank of America

Table 26	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	September 30 2025	December 31 2024	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Loans and leases	$690,134	$630,839	$564,976	$535,675	$1,255,110	$1,166,514
Derivative assets (5)	42,115	40,948	—	—	42,115	40,948
Standby letters of credit and financial guarantees	32,637	33,147	2,297	1,889	34,934	35,036
Debt securities and other investments	17,859	19,133	3,341	4,407	21,200	23,540
Loans held-for-sale	5,444	7,985	9,503	5,003	14,947	12,988
Operating leases	5,552	5,608	—	—	5,552	5,608
Commercial letters of credit	727	839	—	111	727	950
Other	1,207	1,004	—	—	1,207	1,004
Total	$795,675	$739,503	$580,117	$547,085	$1,375,792	$1,286,588
(1)Commercial utilized exposure includes loans of $6.5 billion and $4.0 billion accounted for under the fair value option at September 30, 2025 and December 31, 2024.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $2.2 billion at both September 30, 2025 and December 31, 2024.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.4 billion at September 30, 2025 and December 31, 2024.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $27.8 billion and $30.1 billion at September 30, 2025 and December 31, 2024. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $69.6 billion and $59.7 billion at September 30, 2025 and December 31, 2024, which consists primarily of other marketable securities.
Nonperforming commercial loans decreased $512 million during the nine months ended September 30, 2025, primarily due to commercial real estate. Table 27 presents our commercial loans and leases portfolio and related credit quality information at September 30, 2025 and December 31, 2024.

Table 27	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2025	December 31 2024	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Commercial and industrial:
U.S. commercial	$429,202	$386,990	$1,131	$1,204	$319	$90
Non-U.S. commercial	148,707	137,518	107	8	17	4
Total commercial and industrial	577,909	524,508	1,238	1,212	336	94
Commercial real estate	66,986	65,730	1,470	2,068	62	6
Commercial lease financing	16,282	15,708	59	20	33	3
	661,177	605,946	2,767	3,300	431	103
U.S. small business commercial (1)	22,428	20,865	49	28	197	197
Commercial loans excluding loans accounted for under the fair value option	$683,605	$626,811	$2,816	$3,328	$628	$300
Loans accounted for under the fair value option (2)	6,529	4,028
Total commercial loans and leases	$690,134	$630,839
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.2 billion and $2.8 billion and non-U.S. commercial of $4.3 billion and $1.3 billion at September 30, 2025 and December 31, 2024 For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 28 presents net charge-offs and related ratios for the nine months ended September 30, 2025 and 2024.

Table 28	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Commercial and industrial:
U.S. commercial	$135	$135	$334	$288	0.13%	0.15%	0.11%	0.11%
Non-U.S. commercial	—	60	7	48	—	0.19	0.01	0.05
Total commercial and industrial	135	195	341	336	0.09	0.16	0.08	0.09
Commercial real estate	120	171	445	747	0.72	0.98	0.90	1.41
Commercial lease financing	—	—	1	1	—	—	0.01	0.01
	255	366	787	1,084	0.16	0.25	0.17	0.25
U.S. small business commercial	134	124	401	350	2.41	2.40	2.49	2.32
Total commercial	$389	$490	$1,188	$1,434	0.23	0.33	0.24	0.32
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.

Bank of America 34

Table 29 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure of $26.3 billion remained relatively unchanged during the nine months ended September 30, 2025. At September 30, 2025 and December 31, 2024, 87 percent and 91 percent of commercial reservable criticized utilized exposure was secured.

Table 29		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	September 30, 2025		December 31, 2024
Commercial and industrial:
U.S. commercial	$13,533	2.97%	$13,387	3.23%
Non-U.S. commercial	2,734	1.77	1,955	1.37
Total commercial and industrial	16,267	2.67	15,342	2.75
Commercial real estate	8,836	12.92	10,168	15.17
Commercial lease financing	408	2.51	291	1.85
	25,511	3.67	25,801	4.03
U.S. small business commercial	821	3.66	694	3.33
Total commercial reservable criticized utilized exposure	$26,332	3.67	$26,495	4.01
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $25.4 billion and $25.5 billion and commercial letters of credit of $903 million and $977 million at September 30, 2025 and December 31, 2024.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At September 30, 2025, 56 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 26 percent in Global Markets, 17 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $42.2 billion, or 11 percent, during the nine months ended September 30, 2025 primarily driven by Global Markets and GWIM. Reservable criticized utilized exposure increased $146 million, or one percent, driven by a broad range of industries.
Non-U.S. Commercial
At September 30, 2025, 53 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 47 percent in Global Markets. Non-U.S. commercial loans increased $11.2 billion, or eight percent, during the nine months ended September 30, 2025 primarily driven by Global Markets. Reservable criticized utilized exposure increased $779 million, or 40 percent. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 39.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $1.3 billion during the nine months ended September 30, 2025. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public or private developers and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 20 percent and 21 percent of commercial real estate at September 30, 2025 and December 31, 2024. Office loans represented the largest property type concentration at 19 percent of commercial real estate at September 30, 2025, and approximately one percent of total loans for the Corporation. This property type is roughly 80 percent Class A and had an origination loan-to-value of approximately 55 percent.
Reservable criticized utilized exposure for commercial real estate decreased $1.3 billion, or 13 percent, during the nine months ended at September 30, 2025. Reservable criticized exposure for the office property type was $3.9 billion at September 30, 2025, representing a decrease of $1.2 billion, or 23 percent, from December 31, 2024, with an aggregate loan-to-value of approximately 80 percent based on property appraisals completed in the last twelve months. Approximately $1.3 billion of office loans are scheduled to mature by the end of 2025.
During the three and nine months ended September 30, 2025, net charge-offs decreased $51 million and $302 million to $120 million and $445 million compared to the same periods in 2024. Net charge-offs decreased primarily due to client-related resolution activities. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 30 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

35 Bank of America

Table 30	Outstanding Commercial Real Estate Loans

(Dollars in millions)	September 30 2025	December 31 2024
By Geographic Region
Northeast	$16,759	$14,708
California	13,660	13,712
Southwest	7,606	7,719
Southeast	6,843	6,914
Florida	4,877	4,410
Illinois	2,996	2,996
Midwest	2,943	2,468
Midsouth	2,508	2,487
Northwest	1,436	1,979
Non-U.S.	5,871	6,109
Other	1,487	2,228
Total outstanding commercial real estate loans	$66,986	$65,730
By Property Type
Non-residential
Office	$12,574	$15,061
Industrial / Warehouse	12,391	13,166
Multi-family rental	11,014	11,022
Shopping centers / Retail	6,227	5,603
Hotel / Motels	4,707	4,680
Multi-use	2,548	2,162
Other	16,596	13,179
Total non-residential	66,057	64,873
Residential	929	857
Total outstanding commercial real estate loans	$66,986	$65,730
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking. Credit card-related products were 52 percent and 53 percent of the U.S. small business commercial portfolio at September 30, 2025 and December 31, 2024 and represented 98 percent of net charge-offs for both the three and nine months ended September 30, 2025. Accruing loans that were past due 90 days or more remained unchanged during the nine months ended September 30, 2025.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 31 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and nine months ended September 30, 2025 and 2024. Nonperforming loans do not include loans accounted for under the fair value option. During the nine months ended September 30, 2025, nonperforming commercial loans and leases decreased $512 million to $2.8 billion. At September 30, 2025, 95 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 53 percent were contractually current. Commercial nonperforming loans were carried at 77 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Bank of America 36

Table 31	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024
Nonperforming loans and leases, beginning of period	$3,417	$2,802	$3,328	$2,773
Additions	550	965	2,299	2,675
Reductions:
Paydowns	(834)	(374)	(1,593)	(1,099)
Sales	(19)	(7)	(126)	(17)
Returns to performing status (3)	(12)	(21)	(240)	(154)
Charge-offs	(286)	(386)	(852)	(1,111)
Transfers to foreclosed properties	—	(27)	—	(115)
Total net additions to nonperforming loans and leases	(601)	150	(512)	179
Total nonperforming loans and leases, September 30	2,816	2,952	2,816	2,952
Foreclosed properties, September 30	26	114	26	114
Nonperforming commercial loans, leases and foreclosed properties, September 30	$2,842	$3,066	$2,842	$3,066
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.41%	0.48%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.42	0.50
(1)Balances do not include nonperforming loans held-for-sale of $521 million and $785 million at September 30, 2025 and 2024.
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
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $89.2 billion during the nine months ended September 30, 2025 to $1.4 trillion. The increase in commercial committed exposure was concentrated in Asset managers and funds, Finance companies and Capital goods.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Risk Mitigation in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $223.9 billion, increased $29.9 billion, or 15 percent, during the nine months ended September 30, 2025, which was primarily driven by investment-grade exposures.

Finance companies, our second largest industry concentration with committed exposure of $121.1 billion, increased $19.3 billion, or 19 percent, during the nine months ended September 30, 2025. The increase in committed exposure was primarily driven by increases in Consumer finance, Diversified financials and Thrifts and mortgage finance.
Capital goods, our third largest industry concentration with committed exposure of $106.4 billion, increased $7.6 billion, or eight percent, during the nine months ended September 30, 2025. The increase in committed exposure was driven by increases in Trading companies and distributors, Machinery, and Electrical equipment, partially offset by a decrease in Aerospace and defense.
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

37 Bank of America

Table 32	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Asset managers and funds	$145,980	$118,123	$223,876	$193,947
Finance companies	85,106	74,975	121,131	101,828
Capital goods	54,930	51,367	106,394	98,780
Real estate (3)	69,485	69,841	97,680	95,981
Healthcare equipment and services	36,812	35,964	68,106	65,819
Materials	29,167	26,797	60,707	58,128
Individuals and trusts	42,112	35,457	56,245	50,353
Retailing	27,022	24,449	55,603	53,471
Consumer services	30,481	28,391	55,297	53,054
Government and public education	32,253	32,682	51,589	48,204
Food, beverage and tobacco	25,087	25,763	51,328	54,370
Commercial services and supplies	24,662	24,409	46,191	43,451
Utilities	19,390	18,186	44,483	42,107
Transportation	23,532	24,135	36,736	35,743
Energy	12,553	13,857	36,055	35,510
Software and services	14,620	11,158	32,158	27,383
Technology hardware and equipment	10,269	11,526	30,031	30,093
Global commercial banks	24,329	22,641	28,344	25,220
Media	10,812	12,130	24,995	24,023
Vehicle dealers	19,113	18,194	24,665	23,855
Insurance	11,411	12,640	23,525	23,445
Pharmaceuticals and biotechnology	7,097	7,378	22,463	21,717
Consumer durables and apparel	9,592	8,987	21,516	21,823
Automobiles and components	7,888	8,172	17,052	16,268
Telecommunication services	7,025	8,571	15,628	18,759
Food and staples retailing	6,103	7,206	11,250	12,777
Financial markets infrastructure (clearinghouses)	6,437	4,219	8,671	6,413
Religious and social organizations	2,407	2,285	4,073	4,066
Total commercial credit exposure by industry	$795,675	$739,503	$1,375,792	$1,286,588
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.4 billion at September 30, 2025 and December 31, 2024.
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
At September 30, 2025 and December 31, 2024, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $15.6 billion and $10.4 billion. We recorded net losses of $39 million and $95 million for the three and nine months ended September 30, 2025 compared to net losses of $42 million and $58 million for the three and nine months ended September 30, 2024. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for the exposures under the fair value option are included in the fair value option portfolio information in Table 38. For more information, see Trading Risk Management on page 42.
Tables 33 and 34 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2025 and December 31, 2024.

Table 33	Net Credit Default Protection by Maturity

	September 30 2025	December 31 2024
Less than or equal to one year	22%	24%
Greater than one year and less than or equal to five years	75	76
Greater than five years	3	—
Total net credit default protection	100%	100%

Bank of America 38

Table 34	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	September 30, 2025		December 31, 2024
Ratings (2, 3)
AAA	$(195)	1.3%	$(120)	1.1%
AA	(1,968)	12.6	(960)	9.2
A	(6,485)	41.7	(4,978)	47.7
BBB	(5,338)	34.3	(3,385)	32.4
BB	(831)	5.3	(526)	5.0
B	(446)	2.9	(385)	3.7
CCC and below	(27)	0.2	(82)	0.8
NR (4)	(271)	1.7	—	0.1
Total net credit default protection	$(15,561)	100.0%	$(10,436)	100.0%
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
Table 35 presents our 20 largest non-U.S. country exposures at September 30, 2025. These exposures accounted for 88 percent of our total non-U.S. exposure at September 30, 2025 and 89 percent at December 31, 2024. Net country exposure for these 20 countries increased $26.7 billion from December 31, 2024 primarily driven by increases in Australia, Germany and the Netherlands.

Table 35	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at September 30 2025	Hedges and Credit Default Protection	Net Country Exposure at September 30 2025	Increase (Decrease) from December 31 2024
United Kingdom	$34,995	$18,087	$5,935	$7,491	$66,508	$(2,516)	$63,992	$1,947
Germany	27,499	13,411	3,475	983	45,368	(3,819)	41,549	4,511
Australia	19,546	6,213	512	3,428	29,699	(418)	29,281	7,145
Canada	12,794	11,249	1,977	3,829	29,849	(584)	29,265	(2,207)
France	15,045	11,388	1,739	2,601	30,773	(2,597)	28,176	2,022
Japan	9,361	1,631	3,026	5,615	19,633	(775)	18,858	(383)
Brazil	10,386	1,463	1,302	5,102	18,253	(55)	18,198	1,460
Singapore	6,425	637	430	5,335	12,827	(105)	12,722	2,835
Switzerland	5,134	5,972	934	391	12,431	(347)	12,084	1,483
India	6,327	222	595	4,508	11,652	(39)	11,613	(2,173)
Netherlands	5,100	4,749	981	1,105	11,935	(683)	11,252	3,123
China	4,225	595	767	4,878	10,465	(267)	10,198	976
Ireland	7,364	1,789	562	388	10,103	(175)	9,928	1,667
South Korea	4,567	1,170	714	2,643	9,094	(221)	8,873	430
Italy	5,811	2,908	280	453	9,452	(787)	8,665	776
Mexico	4,503	2,121	476	1,699	8,799	(265)	8,534	492
Spain	3,375	3,096	131	1,099	7,701	(623)	7,078	975
Hong Kong	3,304	626	977	1,306	6,213	(93)	6,120	1,030
Sweden	2,059	1,834	205	251	4,349	(585)	3,764	314
Belgium	921	1,722	612	610	3,865	(178)	3,687	312
Total top 20 non-U.S. countries exposure	$188,741	$90,883	$25,630	$53,715	$358,969	$(15,132)	$343,837	$26,735
Our largest non-U.S. country exposure at September 30, 2025 was the United Kingdom with net exposure of $64.0 billion, which increased $1.9 billion from December 31, 2024 primarily due to increased exposure to financial institutions. Our second largest non-U.S. country exposure was Germany with net exposure of $41.5 billion at September 30, 2025, which increased $4.5 billion from December 31, 2024, primarily due to increased sovereign exposure.

39 Bank of America

Allowance for Credit Losses
The allowance for credit losses increased $25 million from December 31, 2024 to $14.4 billion at September 30, 2025, which included a $110 million reserve decrease and $135 million reserve increase related to the consumer and commercial portfolios, respectively.
Table 36 presents an allocation of the allowance for credit losses by product type at September 30, 2025 and December 31, 2024.

Table 36	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	September 30, 2025			December 31, 2024
Allowance for loan and lease losses
Residential mortgage	$321	2.42%	0.14%	$264	1.99%	0.12%
Home equity	87	0.66	0.33	29	0.22	0.11
Credit card	7,272	54.87	7.12	7,515	56.76	7.26
Direct/Indirect consumer	713	5.38	0.64	700	5.29	0.65
Other consumer	59	0.45	n/m	62	0.47	n/m
Total consumer	8,452	63.78	1.78	8,570	64.73	1.84
U.S. commercial (2)	2,896	21.85	0.64	2,637	19.91	0.65
Non-U.S. commercial	813	6.13	0.55	778	5.88	0.57
Commercial real estate	1,045	7.89	1.56	1,219	9.21	1.85
Commercial lease financing	46	0.35	0.28	36	0.27	0.23
Total commercial	4,800	36.22	0.70	4,670	35.27	0.75
Allowance for loan and lease losses	13,252	100.00%	1.14	13,240	100.00%	1.21
Reserve for unfunded lending commitments	1,109			1,096
Allowance for credit losses	$14,361			$14,336
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.4 billion and $1.2 billion at September 30, 2025 and December 31, 2024.
n/m = not meaningful
Net charge-offs for the three months ended September 30, 2025 decreased $167 million to $1.4 billion compared to $1.5 billion for the same period in 2024 driven by asset quality improvement in credit card and commercial. Net charge-offs for the nine months ended September 30, 2025 decreased $221 million to $4.3 billion compared to $4.6 billion for the same period in 2024 driven by asset quality improvement in commercial real estate office. The provision for credit losses decreased $247 million to $1.3 billion for the three months ended September 30, 2025 and remained relatively unchanged at $4.4 billion for the nine months ended September 30, 2025 as compared to the same periods in 2024. The decrease in the provision for credit losses for the three months ended September 30, 2025 was primarily due to improved asset quality in credit card. The provision for credit losses for the nine months ended September 30, 2025 was impacted by improved asset quality in credit card and commercial real estate, partially offset by the dampened macroeconomic outlook and loan growth in commercial. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, decreased $266 million to $859 million and $135 million to $3.0 billion for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $19 million to $436 million and $133 million to $1.3 billion for the three and nine months ended September 30, 2025 compared to the same periods in 2024.
Table 37 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three and nine months ended September 30, 2025 and 2024. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 40

Table 37	Allowance for Credit Losses

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2025	2024	2025	2024
Allowance for loan and lease losses, beginning of period		$13,291	$13,238	$13,240	$13,342
Loans and leases charged off
Residential mortgage		(6)	(5)	(18)	(18)
Home equity		(3)	(10)	(11)	(16)
Credit card		(1,083)	(1,084)	(3,409)	(3,235)
Direct/Indirect consumer		(88)	(101)	(274)	(292)
Other consumer		(59)	(71)	(195)	(221)
Total consumer charge-offs		(1,239)	(1,271)	(3,907)	(3,782)
U.S. commercial (1)		(326)	(288)	(868)	(710)
Non-U.S. commercial		—	(60)	(8)	(61)
Commercial real estate		(135)	(180)	(471)	(762)
Commercial lease financing		(1)	(1)	(4)	(2)
Total commercial charge-offs		(462)	(529)	(1,351)	(1,535)
Total loans and leases charged off		(1,701)	(1,800)	(5,258)	(5,317)
Recoveries of loans and leases previously charged off
Residential mortgage		7	7	17	17
Home equity		14	15	44	48
Credit card		203	156	574	453
Direct/Indirect consumer		33	45	102	120
Other consumer		4	4	14	13
Total consumer recoveries		261	227	751	651
U.S. commercial (2)		57	29	133	72
Non-U.S. commercial		—	—	1	13
Commercial real estate		15	9	26	15
Commercial lease financing		1	1	3	1
Total commercial recoveries		73	39	163	101
Total recoveries of loans and leases previously charged off		334	266	914	752
Net charge-offs		(1,367)	(1,534)	(4,344)	(4,565)
Provision for loan and lease losses		1,328	1,547	4,354	4,479
Other		—	—	2	(5)
Allowance for loan and lease losses, September 30		13,252	13,251	13,252	13,251
Reserve for unfunded lending commitments, beginning of period		1,143	1,104	1,096	1,209
Provision for unfunded lending commitments		(33)	(5)	13	(110)
Other		(1)	1	—	1
Reserve for unfunded lending commitments, September 30		1,109	1,100	1,109	1,100
Allowance for credit losses, September 30		$14,361	$14,351	$14,361	$14,351

Loan and allowance ratios (3):
Loans and leases outstanding at September 30		$1,159,206	$1,071,628	$1,159,206	$1,071,628
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30		1.14%	1.24%	1.14%	1.24%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30		1.78	1.87	1.78	1.87
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30		0.70	0.76	0.70	0.76
Average loans and leases outstanding		$1,146,430	$1,055,975	$1,119,173	$1,049,689
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.47%	0.58%	0.52%	0.58%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30		248	235	248	235
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs		2.44	2.17	2.28	2.17
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4)		$8,549	$8,640	$8,549	$8,640
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4)		88%	82%	88%	82%
(1)Includes U.S. small business commercial charge-offs of $147 million and $443 million for the three and nine months ended September 30, 2025 compared to $135 million and $383 million for the same periods in 2024.
(2)Includes U.S. small business commercial recoveries of $13 million and $42 million for the three and nine months ended September 30, 2025 compared to $11 million and $33 million for the same periods in 2024.
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
Table 38 presents period-end, average, high and low daily trading VaR for the three months ended September 30, 2025, June 30, 2025 and September 30, 2024 using a 99 percent confidence level. The average of the trading portfolio VaR decreased for the three months ended September 30, 2025 compared to the prior quarter primarily due to a reduction in credit and mortgage risk.

Table 38	Market Risk VaR for Trading Activities

	Three Months Ended												Nine Months Ended September 30
	September 30, 2025				June 30, 2025				September 30, 2024
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2025 Average	2024 Average
Foreign exchange	$17	$18	$33	$10	$25	$17	$25	$11	$15	$12	$21	$5	$18	$14
Interest rate	47	52	67	38	51	55	90	40	34	43	71	31	56	58
Credit	36	38	46	32	49	51	63	42	46	51	59	45	48	50
Mortgage	29	28	30	26	29	36	43	29	46	45	50	39	33	37
Equity	25	22	29	15	22	22	63	13	31	23	31	17	22	20
Commodities	9	8	9	7	8	9	12	7	12	11	17	8	9	10
Portfolio diversification	(106)	(100)	n/a	n/a	(108)	(106)	n/a	n/a	(120)	(121)	n/a	n/a	(106)	(122)
Total trading positions portfolio VaR	57	66	82	53	76	84	102	65	64	64	79	58	80	67
Fair value option loans	14	15	17	12	15	21	27	15	18	16	20	13	21	18
Fair value option hedges	7	8	13	6	12	15	18	12	8	7	9	5	14	10
Fair value option portfolio diversification	(11)	(13)	n/a	n/a	(18)	(24)	n/a	n/a	(14)	(11)	n/a	n/a	(22)	(15)
Total fair value option portfolio	10	10	11	9	9	12	16	8	12	12	14	10	13	13
Portfolio diversification	(6)	(5)	n/a	n/a	(6)	(7)	n/a	n/a	(10)	(9)	n/a	n/a	(7)	(8)
Total market-based portfolio	$61	$71	84	57	$79	$89	111	72	$66	$67	85	61	$86	$72
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
Additional VaR statistics produced within our single VaR model are provided in Table 39 at the same level of detail as in Table 38. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 39 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended September 30, 2025, June 30, 2025 and September 30, 2024.

Table 39	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	September 30, 2025		June 30, 2025		September 30, 2024
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$18	$9	$17	$10	$12	$6
Interest rate	52	26	55	26	43	23
Credit	38	16	51	24	51	29
Mortgage	28	16	36	18	45	25
Equity	22	10	22	11	23	11
Commodities	8	5	9	6	11	6
Portfolio diversification	(100)	(53)	(106)	(60)	(121)	(66)
Total trading positions portfolio VaR	66	29	84	35	64	34
Fair value option loans	15	9	21	12	16	9
Fair value option hedges	8	5	15	8	7	4
Fair value option portfolio diversification	(13)	(8)	(24)	(14)	(11)	(6)
Total fair value option portfolio	10	6	12	6	12	7
Portfolio diversification	(5)	(4)	(7)	(3)	(9)	(5)
Total market-based portfolio	$71	$31	$89	$38	$67	$36
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.

During the three and nine months ended September 30, 2025, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.

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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2025 compared to the three months ended June 30, 2025 and March 31, 2025. During the three months ended September 30, 2025, positive trading-related revenue was recorded for 100 percent of the trading days, of which 100 percent were daily trading gains of over $25 million. This compares to the three months ended June 30, 2025 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 94 percent were daily trading gains of over $25 million. During the three months ended March 31, 2025, positive trading-related revenue was recorded for 100 percent of the trading days, of which 98 percent were daily trading gains of over $25 million.

Histogram of Daily Trading-related Revenue
30
25
20
15
10
5
0
Number of Days
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended Mar 31, 2025
Three Months Ended Jun 30, 2025
Three Months Ended Sep 30, 2025

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
Table 40 presents the spot and 12-month forward rates used in developing the forward curve used in our baseline forecasts at September 30, 2025 and December 31, 2024.

Table 40	Forward Rates

	Federal Funds	SOFR	10-Year SOFR
	September 30, 2025
Spot rates	4.25%	4.24%	3.66%
12-month forward rates	3.25	3.18	3.71

	December 31, 2024
Spot rates	4.50%	4.49%	4.07%
12-month forward rates	4.00	3.94	4.07
Table 41 shows the potential pretax impact to forecasted net interest income over the next 12 months from September 30, 2025 and December 31, 2024 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. Amounts presented reflect dynamic deposit sensitivities, which incorporate behavioral customer

Bank of America 44

deposit balance changes that could occur under various scenarios. For more information, see Interest Rate Risk
Management for the Banking Book in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.

Table 41	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes
	Short Rate (bps)	Long Rate (bps)
(Dollars in billions)			September 30 2025	December 31 2024
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$1.0	$1.1
-100 bps instantaneous shift	-100	-100	(2.2)	(2.3)
+200 bps instantaneous shift	+200	+200	1.4	2.0
-200 bps instantaneous shift	-200	-200	(5.3)	(5.4)
Flatteners
Short-end instantaneous change	+100	—	0.7	1.1
Long-end instantaneous change	—	-100	(0.3)	(0.1)
Steepeners
Short-end instantaneous change	-100	—	(1.8)	(2.1)
Long-end instantaneous change	—	+100	0.3	0.1
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

45 Bank of America

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
Our Climate and Environmental Risk Council consists of leaders across risk, Front Line Units (FLUs) and control functions, and meets routinely to discuss our approach to managing climate-related risks. The Corporation has a Climate and Environmental Risk Management function that is responsible for overseeing climate risk management. They are responsible for establishing the Climate Risk Framework (described below) and governance structure, and providing an independent assessment of enterprise-wide climate risks.
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

Bank of America 46

Non-GAAP Reconciliations
Table 42 provides reconciliations of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

Table 42	Average and Period-end Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)
						Nine Months Ended September 30
	2025 Quarters			2024 Quarters
(Dollars in millions)	Third	Second	First	Fourth	Third	2025	2024
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$301,975	$296,917	$295,787	$295,134	$294,985	$298,249	$293,638
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,873)	(1,893)	(1,912)	(1,932)	(1,951)	(1,893)	(1,971)
Related deferred tax liabilities	839	846	851	859	864	845	869
Tangible shareholders’ equity	$231,920	$226,849	$225,705	$225,040	$224,877	$228,180	$223,515
Preferred stock	(25,232)	(22,573)	(22,307)	(23,493)	(25,984)	(23,381)	(27,493)
Tangible common shareholders’ equity	$206,688	$204,276	$203,398	$201,547	$198,893	$204,799	$196,022
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$304,152	$299,599	$295,581	$295,559	$296,512
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,860)	(1,880)	(1,899)	(1,919)	(1,938)
Related deferred tax liabilities	828	842	846	851	859
Tangible shareholders’ equity	$234,099	$229,540	$225,507	$225,470	$226,412
Preferred stock	(25,992)	(23,495)	(20,499)	(23,159)	(24,554)
Tangible common shareholders’ equity	$208,107	$206,045	$205,008	$202,311	$201,858
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,403,716	$3,441,142	$3,349,424	$3,261,519	$3,324,293
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,860)	(1,880)	(1,899)	(1,919)	(1,938)
Related deferred tax liabilities	828	842	846	851	859
Tangible assets	$3,333,663	$3,371,083	$3,279,350	$3,191,430	$3,254,193
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

47 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2025	2024	2025	2024
Net interest income
Interest income	$35,366	$37,491	$104,305	$110,630
Interest expense	20,133	23,524	59,959	68,929
Net interest income	15,233	13,967	44,346	41,701

Noninterest income
Fees and commissions	10,337	9,119	29,221	26,748
Market making and similar activities	3,203	3,278	9,940	10,464
Other income (loss)	(685)	(1,019)	(1,590)	(2,373)
Total noninterest income	12,855	11,378	37,571	34,839
Total revenue, net of interest expense	28,088	25,345	81,917	76,540

Provision for credit losses	1,295	1,542	4,367	4,369

Noninterest expense
Compensation and benefits	10,523	9,916	31,744	29,937
Occupancy and equipment	1,872	1,836	5,564	5,465
Information processing and communications	1,827	1,784	5,540	5,347
Product delivery and transaction related	1,025	849	2,913	2,591
Professional fees	606	723	1,898	1,925
Marketing	572	504	1,641	1,446
Other general operating	912	867	2,990	3,314
Total noninterest expense	17,337	16,479	52,290	50,025
Income before income taxes	9,456	7,324	25,260	22,146
Income tax expense	987	428	2,279	1,679
Net income	$8,469	$6,896	$22,981	$20,467
Preferred stock dividends and other	429	516	1,126	1,363
Net income applicable to common shareholders	$8,040	$6,380	$21,855	$19,104

Per common share information
Earnings	$1.08	$0.82	$2.89	$2.42
Diluted earnings	1.06	0.81	2.85	2.40
Average common shares issued and outstanding	7,466.0	7,818.0	7,574.5	7,894.7
Average diluted common shares issued and outstanding	7,627.1	7,902.1	7,724.7	7,965.0

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024
Net income	$8,469	$6,896	$22,981	$20,467
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	438	417	489	444
Net change in debit valuation adjustments	(305)	—	(161)	(135)
Net change in derivatives	636	2,830	3,145	3,100
Employee benefit plan adjustments	(16)	27	37	75
Net change in foreign currency translation adjustments	6	21	30	(30)
Other comprehensive income (loss)	759	3,295	3,540	3,454
Comprehensive income	$9,228	$10,191	$26,521	$23,921

See accompanying Notes to Consolidated Financial Statements.

Bank of America 48

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	September 30 2025	December 31 2024
(Dollars in millions)
Assets
Cash and due from banks	$25,352	$26,003
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	221,155	264,111
Cash and cash equivalents	246,507	290,114
Time deposits placed and other short-term investments	8,212	6,372
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $173,686 and $144,501 measured at fair value)	325,800	274,709
Trading account assets (includes $174,783 and $170,328 pledged as collateral)	335,566	314,460
Derivative assets	42,115	40,948
Debt securities:
Carried at fair value	404,636	358,607
Held-to-maturity, at cost (fair value $446,544 and $450,548)	531,414	558,677
Total debt securities	936,050	917,284
Loans and leases (includes $6,694 and $4,249 measured at fair value)	1,165,900	1,095,835
Allowance for loan and lease losses	(13,252)	(13,240)
Loans and leases, net of allowance	1,152,648	1,082,595
Premises and equipment, net	12,348	12,168
Goodwill	69,021	69,021
Loans held-for-sale (includes $2,071 and $2,214 measured at fair value)	6,831	9,545
Customer and other receivables	99,863	82,247
Other assets (includes $9,830 and $13,176 measured at fair value)	168,755	162,056
Total assets	$3,403,716	$3,261,519

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$510,208	$507,561
Interest-bearing (includes $1,079 and $310 measured at fair value)	1,354,445	1,329,014
Deposits in non-U.S. offices:
Noninterest-bearing	14,690	16,297
Interest-bearing	122,865	112,595
Total deposits	2,002,208	1,965,467
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $215,376 and $192,859 measured at fair value)	342,588	331,758
Trading account liabilities	117,322	92,543
Derivative liabilities	40,157	39,353
Short-term borrowings (includes $6,432 and $6,245 measured at fair value)	54,200	43,391
Accrued expenses and other liabilities (includes $8,511 and $13,199 measured at fair value and $1,109 and $1,096 of reserve for unfunded lending commitments)	231,605	210,169
Long-term debt (includes $66,315 and $50,005 measured at fair value)	311,484	283,279
Total liabilities	3,099,564	2,965,960
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,991,164 and 3,877,917 shares	25,992	23,159
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,329,421,929 and 7,610,862,311 shares	31,764	45,336
Retained earnings	258,141	242,349
Accumulated other comprehensive income (loss)	(11,745)	(15,285)
Total shareholders’ equity	304,152	295,559
Total liabilities and shareholders’ equity	$3,403,716	$3,261,519

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$6,063	$5,575
Loans and leases	18,007	19,144
Allowance for loan and lease losses	(889)	(919)
Loans and leases, net of allowance	17,118	18,225
All other assets	614	319
Total assets of consolidated variable interest entities	$23,795	$24,119
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $0 of non-recourse short-term borrowings)	$4,980	$3,329
Long-term debt (includes $8,420 and $8,457 of non-recourse debt)	8,420	8,457
All other liabilities (includes $22 and $21 of non-recourse liabilities)	22	21
Total liabilities of consolidated variable interest entities	$13,422	$11,807
See accompanying Notes to Consolidated Financial Statements.

49 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, June 30, 2025	$23,495	7,436.7	$36,428	$252,180	$(12,504)	$299,599
Net income				8,469		8,469
Net change in debt securities					438	438
Net change in debit valuation adjustments					(305)	(305)
Net change in derivatives					636	636
Employee benefit plan adjustments					(16)	(16)
Net change in foreign currency translation adjustments					6	6
Dividends declared:
Common				(2,079)		(2,079)
Preferred				(429)		(429)
Issuance of preferred stock	2,497					2,497
Common stock issued under employee plans, net, and other		1.1	636			636
Common stock repurchased		(108.4)	(5,300)			(5,300)
Balance, September 30, 2025	$25,992	7,329.4	$31,764	$258,141	$(11,745)	$304,152
Balance, December 31, 2024	$23,159	7,610.9	$45,336	$242,349	$(15,285)	$295,559
Net income				22,981		22,981
Net change in debt securities					489	489
Net change in debit valuation adjustments					(161)	(161)
Net change in derivatives					3,145	3,145
Employee benefit plan adjustments					37	37
Net change in foreign currency translation adjustments					30	30
Dividends declared:
Common				(6,031)		(6,031)
Preferred				(1,117)		(1,117)
Issuance of preferred stock	5,493					5,493
Redemption of preferred stock	(2,660)			(9)		(2,669)
Common stock issued under employee plans, net, and other		53.2	1,551	(32)		1,519
Common stock repurchased		(334.7)	(15,123)			(15,123)
Balance, September 30, 2025	$25,992	7,329.4	$31,764	$258,141	$(11,745)	$304,152
Balance, June 30, 2024	$26,548	7,774.8	$51,376	$233,597	$(17,629)	$293,892
Net income				6,896		6,896
Net change in debt securities					417	417
Net change in derivatives					2,830	2,830
Employee benefit plan adjustments					27	27
Net change in foreign currency translation adjustments					21	21
Dividends declared:
Common				(2,021)		(2,021)
Preferred				(510)		(510)
Redemption of preferred stock	(1,994)			(6)		(2,000)
Common stock issued under employee plans, net, and other		2.2	496	(2)		494
Common stock repurchased		(88.2)	(3,534)			(3,534)
Balance, September 30, 2024	$24,554	7,688.8	$48,338	$237,954	$(14,334)	$296,512
Balance, December 31, 2023	$28,397	7,895.5	$56,365	$224,672	$(17,788)	$291,646
Net income				20,467		20,467
Net change in debt securities					444	444
Net change in debit valuation adjustments					(135)	(135)
Net change in derivatives					3,100	3,100
Employee benefit plan adjustments					75	75
Net change in foreign currency translation adjustments					(30)	(30)
Dividends declared:
Common				(5,818)		(5,818)
Preferred				(1,352)		(1,352)
Redemption of preferred stock	(3,843)			(11)		(3,854)
Common stock issued under employee plans, net, and other		46.6	1,542	(4)		1,538
Common stock repurchased		(253.3)	(9,569)			(9,569)
Balance, September 30, 2024	$24,554	7,688.8	$48,338	$237,954	$(14,334)	$296,512

See accompanying Notes to Consolidated Financial Statements.

Bank of America 50

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2025	2024
Operating activities
Net income	$22,981	$20,467
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,367	4,369
Losses on sales of debt securities	23	6
Depreciation and amortization	1,720	1,630
Net accretion of discount/premium on debt securities	(664)	(354)
Deferred income taxes	(255)	(1,228)
Amortization of stock-based compensation	3,032	2,542
Net change in:
Trading and derivative assets/liabilities	4,687	(56,685)
Loans held-for-sale	2,672	(4,633)
Other assets	(24,543)	(20,257)
Accrued expenses and other liabilities	20,239	14,581
Other operating activities, net	1,299	4,843
Net cash provided by (used in) operating activities	35,558	(34,719)
Investing activities
Net change in:
Time deposits placed and other short-term investments	(1,840)	195
Federal funds sold and securities borrowed or purchased under agreements to resell	(55,078)	(54,582)
Debt securities carried at fair value:
Proceeds from sales	96,786	52,594
Proceeds from paydowns and maturities	63,781	217,602
Purchases	(196,704)	(312,186)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	26,327	26,033
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	6,718	7,129
Purchases	(12,487)	(4,151)
Other changes in loans and leases, net	(68,672)	(29,874)
Other investing activities, net	(2,816)	(2,863)
Net cash used in investing activities	(143,985)	(100,103)
Financing activities
Net change in:
Deposits	36,741	6,525
Federal funds purchased and securities loaned or sold under agreements to repurchase	14,817	114,071
Short-term borrowings	10,802	7,623
Long-term debt:
Proceeds from issuance	75,855	42,593
Retirement	(57,893)	(52,711)
Preferred stock:
Proceeds from issuance	5,493	—
Redemption	(2,669)	(3,854)
Common stock repurchased	(15,123)	(9,569)
Cash dividends paid	(7,203)	(7,228)
Other financing activities, net	(919)	(313)
Net cash provided by financing activities	59,901	97,137
Effect of exchange rate changes on cash and cash equivalents	4,919	201
Net decrease in cash and cash equivalents	(43,607)	(37,484)
Cash and cash equivalents at January 1	290,114	333,073
Cash and cash equivalents at September 30	$246,507	$295,589

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

Bank of America 52

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and nine months ended September 30, 2025 and 2024. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024
Net interest income
Interest income
Loans and leases	$16,191	$15,725	$47,065	$46,303
Debt securities	6,958	6,833	20,638	19,295
Federal funds sold and securities borrowed or purchased under agreements to resell	3,802	5,196	11,670	15,530
Trading account assets	3,195	2,726	9,260	7,697
Other interest income (1)	5,220	7,011	15,672	21,805
Total interest income	35,366	37,491	104,305	110,630

Interest expense
Deposits	8,932	10,125	26,245	28,918
Short-term borrowings	7,172	8,940	21,570	26,545
Trading account liabilities	672	538	2,055	1,624
Long-term debt	3,357	3,921	10,089	11,842
Total interest expense	20,133	23,524	59,959	68,929
Net interest income	$15,233	$13,967	$44,346	$41,701

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$990	$1,030	$2,942	$2,984
Other card income	639	588	1,851	1,678
Total card income	1,629	1,618	4,793	4,662
Service charges
Deposit-related fees	1,267	1,198	3,760	3,492
Lending-related fees	365	354	1,048	1,009
Total service charges	1,632	1,552	4,808	4,501
Investment and brokerage services
Asset management fees	3,972	3,533	11,408	10,173
Brokerage fees	1,091	1,013	3,248	2,880
Total investment and brokerage services	5,063	4,546	14,656	13,053
Investment banking fees
Underwriting income	992	742	2,568	2,512
Syndication fees	438	274	1,096	886
Financial advisory services	583	387	1,300	1,134
Total investment banking fees	2,013	1,403	4,964	4,532
Total fees and commissions	10,337	9,119	29,221	26,748
Market making and similar activities	3,203	3,278	9,940	10,464
Other income (loss)	(685)	(1,019)	(1,590)	(2,373)
Total noninterest income	$12,855	$11,378	$37,571	$34,839
(1)Includes interest income on interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks of $2.7 billion and $4.1 billion for the three months ended September 30, 2025 and 2024, and $8.4 billion and $13.2 billion for the nine months ended September 30, 2025 and 2024.
(2)Gross interchange fees and merchant income were $3.4 billion for both the three months ended September 30, 2025 and 2024, and are presented net of $2.5 billion and $2.4 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods. Gross interchange fees and merchant income were $10.2 billion and $10.1 billion for the nine months ended September 30, 2025 and 2024 and are presented net of $7.3 billion and $7.1 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

53 Bank of America

NOTE 3  Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2025 and December 31, 2024. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		September 30, 2025
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$26,751.3	$73.8	$6.3	$80.1	$69.3	$7.8	$77.1
Futures and forwards	4,796.8	3.8	—	3.8	3.1	—	3.1
Written options (2)	2,175.8	—	—	—	26.4	—	26.4
Purchased options (3)	2,021.3	28.2	—	28.2	—	—	—
Foreign exchange contracts
Swaps	2,859.8	38.0	0.1	38.1	32.5	—	32.5
Spot, futures and forwards	5,411.0	29.0	0.2	29.2	27.4	0.1	27.5
Written options (2)	808.5	—	—	—	8.9	—	8.9
Purchased options (3)	741.2	8.9	—	8.9	—	—	—
Equity contracts
Swaps	720.7	19.4	—	19.4	25.3	—	25.3
Futures and forwards	180.9	2.8	—	2.8	1.8	—	1.8
Written options (2)	1,071.3	—	—	—	81.3	—	81.3
Purchased options (3)	1,042.7	75.8	—	75.8	—	—	—
Commodity contracts
Swaps	73.4	2.2	—	2.2	4.1	—	4.1
Futures and forwards	164.0	6.4	—	6.4	4.3	0.8	5.1
Written options (2)	79.7	—	—	—	4.0	—	4.0
Purchased options (3)	80.5	3.1	—	3.1	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	482.0	1.6	—	1.6	3.7	—	3.7
Total return swaps/options	104.5	0.6	—	0.6	0.3	—	0.3
Written credit derivatives:
Credit default swaps	452.7	2.6	—	2.6	1.3	—	1.3
Total return swaps/options	109.5	0.3	—	0.3	1.1	—	1.1
Gross derivative assets/liabilities		$296.5	$6.6	$303.1	$294.8	$8.7	$303.5
Less: Legally enforceable master netting agreements				(233.2)			(233.2)
Less: Cash collateral received/paid				(27.8)			(30.1)
Total derivative assets/liabilities				$42.1			$40.2
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $1.2 billion and $427.3 billion, respectively, at September 30, 2025.

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at September 30, 2025 and December 31, 2024 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements, Collateral and Restricted Cash.

55 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	September 30, 2025		December 31, 2024
Interest rate contracts
Over-the-counter	$106.6	$100.0	$108.8	$103.9
Exchange-traded	—	0.1	0.1	0.1
Over-the-counter cleared	5.1	4.7	3.4	3.6
Foreign exchange contracts
Over-the-counter	73.9	67.0	112.7	109.1
Over-the-counter cleared	1.0	1.1	0.5	0.5
Equity contracts
Over-the-counter	35.4	48.4	24.6	31.1
Exchange-traded	61.4	58.4	39.8	38.5
Commodity contracts
Over-the-counter	9.0	10.1	6.2	7.0
Exchange-traded	1.9	1.9	2.0	1.6
Over-the-counter cleared	0.3	0.5	0.3	0.5
Credit derivatives
Over-the-counter	5.0	6.2	5.8	5.0
Total gross derivative assets/liabilities, before netting
Over-the-counter	229.9	231.7	258.1	256.1
Exchange-traded	63.3	60.4	41.9	40.2
Over-the-counter cleared	6.4	6.3	4.2	4.6
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(196.1)	(198.8)	(224.2)	(223.5)
Exchange-traded	(58.8)	(58.8)	(39.0)	(39.0)
Over-the-counter cleared	(6.1)	(5.7)	(4.0)	(3.8)
Derivative assets/liabilities, after netting	38.6	35.1	37.0	34.6
Other gross derivative assets/liabilities (2)	3.5	5.1	3.9	4.8
Total derivative assets/liabilities	42.1	40.2	40.9	39.4
Less: Financial instruments collateral (3)	(19.5)	(17.2)	(18.1)	(14.2)
Total net derivative assets/liabilities	$22.6	$23.0	$22.8	$25.2
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three and nine months ended September 30, 2025 and 2024.

Gains and Losses on Derivatives and Hedged Items Designated in Fair Value Hedges

	Derivative	Hedged Item	Derivative	Hedged Item
(Dollars in millions)	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
Interest rate risk on long-term debt (1)	$300	$(289)	$6,091	$(6,090)
Interest rate and foreign currency risk (2)	125	(126)	(576)	581
Interest rate risk on available-for-sale securities (3)	(376)	363	(6,453)	6,446
Price risk on commodity inventory (4)	(780)	780	(337)	337
Total	$(731)	$728	$(1,275)	$1,274

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
Interest rate risk on long-term debt (1)	$4,144	$(4,136)	$2,501	$(2,519)
Interest rate and foreign currency risk (2)	(242)	241	47	(33)
Interest rate risk on available-for-sale securities (3)	(5,569)	5,475	(3,648)	3,620
Price risk on commodity inventory (4)	(2,078)	2,078	(723)	723
Total	$(3,745)	$3,658	$(1,823)	$1,791
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For the three and nine months ended September 30, 2025, the derivative amount includes gains (losses) of $4 million and $(3) million in interest income, $123 million and $(235) million in market making and similar activities, and $(2) million and $(4) million in accumulated other comprehensive income (OCI). For the same periods in 2024, the derivative amount includes gains (losses) of $(6) million and $11 million in interest income, $(577) million and $20 million in market making and similar activities, and $7 million and $16 million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
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

Designated Fair Value Hedged Assets and Liabilities

	September 30, 2025		December 31, 2024
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$178,585	$12	$188,202	$(7,263)
Available-for-sale debt securities (2, 3)	254,760	481	244,664	(4,764)
Trading account assets (4)	6,246	313	3,639	101
(1)Increase (decrease) to carrying value.
(2)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At September 30, 2025 and December 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $34.7 billion and $34.8 billion, of which $23.1 billion and $26.1 billion were designated in a portfolio layer hedging relationship. At September 30, 2025 and December 31, 2024, the cumulative adjustment associated with these hedging relationships was an increase of $52 million and a decrease of $435 million.
(3)Carrying value represents amortized cost.
(4)Represents hedging activities related to certain commodities inventory.
At September 30, 2025 and December 31, 2024, the fair value adjustments from de-designated long-term debt hedges decreased the long-term debt carrying value by $13.3 billion and $11.2 billion. The fair value adjustments from de-designated available-for-sale (AFS) debt securities hedges decreased the AFS debt securities carrying value by $3.3 billion and $4.4 billion. The fair value adjustments are being amortized or accreted into interest over the contractual lives of the assets or liabilities.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and nine months ended September 30, 2025 and 2024. Of the $2.4 billion after-tax net loss ($3.2 billion pretax) on derivatives in accumulated OCI at September 30, 2025, losses of $2.0 billion after-tax ($2.6 billion pretax) related to both open and closed cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately four years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately three years, with the aggregated amount beyond this time period being insignificant.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$513	$(384)	$3,095	$(1,154)
Price risk on forecasted MBS purchases (1)	—	(2)	—	(6)
Price risk on certain compensation plans (2)	—	5	1	17
Total	$513	$(381)	$3,096	$(1,143)
Net investment hedges
Foreign exchange risk (3)	$227	$—	$(2,878)	$—

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$2,863	$(905)	$1,808	$(2,301)
Price risk on forecasted MBS purchases (1)	—	(2)	—	(6)
Price risk on certain compensation plans (2)	8	8	27	25
Total	$2,871	$(899)	$1,835	$(2,282)
Net investment hedges
Foreign exchange risk (3)	$(1,100)	$(140)	$292	$(140)
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and nine months ended September 30, 2025, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $98 million and $125 million. For the same periods in 2024, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $72 million and $178 million.

57 Bank of America

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three and nine months ended September 30, 2025 and 2024. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024
Interest rate risk on mortgage activities (1, 2)	$18	$55	$58	$15
Credit risk on loans (2)	(20)	(15)	(42)	(30)
Interest rate and foreign currency risk on asset and liability management activities (3)	623	(1,221)	(1,863)	(1,048)
Price risk on certain compensation plans (4)	264	152	445	447
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At September 30, 2025 and December 31, 2024, the Corporation had transferred $4.0 billion and $3.9 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.0 billion and $3.9 billion at the transfer dates. At September 30, 2025 and December 31, 2024, the fair value of the transferred securities was $3.9 billion and $3.6 billion.
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
The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and nine months ended September 30, 2025 and 2024. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The following table is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Interest rate risk	$277	$813	$120	$1,210	$1,255	$2,179	$372	$3,806
Foreign exchange risk	501	(8)	24	517	1,610	17	66	1,693
Equity risk	1,911	(187)	546	2,270	5,769	(826)	1,658	6,601
Credit risk	362	668	86	1,116	1,040	2,026	427	3,493
Other risk (2)	86	11	(3)	94	368	(37)	(18)	313
Total sales and trading revenue	$3,137	$1,297	$773	$5,207	$10,042	$3,359	$2,505	$15,906

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Interest rate risk	$612	$364	$90	$1,066	$2,024	$839	$275	$3,138
Foreign exchange risk	482	36	48	566	1,368	99	87	1,554
Equity risk	1,839	(342)	498	1,995	5,540	(1,110)	1,375	5,805
Credit risk	323	618	142	1,083	1,145	1,822	471	3,438
Other risk (2)	92	25	(159)	(42)	318	85	(190)	213
Total sales and trading revenue	$3,348	$701	$619	$4,668	$10,395	$1,735	$2,018	$14,148
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $614 million and $1.9 billion for the three and nine months ended September 30, 2025 compared to $562 million and $1.6 billion for the same periods in 2024.
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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at September 30, 2025 and December 31, 2024 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	September 30, 2025
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$—	$6	$18	$24
Non-investment grade	5	151	714	438	1,308
Total	5	151	720	456	1,332
Total return swaps/options:
Investment grade	25	2	—	—	27
Non-investment grade	978	57	75	1	1,111
Total	1,003	59	75	1	1,138
Total credit derivatives	$1,008	$210	$795	$457	$2,470
Credit-related notes:
Investment grade	$—	$—	$3	$354	$357
Non-investment grade	10	1	24	1,485	1,520
Total credit-related notes	$10	$1	$27	$1,839	$1,877
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$42,992	$96,869	$144,079	$51,609	$335,549
Non-investment grade	18,045	35,559	51,451	12,047	117,102
Total	61,037	132,428	195,530	63,656	452,651
Total return swaps/options:
Investment grade	63,010	1,559	1,264	453	66,286
Non-investment grade	41,402	1,112	622	125	43,261
Total	104,412	2,671	1,886	578	109,547
Total credit derivatives	$165,449	$135,099	$197,416	$64,234	$562,198

	December 31, 2024
	Carrying Value
Credit default swaps:
Investment grade	$—	$3	$24	$16	$43
Non-investment grade	33	304	752	441	1,530
Total	33	307	776	457	1,573
Total return swaps/options:
Investment grade	93	—	—	—	93
Non-investment grade	145	—	—	—	145
Total	238	—	—	—	238
Total credit derivatives	$271	$307	$776	$457	$1,811
Credit-related notes:
Investment grade	$—	$—	$9	$715	$724
Non-investment grade	5	5	37	1,119	1,166
Total credit-related notes	$5	$5	$46	$1,834	$1,890
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$35,634	$87,302	$150,225	$21,482	$294,643
Non-investment grade	15,070	30,255	43,969	4,233	93,527
Total	50,704	117,557	194,194	25,715	388,170
Total return swaps/options:
Investment grade	54,041	1,288	1,185	238	56,752
Non-investment grade	22,762	1,452	292	98	24,604
Total	76,803	2,740	1,477	336	81,356
Total credit derivatives	$127,507	$120,297	$195,671	$26,051	$469,526
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
Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2025 and December 31, 2024, the Corporation held cash and securities collateral of $117.9 billion and $105.9 billion and posted cash and securities collateral of $97.2 billion and $83.1 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At September 30, 2025, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $3.2 billion, including $1.7 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2025 and December 31, 2024, the liability recorded for these derivative contracts was not significant.

The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at September 30, 2025 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at September 30, 2025

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$136	$869
Bank of America, N.A. and subsidiaries (1)	54	741

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$18	$57
Collateral posted	16	42
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three and nine months ended September 30, 2025 and 2024. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended September 30
(Dollars in millions)	2025	2024
Derivative assets (CVA)	$42	$(32)
Derivative assets/liabilities (FVA)	17	(12)
Derivative liabilities (DVA)	16	2

	Nine Months Ended September 30
(Dollars in millions)	2025	2024
Derivative assets (CVA)	$(22)	$(1)
Derivative assets/liabilities (FVA)	(29)	(27)
Derivative liabilities (DVA)	13	(40)
(1)At September 30, 2025 and December 31, 2024, cumulative CVA reduced the derivative assets balance by $350 million and $328 million, cumulative FVA reduced the net derivative balance by $95 million and $66 million and cumulative DVA reduced the derivative liabilities balance by $285 million and $272 million.

Bank of America 60

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at September 30, 2025 and December 31, 2024.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	September 30, 2025				December 31, 2024
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$33,308	$15	$(1,383)	$31,940	$32,781	$35	$(1,614)	$31,202
Agency-collateralized mortgage obligations	20,418	14	(150)	20,282	19,519	17	(218)	19,318
Commercial	32,335	112	(424)	32,023	26,032	73	(503)	25,602
Non-agency residential (1)	275	54	(54)	275	287	50	(52)	285
Total mortgage-backed securities	86,336	195	(2,011)	84,520	78,619	175	(2,387)	76,407
U.S. Treasury and government agencies	267,405	198	(970)	266,633	235,582	150	(1,153)	234,579
Non-U.S. securities	28,045	45	(13)	28,077	22,453	20	(42)	22,431
Other taxable securities	3,093	10	(29)	3,074	4,646	2	(45)	4,603
Tax-exempt securities	8,145	19	(175)	7,989	8,628	17	(233)	8,412
Total available-for-sale debt securities	393,024	467	(3,198)	390,293	349,928	364	(3,860)	346,432
Other debt securities carried at fair value (2)	14,272	162	(91)	14,343	12,352	59	(236)	12,175
Total debt securities carried at fair value	407,296	629	(3,289)	404,636	362,280	423	(4,096)	358,607
Held-to-maturity debt securities
Agency mortgage-backed securities	403,854	—	(71,037)	332,817	430,135	—	(88,458)	341,677
U.S. Treasury and government agencies	121,232	—	(13,093)	108,139	121,696	—	(18,661)	103,035
Other taxable securities	6,363	2	(777)	5,588	6,882	1	(1,047)	5,836
Total held-to-maturity debt securities	531,449	2	(84,907)	446,544	558,713	1	(108,166)	450,548
Total debt securities (3,4)	$938,745	$631	$(88,196)	$851,180	$920,993	$424	$(112,262)	$809,155
(1)At September 30, 2025 and December 31, 2024, the underlying collateral type included approximately 26 percent and 25 percent prime and 74 percent and 75 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $165.4 billion and $184.6 billion at September 30, 2025 and December 31, 2024.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $246.2 billion and $157.6 billion, and a fair value of $205.0 billion and $131.4 billion at September 30, 2025, and an amortized cost of $260.9 billion and $169.0 billion, and a fair value of $209.6 billion and $136.5 billion at December 31, 2024.
At September 30, 2025, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $2.0 billion, net of the related income tax benefit of $666 million. At September 30, 2025 and December 31, 2024, nonperforming AFS debt securities held by the Corporation were not significant.
At September 30, 2025 and December 31, 2024, $883.5 billion and $871.1 billion of AFS and HTM debt securities, which were predominantly U.S. agency and U.S. Treasury securities, have a zero credit loss assumption. For the same periods, the expected credit losses on the remaining $41.0 billion and $37.5 billion of AFS and HTM debt securities were insignificant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
At September 30, 2025 and December 31, 2024, the Corporation held equity securities at an aggregate fair value of $252 million and $247 million and other equity securities, as valued under the measurement alternative, at a carrying value of $478 million and $438 million, both of which are included in other assets. At September 30, 2025 and December 31, 2024, the Corporation also held money market investments at a fair value of $1.4 billion and $1.3 billion, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for the three and nine months ended September 30, 2025 and 2024 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024
Gross gains	$34	$4	$50	$19
Gross losses	(37)	(23)	(73)	(25)
Net gains (losses) on sales of AFS debt securities	$(3)	$(19)	$(23)	$(6)
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$(1)	$(5)	$(6)	$(1)

61 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at September 30, 2025 and December 31, 2024. Substantially all of the unrealized losses relate to debt securities that have a zero credit loss assumption.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	September 30, 2025
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$8,797	$(17)	$19,137	$(1,366)	$27,934	$(1,383)
Agency-collateralized mortgage obligations	5,690	(9)	2,037	(141)	7,727	(150)
Commercial	9,474	(37)	5,821	(387)	15,295	(424)
Non-agency residential	—	—	154	(54)	154	(54)
Total mortgage-backed securities	23,961	(63)	27,149	(1,948)	51,110	(2,011)
U.S. Treasury and government agencies	43,485	(47)	102,604	(923)	146,089	(970)
Non-U.S. securities	5,704	(2)	3,557	(11)	9,261	(13)
Other taxable securities	815	(3)	918	(26)	1,733	(29)
Tax-exempt securities	401	—	1,601	(175)	2,002	(175)
Total AFS debt securities in a continuous unrealized loss position	$74,366	$(115)	$135,829	$(3,083)	$210,195	$(3,198)

	December 31, 2024
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$2,908	$(22)	$20,085	$(1,592)	$22,993	$(1,614)
Agency-collateralized mortgage obligations	9,597	(21)	1,493	(197)	11,090	(218)
Commercial	11,486	(57)	4,667	(446)	16,153	(503)
Non-agency residential	—	—	160	(52)	160	(52)
Total mortgage-backed securities	23,991	(100)	26,405	(2,287)	50,396	(2,387)
U.S. Treasury and government agencies	75,753	(135)	69,027	(1,018)	144,780	(1,153)
Non-U.S. securities	3,367	(26)	4,906	(16)	8,273	(42)
Other taxable securities	3,192	(5)	814	(40)	4,006	(45)
Tax-exempt securities	1,025	(20)	2,194	(213)	3,219	(233)
Total AFS debt securities in a continuous unrealized loss position	$107,328	$(286)	$103,346	$(3,574)	$210,674	$(3,860)

Bank of America 62

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at September 30, 2025 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgage-backed securities (MBS) or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$4	2.71%	$5	4.06%	$33,299	4.57%	$33,308	4.57%
Agency-collateralized mortgage obligations	—	—	—	—	1	1.00	20,417	5.21	20,418	5.21
Commercial	127	2.80	13,023	4.18	16,980	4.37	2,217	3.61	32,347	4.23
Non-agency residential	—	—	—	—	—	—	546	11.80	546	11.80
Total mortgage-backed securities	127	2.80	13,027	4.18	16,986	4.37	56,479	4.84	86,619	4.64
U.S. Treasury and government agencies	53,681	4.40	201,148	3.66	14,987	3.13	34	3.98	269,850	3.78
Non-U.S. securities	24,607	2.83	4,570	1.78	5,428	4.11	4,984	3.47	39,589	2.97
Other taxable securities	593	5.44	1,808	4.92	363	3.78	329	4.40	3,093	4.83
Tax-exempt securities	648	2.99	2,894	3.54	868	3.17	3,735	3.69	8,145	3.53
Total amortized cost of debt securities carried at fair value	$79,656	3.91	$223,447	3.66	$38,632	3.82	$65,561	4.66	$407,296	3.89
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$53	2.89%	$403,801	2.11%	$403,854	2.11%
U.S. Treasury and government agencies	—	—	61,817	1.39	59,415	1.39	—	—	121,232	1.39
Other taxable securities	688	1.85	384	3.04	238	2.53	5,053	2.53	6,363	2.49
Total amortized cost of HTM debt securities	$688	1.85	$62,201	1.40	$59,706	1.39	$408,854	2.12	$531,449	1.95

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$4		$6		$31,930		$31,940
Agency-collateralized mortgage obligations	—		—		1		20,281		20,282
Commercial	126		13,002		16,870		2,036		32,034
Non-agency residential	—		—		—		528		528
Total mortgage-backed securities	126		13,006		16,877		54,775		84,784
U.S. Treasury and government agencies	53,793		200,497		14,755		32		269,077
Non-U.S. securities	24,717		4,576		5,431		4,985		39,709
Other taxable securities	593		1,809		354		321		3,077
Tax-exempt securities	648		2,883		870		3,588		7,989
Total debt securities carried at fair value	$79,877		$222,771		$38,287		$63,701		$404,636
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$50		$332,767		$332,817
U.S. Treasury and government agencies	—		55,658		52,481		—		108,139
Other taxable securities	681		375		194		4,338		5,588
Total fair value of HTM debt securities	$681		$56,033		$52,725		$337,105		$446,544
(1)The weighted-average yield is computed based on a constant effective yield over the contractual life of each security. The yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related open hedging derivatives.

63 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2025 and December 31, 2024.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	September 30, 2025
Consumer real estate
Residential mortgage	$1,273	$302	$716	$2,291	$233,138		$235,429
Home equity	86	32	114	232	26,250		26,482
Credit card and other consumer
Credit card	683	521	1,260	2,464	99,645		102,109
Direct/Indirect consumer (2)	328	104	104	536	110,876		111,412
Other consumer	—	—	—	—	169		169
Total consumer	2,370	959	2,194	5,523	470,078		475,601
Consumer loans accounted for under the fair value option (3)						$165	165
Total consumer loans and leases	2,370	959	2,194	5,523	470,078	165	475,766
Commercial
U.S. commercial	598	312	694	1,604	427,598		429,202
Non-U.S. commercial	42	10	83	135	148,572		148,707
Commercial real estate (4)	152	125	697	974	66,012		66,986
Commercial lease financing	37	36	58	131	16,151		16,282
U.S. small business commercial	191	92	202	485	21,943		22,428
Total commercial	1,020	575	1,734	3,329	680,276		683,605
Commercial loans accounted for under the fair value option (3)						6,529	6,529
Total commercial loans and leases	1,020	575	1,734	3,329	680,276	6,529	690,134
Total loans and leases (5)	$3,390	$1,534	$3,928	$8,852	$1,150,354	$6,694	$1,165,900
Percentage of outstandings	0.29%	0.13%	0.34%	0.76%	98.67%	0.57%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $178 million and nonperforming loans of $173 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $60 million and nonperforming loans of $102 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $201 million and nonperforming loans of $630 million. Consumer real estate loans current or less than 30 days past due includes $1.5 billion, and direct/indirect consumer includes $49 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $55.1 billion, U.S. securities-based lending loans of $52.5 billion and non-U.S. consumer loans of $3.0 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $59 million and home equity loans of $106 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.2 billion and non-U.S. commercial loans of $4.3 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $61.1 billion and non-U.S. commercial real estate loans of $5.9 billion.
(5)Total outstandings includes loans and leases pledged as collateral of $40.8 billion. The Corporation also pledged $309.7 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $7.4 billion and $8.0 billion at September 30, 2025 and December 31, 2024, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Nonperforming loans were $5.3 billion and $6.0 billion at September 30, 2025 and December 31, 2024. Commercial nonperforming loans were $2.8 billion and $3.3 billion at September 30, 2025 and December 31, 2024, primarily comprised of commercial real estate and U.S. commercial.
Consumer nonperforming loans were $2.5 billion and $2.6 billion at September 30, 2025 and December 31, 2024, primarily comprised of residential mortgage.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at September 30, 2025 and December 31, 2024. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases, as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

65 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Residential mortgage (1)	$1,972	$2,052	$201	$229
With no related allowance (2)	1,786	1,883	—	—
Home equity (1)	386	409	—	—
With no related allowance (2)	317	334	—	—
Credit Card	n/a	n/a	1,260	1,401
Direct/indirect consumer	173	186	9	1
Total consumer	2,531	2,647	1,470	1,631
U.S. commercial	1,131	1,204	319	90
Non-U.S. commercial	107	8	17	4
Commercial real estate	1,470	2,068	62	6
Commercial lease financing	59	20	33	3
U.S. small business commercial	49	28	197	197
Total commercial	2,816	3,328	628	300
Total nonperforming loans	$5,347	$5,975	$2,098	$1,931
Percentage of outstanding loans and leases	0.46%	0.55%	0.18%	0.18%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2025 and December 31, 2024 residential mortgage included $108 million and $119 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $93 million and $110 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at September 30, 2025.

Bank of America 66

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of September 30, 2025	2025	2024	2023	2022	2021	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$223,071	$15,965	$15,885	$13,273	$37,657	$70,994	$69,297
Greater than 90 percent but less than or equal to 100 percent	2,090	538	684	362	349	92	65
Greater than 100 percent	978	333	318	110	128	51	38
Fully-insured loans	9,290	148	201	173	282	2,953	5,533
Total Residential Mortgage	$235,429	$16,984	$17,088	$13,918	$38,416	$74,090	$74,933

Residential Mortgage
Refreshed FICO score
Less than 620	$2,914	$139	$225	$184	$510	$693	$1,163
Greater than or equal to 620 and less than 660	2,320	150	167	136	395	580	892
Greater than or equal to 660 and less than 740	24,849	1,748	2,014	1,629	4,317	6,612	8,529
Greater than or equal to 740	196,056	14,799	14,481	11,796	32,912	63,252	58,816
Fully-insured loans	9,290	148	201	173	282	2,953	5,533
Total Residential Mortgage	$235,429	$16,984	$17,088	$13,918	$38,416	$74,090	$74,933
Gross charge-offs for the nine months ended September 30, 2025	$18	$—	$1	$6	$5	$1	$5

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	September 30, 2025
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$26,360	$713	$22,519	$3,128
Greater than 90 percent but less than or equal to 100 percent	62	5	52	5
Greater than 100 percent	60	4	47	9
Total Home Equity	$26,482	$722	$22,618	$3,142

Home Equity
Refreshed FICO score
Less than 620	$682	$67	$377	$238
Greater than or equal to 620 and less than 660	588	44	370	174
Greater than or equal to 660 and less than 740	4,983	181	3,966	836
Greater than or equal to 740	20,229	430	17,905	1,894
Total Home Equity	$26,482	$722	$22,618	$3,142
Gross charge-offs for the nine months ended September 30, 2025	$11	$—	$7	$4
(1)Includes reverse mortgages of $471 million and home equity loans of $251 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of September 30, 2025	Revolving Loans	2025	2024	2023	2022	2021	Prior	Total Credit Card as of September 30, 2025	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,563	$9	$170	$387	$432	$346	$168	$51	$6,059	$5,684	$375
Greater than or equal to 620 and less than 660	1,252	4	258	353	294	207	98	38	5,739	5,502	237
Greater than or equal to 660 and less than 740	8,955	43	2,817	2,471	1,714	1,143	538	229	40,003	39,527	476
Greater than or equal to 740	43,436	58	14,326	12,880	7,788	4,837	2,288	1,259	50,308	50,232	76
Other internal credit metrics (2,3)	56,206	55,500	215	70	42	134	45	200	—	—	—
Total credit card and other consumer	$111,412	$55,614	$17,786	$16,161	$10,270	$6,667	$3,137	$1,777	$102,109	$100,945	$1,164
Gross charge-offs for the nine months ended September 30, 2025	$274	$4	$17	$86	$71	$50	$21	$25	$3,409	$3,291	$118
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $55.5 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at September 30, 2025.

67 Bank of America

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$416,389	$47,391	$42,621	$25,121	$28,677	$16,485	$36,959	$219,135
Reservable criticized	12,813	113	724	933	933	634	1,860	7,616
Total U.S. Commercial	$429,202	$47,504	$43,345	$26,054	$29,610	$17,119	$38,819	$226,751
Gross charge-offs for the nine months ended September 30, 2025	$425	$3	$9	$20	$84	$8	$33	$268

Non-U.S. Commercial
Risk ratings
Pass rated	$146,106	$18,232	$22,574	$10,845	$9,683	$10,820	$6,499	$67,453
Reservable criticized	2,601	106	134	458	337	24	120	1,422
Total Non-U.S. Commercial	$148,707	$18,338	$22,708	$11,303	$10,020	$10,844	$6,619	$68,875
Gross charge-offs for the nine months ended September 30, 2025	$8	$—	$—	$7	$—	$—	$—	$1

Commercial Real Estate
Risk ratings
Pass rated	$58,203	$7,363	$5,544	$4,674	$9,039	$7,002	$14,300	$10,281
Reservable criticized	8,783	5	253	368	2,730	1,994	2,871	562
Total Commercial Real Estate	$66,986	$7,368	$5,797	$5,042	$11,769	$8,996	$17,171	$10,843
Gross charge-offs for the nine months ended September 30, 2025	$471	$—	$—	$—	$49	$70	$350	$2

Commercial Lease Financing
Risk ratings
Pass rated	$15,874	$2,779	$3,270	$2,980	$1,977	$1,853	$3,015	$—
Reservable criticized	408	6	48	144	82	56	72	—
Total Commercial Lease Financing	$16,282	$2,785	$3,318	$3,124	$2,059	$1,909	$3,087	$—
Gross charge-offs for the nine months ended September 30, 2025	$4	$—	$1	$3	$—	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$10,738	$1,819	$1,937	$1,720	$1,515	$1,183	$1,801	$763
Reservable criticized	517	5	75	151	97	75	106	8
Total U.S. Small Business Commercial	$11,255	$1,824	$2,012	$1,871	$1,612	$1,258	$1,907	$771
Gross charge-offs for the nine months ended September 30, 2025	$25	$—	$1	$2	$3	$2	$3	$14

Total	$672,432	$77,819	$77,180	$47,394	$55,070	$40,126	$67,603	$307,240
Gross charge-offs for the nine months ended September 30, 2025	$933	$3	$11	$32	$136	$80	$386	$285
(1)Excludes $6.5 billion of loans accounted for under the fair value option at September 30, 2025.
(2)Excludes U.S. Small Business Card loans of $11.2 billion. Refreshed FICO scores for this portfolio are $756 million for less than 620; $636 million for greater than or equal to 620 and less than 660; $3.6 billion for greater than or equal to 660 and less than 740; and $6.1 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $418 million.

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

Bank of America 70

During the nine months ended September 30, 2025, commercial reservable criticized utilized exposure decreased to $26.3 billion at September 30, 2025 from $26.5 billion (to 3.67 percent from 4.01 percent of total commercial reservable utilized exposure) at December 31, 2024, primarily driven by commercial real estate.
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
Trial Offer and Permanent Modifications: Trial offer for modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. Some borrowers may enter into permanent modifications without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner, but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but mostly are in the range of 1 to 20 years. Principal forgiveness and payment deferrals were insignificant during the three and nine months ended September 30, 2025 and 2024.
The table below provides the ending amortized cost of the Corporation’s consumer real estate loans modified during the three and nine months ended September 30, 2025 and 2024.

Consumer Real Estate - Modifications to Borrowers in Financial Difficulty

	Forbearance and Other Payment Plans	Permanent Modification	Total	As a % of Financing Receivables	Forbearance and Other Payment Plans	Permanent Modification	Total	As a % of Financing Receivables
(Dollars in millions)	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Residential Loans	$4	$36	$40	0.02%	$20	$129	$149	0.06%
Home Equity	—	3	3	0.01	—	15	15	0.06
Total	$4	$39	$43	0.02	$20	$144	$164	0.06

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Residential Loans	$4	$48	$52	0.02%	$41	$161	$202	0.09%
Home Equity	—	8	8	0.03	—	26	26	0.10
Total	$4	$56	$60	0.02	$41	$187	$228	0.09
The table below presents the financial effect of modified consumer real estate loans.

Financial Effect of Modified Consumer Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Forbearance and Other Payment Plans
Weighted-average duration
Residential Mortgage	6 months	4 months	6 months	7 months
Home Equity	n/m	n/m	n/m	n/m
Permanent Modifications
Weighted-average Term Extension
Residential Mortgage	10.9 years	11.0 years	9.8 years	9.8 years
Home Equity	18.6 years	17.7 years	17.5 years	17.5 years
Weighted-average Interest Rate Reduction
Residential Mortgage	1.11%	1.23%	1.20%	1.29%
Home Equity	2.05%	2.77%	2.19%	2.66%
n/m = not meaningful
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, there were no commitments to lend additional funds at September 30, 2025 and 2024.

71 Bank of America

The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During the three and nine months ended September 30, 2025 and 2024, defaults of residential and home equity loans that had been modified within 12 months were insignificant. The table below provides aging information as of September 30, 2025 and 2024 for consumer real estate loans that were modified over the last 12 months.

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	September 30, 2025
Residential mortgage	$94	$42	$43	$179
Home equity	19	2	—	21
Total	$113	$44	$43	$200

	September 30, 2024
Residential mortgage	$153	$52	$47	$252
Home equity	29	2	1	32
Total	$182	$54	$48	$284
Consumer real estate foreclosed properties totaled $58 million and $60 million at September 30, 2025 and December 31, 2024. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at September 30, 2025 and December 31, 2024, was $400 million and $464 million. During the nine months ended September 30, 2025 and 2024, the Corporation reclassified $42 million and $73 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months, most of which had a 60-month term at September 30, 2025. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The September 30, 2025 amortized cost of credit card and other consumer loans that were modified through these programs during the three and nine months ended September 30, 2025 was $235 million and $560 million compared to $202 million and $534 million for the same periods in 2024. These modifications represented 0.11 percent and 0.27 percent of outstanding credit card and other consumer loans for the three and nine months ended September 30, 2025 compared to 0.10 percent and 0.26 percent for the same periods in 2024. During the three and nine months ended September 30, 2025, the financial effect of modifications resulted in a weighted-average interest rate reduction of 18.26 percent and 17.99 percent compared to 19.13 percent and 19.29 percent for the same periods in 2024 and principal forgiveness of $25 million and $76 million compared to $30 million and $88 million for the same periods in 2024.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of September 30, 2025 and 2024, defaults of credit card and other consumer loans that had been modified within 12 months were insignificant. At September 30, 2025, modified credit card and other consumer loans to borrowers experiencing financial difficulty over the last 12 months totaled $675 million, of which $573 million were current, $58 million were 30-89 days past due, and $44 million were greater than 90 days past due. At September 30, 2024, modified credit card and other consumer loans to borrowers experiencing financial difficulty totaled $665 million, of which $562 million were current, $58 million were 30-89 days past due, and $45 million were greater than 90 days past due.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Corporation forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The following table provides the ending amortized cost of commercial loans modified during the three and nine months ended September 30, 2025 and 2024.

Bank of America 72

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables
(Dollars in millions)	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
U.S. commercial	$759	$13	$—	$772	0.18%	$1,230	$54	$—	$1,284	0.30%
Non-U.S. commercial	1	—	—	1	—	4	9	—	13	0.01
Commercial real estate	539	154	—	693	1.03	1,579	371	—	1,950	2.91
Total	$1,299	$167	$—	$1,466	0.23	$2,813	$434	$—	$3,247	0.50

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
U.S. commercial	$379	$47	$—	$426	0.11%	$1,114	$52	$—	$1,166	0.31%
Non-U.S. commercial	—	—	—	—	—	13	—	—	13	0.01
Commercial real estate	874	234	—	1,108	1.62	1,238	487	36	1,761	2.57
Total	$1,253	$281	$—	$1,534	0.27	$2,365	$539	$36	$2,940	0.51
Term extensions granted increased the weighted-average life of the impacted loans by 1.0 year and 1.4 years for the three and nine months ended September 30, 2025 compared to 2.1 years and 1.8 years for the same periods in 2024. The weighted-average duration of loan payments deferred under the Corporation’s commercial loan forbearance program was 17 months and 13 months for the three and nine months ended September 30, 2025 compared to 10 months and 11 months for the same periods in 2024. The deferral period for loan payments can vary, but are mostly in the range of 8 months to 24 months. Modifications of loans to troubled borrowers for
Commercial Lease Financing and U.S. Small Business Commercial were not significant during the three and nine months ended September 30, 2025 and 2024.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. The table below provides aging information as of September 30, 2025 and 2024 for commercial loans that were modified over the last 12 months.
As of September 30, 2025 and 2024, defaults of commercial loans that had been modified within 12 months were insignificant.

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	September 30, 2025
U.S. Commercial	$1,431	$82	$22	$1,535
Non-U.S. Commercial	44	—	—	44
Commercial Real Estate	2,552	104	151	2,807
Total	$4,027	$186	$173	$4,386

	September 30, 2024
U.S. Commercial	$1,193	$58	$31	$1,282
Non-U.S. Commercial	36	—	—	36
Commercial Real Estate	1,667	3	303	1,973
Total	$2,896	$61	$334	$3,291
For the nine months ended September 30, 2025 and 2024, the Corporation had commitments to lend $658 million and $1.2 billion to commercial borrowers experiencing financial difficulty whose loans were modified during the period.
Loans Held-for-sale
The Corporation had LHFS of $6.8 billion and $9.5 billion at September 30, 2025 and December 31, 2024. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $27.0 billion and $21.7 billion for the nine months ended September 30, 2025 and 2024. Cash used for originations and purchases of LHFS totaled $23.4 billion and $26.3 billion for the nine months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, non-cash net transfers into LHFS were insignificant.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale was $4.3 billion at both September 30, 2025 and December 31, 2024 and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three and nine months ended September 30, 2025, the Corporation reversed $209 million and $658 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan compared to $213 million and $633 million for the same periods in 2024.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three and nine months ended September 30, 2025 and 2024, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

73 Bank of America

Allowance for Credit Losses
The allowance for credit losses is estimated using quantitative and qualitative methods that consider a variety of factors, such as historical loss experience, the current credit quality of the portfolio and an economic outlook over the life of the loan. Qualitative reserves cover losses that are expected but, in the Corporation's assessment, may not adequately be reflected in the quantitative methods or the economic assumptions. The economic outlook is a significant factor and incorporates forward-looking information through the use of several macroeconomic scenarios in determining the weighted economic outlook over the forecasted life of the assets. These scenarios include key macroeconomic variables such as gross domestic product, unemployment rate, real estate prices and corporate bond spreads. The scenarios that are chosen each quarter and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, internal and third-party economist views, and industry trends. For more information on the Corporation's credit loss accounting policies including the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
The September 30, 2025 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting continued inflation, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The Corporation’s overall weighted economic outlook as of September 30, 2025 deteriorated modestly as compared to the weighted economic outlook estimated as of December 31, 2024 and was relatively consistent compared to June 30, 2025. The weighted economic outlook for the Corporation’s quantitative reserves assumes that the U.S. average unemployment rate will be just under five percent in the fourth quarter of 2025 and increases to approximately five percent in the fourth quarter of 2026. It also assumes U.S. real gross domestic product will grow at 0.7 percent and 1.4 percent year-over-year in the fourth quarters of 2025 and 2026.
The allowance for credit losses decreased $73 million and increased $25 million during the three and nine months ended September 30, 2025. There were no significant changes to the qualitative reserves at September 30, 2025 compared to June 30, 2025 or December 31, 2024.
The provision for credit losses for the three months ended September 30, 2025 was $1.3 billion compared to $1.5 billion for the same period in 2024. The provision for credit losses for the nine months ended September 30, 2025 was $4.4 billion, relatively unchanged from the same period in 2024. The decrease in the provision for credit losses for the three months ended September 30, 2025 was primarily due to improved asset quality in credit card. The provision for credit losses for the nine months ended September 30, 2025 was impacted by improved asset quality in credit card and commercial real estate, partially offset by the dampened macroeconomic outlook and loan growth in commercial.
Net charge-offs for the three and nine months ended September 30, 2025 were $1.4 billion and $4.3 billion compared to $1.5 billion and $4.6 billion for the same periods in 2024. The decrease of $167 million for the three months ended September 30, 2025 as compared to the prior-year period was driven by asset quality improvement in credit card and commercial. The decrease of $221 million for the nine months ended September 30, 2025 as compared to the prior-year period was driven by asset quality improvement in commercial real estate office.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

Bank of America 74

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended September 30, 2025
Allowance for loan and lease losses, July 1	$346	$8,232	$4,713	$13,291
Loans and leases charged off	(9)	(1,230)	(462)	(1,701)
Recoveries of loans and leases previously charged off	21	240	73	334
Net charge-offs	12	(990)	(389)	(1,367)
Provision for loan and lease losses	50	803	475	1,328
Other	—	(1)	1	—
Allowance for loan and lease losses, September 30	408	8,044	4,800	13,252
Reserve for unfunded lending commitments, July 1	58	—	1,085	1,143
Provision for unfunded lending commitments	6	—	(39)	(33)
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, September 30	64	—	1,045	1,109
Allowance for credit losses, September 30	$472	$8,044	$5,845	$14,361

	Three Months Ended September 30, 2024
Allowance for loan and lease losses, July 1	$347	$8,167	$4,724	$13,238
Loans and leases charged off	(15)	(1,256)	(529)	(1,800)
Recoveries of loans and leases previously charged off	22	205	39	266
Net charge-offs	7	(1,051)	(490)	(1,534)
Provision for loan and lease losses	(45)	1,167	425	1,547
Other	—	1	(1)	—
Allowance for loan and lease losses, September 30	309	8,284	4,658	13,251
Reserve for unfunded lending commitments, July 1	55	—	1,049	1,104
Provision for unfunded lending commitments	3	—	(8)	(5)
Other	—	—	1	1
Reserve for unfunded lending commitments, September 30	58	—	1,042	1,100
Allowance for credit losses, September 30	$367	$8,284	$5,700	$14,351

(Dollars in millions)	Nine Months Ended September 30, 2025
Allowance for loan and lease losses, January 1	$293	$8,277	$4,670	$13,240
Loans and leases charged off	(29)	(3,878)	(1,351)	(5,258)
Recoveries of loans and leases previously charged off	61	690	163	914
Net charge-offs	32	(3,188)	(1,188)	(4,344)
Provision for loan and lease losses	79	2,957	1,318	4,354
Other	4	(2)	—	2
Allowance for loan and lease losses, September 30	408	8,044	4,800	13,252
Reserve for unfunded lending commitments, January 1	57	—	1,039	1,096
Provision for unfunded lending commitments	7	—	6	13
Other	—	—	—	—
Reserve for unfunded lending commitments, September 30	64	—	1,045	1,109
Allowance for credit losses, September 30	$472	$8,044	$5,845	$14,361

	Nine Months Ended September 30, 2024
Allowance for loan and lease losses, January 1	$386	$8,134	$4,822	$13,342
Loans and leases charged off	(34)	(3,748)	(1,535)	(5,317)
Recoveries of loans and leases previously charged off	65	586	101	752
Net charge-offs	31	(3,162)	(1,434)	(4,565)
Provision for loan and lease losses	(109)	3,311	1,277	4,479
Other	1	1	(7)	(5)
Allowance for loan and lease losses, September 30	309	8,284	4,658	13,251
Reserve for unfunded lending commitments, January 1	82	—	1,127	1,209
Provision for unfunded lending commitments	(24)	—	(86)	(110)
Other	—	—	1	1
Reserve for unfunded lending commitments, September 30	58	—	1,042	1,100
Allowance for credit losses, September 30	$367	$8,284	$5,700	$14,351

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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at September 30, 2025

75 Bank of America

and December 31, 2024 in situations where the Corporation has a loan or security interest and involvement with transferred assets or if the Corporation otherwise has an additional interest in the VIE. The tables also present the Corporation’s maximum loss exposure at September 30, 2025 and December 31, 2024 resulting from its involvement with consolidated VIEs and unconsolidated VIEs. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and nine months ended September 30, 2025 or the year ended December 31, 2024 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $1.1 billion and $1.0 billion at September 30, 2025 and December 31, 2024.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2025 and 2024.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Proceeds from loan sales (1)	$2,115	$928	$4,649	$3,101	$1,877	$1,644	$8,436	$8,676
Gains (losses) on securitizations (2)	(1)	(1)	(4)	(3)	19	18	72	106
Repurchases from securitization trusts (3)	13	8	42	24	—	—	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $12 million and $26 million, net of hedges, during the three and nine months ended September 30, 2025 compared to $10 million and $23 million for the same periods in 2024, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $80.2 billion and $85.7 billion at September 30, 2025 and 2024. Servicing fee and ancillary fee income on serviced loans was $54 million and $164 million during the three and nine months ended September 30, 2025 compared to $54 million and $174 million for the same periods in 2024. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $886 million and $1.0 billion at September 30, 2025 and December 31, 2024. For more information on MSRs, see Note 14 – Fair Value Measurements.
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
Mortgage and Home Equity Securitizations
During the three and nine months ended September 30, 2025, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $85 million and $580 million compared to $115 million and $940 million for the same periods in 2024.
The following table summarizes select information related to mortgage and home equity securitization trusts in which the Corporation held a variable interest and had continuing involvement at September 30, 2025 and December 31, 2024.

Bank of America 76

Mortgage and Home Equity Securitizations

	Residential Mortgage
			Non-agency
	Agency		Prime and Alt-A		Subprime		Home Equity (1)		Commercial Mortgage
(Dollars in millions)	Sep 30 2025	Dec 31 2024	Sep 30 2025	Dec 31 2024	Sep 30 2025	Dec 31 2024	Sep 30 2025	Dec 31 2024	Sep 30 2025	Dec 31 2024
Unconsolidated VIEs
Maximum loss exposure (2)	$6,983	$7,353	$9	$84	$503	$301	$—	$—	$1,757	$1,640
On-balance sheet assets
Senior securities:
Trading account assets	$181	$126	$7	$10	$7	$12	$—	$—	$470	$328
Debt securities carried at fair value	2,098	2,222	—	—	415	416	—	—	—	—
Held-to-maturity securities	4,704	5,005	—	—	—	—	—	—	1,085	1,172
All other assets	—	—	2	3	14	23	—	—	39	41
Total retained positions	$6,983	$7,353	$9	$13	$436	$451	$—	$—	$1,594	$1,541
Principal balance outstanding (3)	$66,385	$69,018	$11,544	$12,590	$4,070	$4,180	$161	$187	$88,411	$90,222

Consolidated VIEs
Maximum loss exposure (2)	$601	$1,132	$—	$—	$28	$—	$9	$10	$—	$—
On-balance sheet assets
Trading account assets	$601	$1,132	$—	$—	$252	$—	$—	$—	$—	$—
Loans and leases	—	—	—	—	—	—	17	22	—	—
Allowance for loan and lease losses	—	—	—	—	—	—	5	6	—	—
All other assets	—	—	—	—	—	—	1	1	—	—
Total assets	$601	$1,132	$—	$—	$252	$—	$23	$29	$—	$—
Total liabilities	$—	$—	$—	$—	$224	$—	$14	$19	$—	$—
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
Other Asset-backed Securitizations
The following paragraphs summarize select information related to other asset-backed VIEs in which the Corporation had a variable interest at September 30, 2025 and December 31, 2024.
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
At September 30, 2025 and December 31, 2024, the carrying values of the receivables in the trusts totaled $17.1 billion and $18.1 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $7.9 billion and $8.0 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $6.6 billion and $25.1 billion of securities during the three and nine months ended
September 30, 2025 compared to $4.6 billion and $11.1 billion for the same periods in 2024. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three and nine months ended September 30, 2025, resecuritization proceeds included securities with an initial fair value of $1.4 billion and $4.2 billion, compared to $1.3 billion and $2.2 billion for the same periods in 2024, of which substantially all of the securities were classified as trading account assets for both periods. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $1.4 billion and $1.1 billion at September 30, 2025 and December 31, 2024, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.

77 Bank of America

The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.8 billion and $1.8 billion at September 30, 2025 and December 31, 2024. The weighted-average remaining life of bonds held in the trusts at September 30, 2025 was 9.9 years. There were no significant write-downs or downgrades of assets or issuers during the nine months ended September 30, 2025 and 2024.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $63 million and $65 million at September 30, 2025 and December 31, 2024.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At
September 30, 2025 and December 31, 2024, the Corporation’s consolidated investment VIEs had total assets of $24 million and $6 million. The Corporation also held investments in unconsolidated VIEs with total assets of $27.8 billion and $23.0 billion at September 30, 2025 and December 31, 2024. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $4.1 billion and $2.5 billion at September 30, 2025 and December 31, 2024 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $915 million and $1.0 billion at September 30, 2025 and December 31, 2024. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
The table below summarizes the maximum loss exposure and assets held by the Corporation that related to other asset-backed VIEs at September 30, 2025 and December 31, 2024.

Other Asset-backed VIEs

	Credit Card and Automobile (1)		Resecuritization Trusts and Customer VIEs		Municipal Bond Trusts and CDOs		Investment VIEs and Leveraged Lease Trusts
(Dollars in millions)	Sep 30 2025	Dec 31 2024	Sep 30 2025	Dec 31 2024	Sep 30 2025	Dec 31 2024	Sep 30 2025	Dec 31 2024
Unconsolidated VIEs
Maximum loss exposure	$—	$—	$5,976	$5,300	$2,817	$1,839	$4,049	$2,454
On-balance sheet assets
Securities (2):
Trading account assets	$—	$—	$2,153	$1,641	$14	$16	$162	$354
Debt securities carried at fair value	—	—	763	809	—	—	—	—
Held-to-maturity securities	—	—	1,804	1,983	—	—	—	—
Loans and leases	—	—	—	—	—	—	1,397	70
Allowance for loan and lease losses	—	—	—	—	—	—	(2)	(2)
All other assets	—	—	1,256	868	5	6	1,983	1,522
Total retained positions	$—	$—	$5,976	$5,301	$19	$22	$3,540	$1,944
Total assets of VIEs	$—	$—	$31,978	$24,216	$7,678	$6,474	$27,822	$22,965

Consolidated VIEs
Maximum loss exposure	$8,443	$9,385	$177	$583	$5,163	$3,519	$932	$1,012
On-balance sheet assets
Trading account assets	$—	$—	$395	$1,002	$4,793	$3,436	$22	$5
Debt securities carried at fair value	—	—	—	—	370	83	—	—
Loans and leases	17,074	18,110	—	—	—	—	916	1,012
Allowance for loan and lease losses	(893)	(924)	—	—	—	—	(1)	(1)
All other assets	201	195	40	39	—	—	2	1
Total assets	$16,382	$17,381	$435	$1,041	$5,163	$3,519	$939	$1,017
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$4,980	$3,329	$—	$—
Long-term debt	7,917	7,975	258	458	—	—	7	5
All other liabilities	22	21	—	—	—	—	—	—
Total liabilities	$7,939	$7,996	$258	$458	$4,980	$3,329	$7	$5
(1)At September 30, 2025 and December 31, 2024 loans and leases in the consolidated credit card trust included $3.6 billion and $4.5 billion of seller’s interest.
(2)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

Bank of America 78

Tax Credit VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax credit VIEs were $87.3 billion and $85.7 billion as of September 30, 2025 and December 31, 2024. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments. Tax credits from investments in affordable housing are recognized ratably over a term of up to 10 years, and tax credits from renewable energy investments are recognized either at inception for transactions electing Investment Tax Credits (ITCs) or as energy is produced for transactions electing Production Tax Credits (PTCs), which is generally up to a 10-year time period. The volume and types of investments held by the Corporation will influence the amount of tax credits recognized each period.
The Corporation’s equity investments in affordable housing and other projects totaled $16.5 billion and $16.7 billion at September 30, 2025 and December 31, 2024, which included unfunded capital contributions of $7.0 billion and $7.5 billion that are probable to be paid over the next five years. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant. During the three and nine months ended September 30, 2025, the Corporation recognized tax credits and other tax benefits related to affordable housing equity investments of $590 million and $1.7 billion compared to $564 million and $1.7 billion for the same periods in 2024, and reported pretax losses in other income of $458 million and $1.3 billion compared to $418 million and $1.2 billion for the same periods in 2024. The Corporation’s equity investments in renewable energy totaled $11.6 billion and $13.0 billion at September 30, 2025 and December 31, 2024. In addition, the Corporation had unfunded capital contributions for renewable energy investments of $4.2 billion and $4.6 billion at September 30, 2025 and December 31, 2024, which are contingent on various conditions precedent to funding over the next two years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. During the three and nine months ended September 30, 2025, the Corporation recognized tax credits and other tax benefits related to renewable energy equity investments of $922 million and $2.5 billion compared to $873 million and $2.8 billion for the same periods in 2024 and reported pretax losses in other income of $552 million and $1.8 billion compared to $697 million and $2.0 billion for the same periods in 2024. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities.
The table below summarizes select information related to unconsolidated tax credit VIEs in which the Corporation held a variable interest at September 30, 2025 and December 31, 2024.

Unconsolidated Tax Credit VIEs

(Dollars in millions)	September 30 2025	December 31 2024
Maximum loss exposure	$28,094	$29,727
On-balance sheet assets
All other assets	28,094	29,727
Total	$28,094	$29,727
On-balance sheet liabilities
All other liabilities	7,015	7,599
Total	$7,015	$7,599
Total assets of VIEs	$87,315	$85,654

79 Bank of America

NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at September 30, 2025 and December 31, 2024. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

(Dollars in millions)	September 30 2025	December 31 2024
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total goodwill	$69,021	$69,021
Intangible Assets
At September 30, 2025 and December 31, 2024, the net carrying value of intangible assets was $1.9 billion and $2.0 billion. At September 30, 2025 and December 31, 2024, intangible assets included $1.5 billion and $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $20 million for both the three months ended September 30, 2025 and 2024 and $59 million for both the nine months ended September 30, 2025 and 2024.
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

The table below presents the net investment in sales-type and direct financing leases at September 30, 2025 and December 31, 2024.

Net Investment (1)

(Dollars in millions)	September 30 2025	December 31 2024
Lease receivables	$19,550	$18,559
Unguaranteed residuals	2,948	2,543
Total net investment in sales-type and direct financing leases	$22,498	$21,102
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $8.7 billion and $8.0 billion at September 30, 2025 and December 31, 2024.
The table below presents lease income for the three and nine months ended September 30, 2025 and 2024.

Lease Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024
Sales-type and direct financing leases	$312	$277	$925	$789
Operating leases	241	228	710	682
Total lease income	$553	$505	$1,635	$1,471
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at September 30, 2025 and December 31, 2024.

Lessee Arrangements

(Dollars in millions)	September 30 2025	December 31 2024
Right-of-use assets	$8,286	$8,527
Lease liabilities	8,955	9,135

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
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance
Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at September 30, 2025 and December 31, 2024. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	September 30, 2025
Securities borrowed or purchased under agreements to resell (3)	$908,018	$(582,218)	$325,800	$(301,588)	$24,212
Securities loaned or sold under agreements to repurchase	$924,806	$(582,218)	$342,588	$(326,901)	$15,687
Other (4)	6,598	—	6,598	(6,598)	—
Total	$931,404	$(582,218)	$349,186	$(333,499)	$15,687

	December 31, 2024
Securities borrowed or purchased under agreements to resell (3)	$758,071	$(483,362)	$274,709	$(250,040)	$24,669
Securities loaned or sold under agreements to repurchase	$815,120	$(483,362)	$331,758	$(317,974)	$13,784
Other (4)	10,531	—	10,531	(10,531)	—
Total	$825,651	$(483,362)	$342,289	$(328,505)	$13,784
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
(3)Excludes repurchase activity of $20.3 billion and $12.3 billion reported in loans and leases on the Consolidated Balance Sheet for September 30, 2025 and December 31, 2024.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	September 30, 2025
Securities sold under agreements to repurchase	$339,019	$277,344	$85,350	$92,486	$794,199
Securities loaned	119,210	567	487	10,343	130,607
Other	6,598	—	—	—	6,598
Total	$464,827	$277,911	$85,837	$102,829	$931,404

	December 31, 2024
Securities sold under agreements to repurchase	$305,577	$252,526	$87,978	$70,148	$716,229
Securities loaned	88,256	364	842	9,429	98,891
Other	10,531	—	—	—	10,531
Total	$404,364	$252,890	$88,820	$79,577	$825,651
(1)No agreements have maturities greater than four years.

81 Bank of America

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	September 30, 2025
U.S. government and agency securities	$413,111	$162	$58	$413,331
Corporate securities, trading loans and other	30,980	1,247	2	32,229
Equity securities	28,383	129,108	6,538	164,029
Non-U.S. sovereign debt	312,467	90	—	312,557
Mortgage trading loans and ABS	9,258	—	—	9,258
Total	$794,199	$130,607	$6,598	$931,404

	December 31, 2024
U.S. government and agency securities	$416,241	$130	$10	$416,381
Corporate securities, trading loans and other	29,483	1,517	3	31,003
Equity securities	30,106	97,240	10,518	137,864
Non-U.S. sovereign debt	232,521	4	—	232,525
Mortgage trading loans and ABS	7,878	—	—	7,878
Total	$716,229	$98,891	$10,531	$825,651
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At September 30, 2025 and December 31, 2024, the fair value of this collateral was $1.1 trillion and $925.7 billion, of which $1.1 trillion and $882.2 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell. For more information on collateral, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
Restricted Cash
At September 30, 2025 and December 31, 2024, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $6.9 billion and $6.1 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.4 billion at September 30, 2025 and December 31, 2024. The carrying value of the Corporation’s credit extension commitments at both September 30, 2025 and December 31, 2024, excluding commitments accounted for under the fair value option, was $1.1 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $2.3 billion and $2.2 billion at September 30, 2025 and December 31, 2024 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $67 million and $144 million at September 30, 2025 and December 31, 2024, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Bank of America 82

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	September 30, 2025
Notional amount of credit extension commitments
Loan commitments (1)	$136,244	$204,310	$232,174	$21,626	$594,354
Home equity lines of credit	4,205	10,036	8,230	21,035	43,506
Standby letters of credit and financial guarantees (2)	23,049	9,674	2,881	384	35,988
Letters of credit	654	22	14	38	728
Other commitments (3)	6	69	55	1,026	1,156
Legally binding commitments	164,158	224,111	243,354	44,109	675,732
Credit card lines (4)	473,646	—	—	—	473,646
Total credit extension commitments	$637,804	$224,111	$243,354	$44,109	$1,149,378

	December 31, 2024
Notional amount of credit extension commitments
Loan commitments (1)	$123,520	$227,539	$191,469	$19,011	$561,539
Home equity lines of credit	3,518	10,570	8,920	21,272	44,280
Standby letters of credit and financial guarantees (2)	25,080	8,006	2,589	370	36,045
Letters of credit	781	142	8	19	950
Other commitments (3)	5	52	88	1,028	1,173
Legally binding commitments	152,904	246,309	203,074	41,700	643,987
Credit card lines (4)	456,185	—	—	—	456,185
Total credit extension commitments	$609,089	$246,309	$203,074	$41,700	$1,100,172
(1)     At September 30, 2025 and December 31, 2024, $3.3 billion and $4.4 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.2 billion and $9.8 billion at September 30, 2025, and $25.0 billion and $10.1 billion at December 31, 2024. Amounts in the table include consumer SBLCs of $1.1 billion and $1.0 billion at September 30, 2025 and December 31, 2024.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At September 30, 2025 and December 31, 2024, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $672 million and $242 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $602 million and $768 million, which upon settlement will be included in trading account assets.
At September 30, 2025 and December 31, 2024, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $190.3 billion and $109.8 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $139.3 billion and $87.1 billion. A significant portion of these commitments will expire within the next 12 months.
At both September 30, 2025 and December 31, 2024, the Corporation had a commitment to originate or purchase up to $4.0 billion, on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At September 30, 2025 and December 31, 2024, the Corporation had unfunded equity investment commitments of $927 million and $787 million.
As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. At both September 30, 2025 and December 31, 2024, the Corporation had paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.

Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At September 30, 2025 and December 31, 2024, these guarantees, which are accounted for as derivatives, had a notional amount of $2.8 billion and $3.3 billion and an insignificant fair value. At September 30, 2025 and December 31, 2024, the Corporation’s maximum exposure related to these guarantees totaled $446 million and $506 million, with estimated maturity dates between 2034 and 2037.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $187 billion, is an estimate of the Corporation’s maximum potential exposure as of September 30, 2025. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses, and the losses incurred related to the merchant processing activity were not significant.

83 Bank of America

Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $189 million and $184 million at September 30, 2025 and December 31, 2024 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. At September 30, 2025, the estimated range of possible loss in excess of the accrued representations and warranties reserve was not significant. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $267.9 billion and $191.9 billion at September 30, 2025 and December 31, 2024.
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

Other Contingencies
In 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to impose a special assessment to recover certain estimated losses to the Deposit Insurance Fund (DIF) arising from the closures of Silicon Valley Bank and Signature Bank. The estimated losses will be recovered through quarterly special assessments collected from certain insured depository institutions, including the Corporation, and collection began during the three months ended June 30, 2024. At September 30, 2025 and December 31, 2024, the Corporation’s accrual for its estimated share of the FDIC special assessment was $773 million and $1.7 billion. The Corporation continues to monitor the FDIC’s estimated loss to the DIF, which could affect the amount of its accrued liability.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below and in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $59 million and $297 million was recognized for the three and nine months ended September 30, 2025 compared to $38 million and $188 million for the same periods in 2024.
For any matter disclosed in this Note and in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability), the Corporation’s estimated range of possible loss is $0 to $0.5 billion in excess of the accrued liability, if any, as of September 30, 2025.
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

Bank of America 84

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
CFPB Lawsuit Related to Processing Electronic Payments
On March 4, 2025, the Consumer Financial Protection Bureau (CFPB) dismissed the lawsuit with prejudice.
Deposit Insurance Assessment
On March 31, 2025, the U.S. District Court for the District of Columbia (DC District Court) granted the FDIC’s motion for summary judgment in the amount of $540 million plus interest, related to assessments to the DIF for the period from the second quarter of 2013 to the fourth quarter of 2014. At the same time, the DC District Court granted BANA’s motion for summary judgment, finding that the FDIC is not entitled to recover with respect to assessments to the DIF totaling $583 million for the period from the first quarter of 2012 to the first quarter of 2013. The DC District Court denied the other claims and counterclaims in the case. On July 3, 2025, BANA paid the FDIC a total of $657 million which reflects the judgment and BANA’s calculation of interest, which had been previously accrued by the Corporation. The FDIC and BANA disagree about the appropriate methodology for the interest calculation, and the parties have requested that the DC District Court resolve the dispute. The FDIC seeks an additional payment of approximately $255 million and additional interest that continues to accrue based on the FDIC’s methodology. BANA has pledged security satisfactory to the FDIC with respect to the disputed amount of interest.
Fair Access to Banking
The Corporation is responding to demands and requests regarding “fair access to banking,” including those resulting from Executive Order 14331 “Guaranteeing Fair Banking for All Americans” which directed government agencies to review financial institutions’ policies and practices for providing, maintaining, or discontinuing financial products or services to certain clients or potential clients.
LIBOR
On September 25, 2025, the U.S. District Court for the Southern District of New York (NY District Court) granted Defendants’ motion for summary judgment and dismissed all remaining claims pending against the Corporation, BANA, the Merrill Lynch entities, as well as all other defendant banks on the U.S. Dollar LIBOR panel. The NY District Court also decertified the class of antitrust claims on behalf of persons who purchased over-the-counter instruments incorporating LIBOR. Plaintiffs have filed notices of appeal.

Unemployment Insurance Prepaid Cards
On June 16, 2025, the U.S. District Court for the Southern District of California (CA District Court) issued an order certifying classes of certain individuals who received California unemployment benefits via BANA prepaid debit cards. On June 30, 2025, BANA filed a petition with the United States Court of Appeals for the Ninth Circuit Court requesting permission to appeal the CA District Court’s class certification order, which was denied on September 25, 2025.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
October 23, 2025	December 5, 2025	December 26,2025	$0.28
July 23, 2025	September 5, 2025	September 26, 2025	0.28
April 23, 2025	June 6, 2025	June 27, 2025	0.26
January 29, 2025	March 7, 2025	March 28, 2025	0.26
(1) In 2025, and through October 31, 2025.
During the three and nine months ended September 30, 2025, the Corporation repurchased and retired approximately 108 million and 335 million shares of common stock, which reduced shareholders’ equity by $5.3 billion and $15.1 billion, including excise taxes.
During the nine months ended September 30, 2025, in connection with employee stock plans, the Corporation issued 86 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 33 million shares of common stock. At September 30, 2025, the Corporation had reserved 586 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On October 23, 2025, the Board of Directors declared a quarterly common stock dividend of $0.28 per share.
Preferred Stock
During the three months ended September 30, 2025, June 30, 2025 and March 31, 2025, the Corporation declared $429 million, $291 million and $397 million of cash dividends on preferred stock, or a total of $1.1 billion for the nine months ended September 30, 2025.
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

85 Bank of America

NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the nine months ended September 30, 2025 and 2024.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2023	$(2,410)	$(1,567)	$(8,016)	$(4,748)	$(1,047)	$(17,788)
Net change	444	(135)	3,100	75	(30)	3,454
Balance, September 30, 2024	$(1,966)	$(1,702)	$(4,916)	$(4,673)	$(1,077)	$(14,334)

Balance, December 31, 2024	$(2,252)	$(1,694)	$(5,588)	$(4,617)	$(1,134)	$(15,285)
Net change	489	(161)	3,145	37	30	3,540
Balance, September 30, 2025	$(1,763)	$(1,855)	$(2,443)	$(4,580)	$(1,104)	$(11,745)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the nine months ended September 30, 2025 and 2024.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Nine Months Ended September 30
(Dollars in millions)	2025			2024
Debt securities:
Net increase (decrease) in fair value	$644	$(172)	$472	$581	$(142)	$439
Net realized (gains) losses reclassified into earnings (1)	23	(6)	17	6	(1)	5
Net change	667	(178)	489	587	(143)	444
Debit valuation adjustments:
Net increase (decrease) in fair value	(218)	54	(164)	(191)	48	(143)
Net realized (gains) losses reclassified into earnings (1)	3	—	3	12	(4)	8
Net change	(215)	54	(161)	(179)	44	(135)
Derivatives:
Net increase (decrease) in fair value	3,091	(813)	2,278	1,851	(464)	1,387
Reclassifications into earnings:
Net interest income	1,165	(285)	880	2,163	(542)	1,621
Market making and similar activities	—	—	—	146	(35)	111
Compensation and benefits expense	(17)	4	(13)	(25)	6	(19)
Net realized (gains) losses reclassified into earnings	1,148	(281)	867	2,284	(571)	1,713
Net change	4,239	(1,094)	3,145	4,135	(1,035)	3,100
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	109	(72)	37	98	(23)	75
Net change	109	(72)	37	98	(23)	75
Foreign currency:
Net increase (decrease) in fair value	(656)	686	30	33	(70)	(37)
Net realized (gains) losses reclassified into earnings (1)	—	—	—	41	(34)	7
Net change	(656)	686	30	74	(104)	(30)
Total other comprehensive income (loss)	$4,144	$(604)	$3,540	$4,715	$(1,261)	$3,454
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

Bank of America 86

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and nine months ended September 30, 2025 and 2024 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2025	2024	2025	2024
Earnings per common share
Net income	$8,469	$6,896	$22,981	$20,467
Preferred stock dividends and other	(429)	(516)	(1,126)	(1,363)
Net income applicable to common shareholders	$8,040	$6,380	$21,855	$19,104
Average common shares issued and outstanding	7,466.0	7,818.0	7,574.5	7,894.7
Earnings per common share	$1.08	$0.82	$2.89	$2.42

Diluted earnings per common share
Net income applicable to common shareholders	$8,040	$6,380	$21,855	$19,104
Add preferred stock dividends due to assumed conversions	56	—	167	—
Net income allocated to common shareholders	$8,096	$6,380	$22,022	$19,104
Average common shares issued and outstanding	7,466.0	7,818.0	7,574.5	7,894.7
Dilutive potential common shares	161.1	84.1	150.2	70.3
Total average diluted common shares issued and outstanding	7,627.1	7,902.1	7,724.7	7,965.0
Diluted earnings per common share	$1.06	$0.81	$2.85	$2.40
Diluted EPS is calculated by adjusting net income applicable to common shareholders and average common shares issued and outstanding for the potential impact, if dilutive, of any instruments that are exercisable or convertible into common shares. As the Corporation’s Series L convertible preferred stock (Series L) was dilutive to EPS for the three and nine months ended September 30, 2025, total average dilutive common shares issued and outstanding included 62 million common shares, as the Series L was assumed to have been converted into common shares as of the beginning of those periods. In addition, Series L preferred dividends of $56 million and $167 million for the three and nine months ended September 30, 2025 were included in net income allocated to common shareholders, as they would have been paid if the Series L was converted. For the three and nine months ended September 30, 2024, the Corporation’s Series L was antidilutive, and therefore, there was no assumed conversion of any shares.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the nine months ended September 30, 2025, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

87 Bank of America

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at September 30, 2025 and December 31, 2024, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	September 30, 2025
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,401	$—	$—	$—	$1,401
Federal funds sold and securities borrowed or purchased under agreements to resell	—	628,938	—	(455,252)	173,686
Trading account assets:
U.S. Treasury and government agencies	56,066	4,329	—	—	60,395
Corporate securities, trading loans and other	—	53,152	1,955	—	55,107
Equity securities	68,536	40,411	353	—	109,300
Non-U.S. sovereign debt	9,998	42,568	267	—	52,833
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	47,976	9	—	47,985
Mortgage trading loans, ABS and other MBS	—	9,017	929	—	9,946
Total trading account assets (2)	134,600	197,453	3,513	—	335,566
Derivative assets	23,595	275,190	4,349	(261,019)	42,115
AFS debt securities:
U.S. Treasury and government agencies	265,793	840	—	—	266,633
Mortgage-backed securities:
Agency	—	31,940	—	—	31,940
Agency-collateralized mortgage obligations	—	20,282	—	—	20,282
Non-agency residential	—	272	3	—	275
Commercial	—	31,550	473	—	32,023
Non-U.S. securities	253	27,783	41	—	28,077
Other taxable securities	—	3,074	—	—	3,074
Tax-exempt securities	—	7,989	—	—	7,989
Total AFS debt securities	266,046	123,730	517	—	390,293
Other debt securities carried at fair value:
U.S. Treasury and government agencies	2,444	—	—	—	2,444
Non-agency residential MBS	—	209	44	—	253
Non-U.S. and other securities	916	10,730	—	—	11,646
Total other debt securities carried at fair value	3,360	10,939	44	—	14,343
Loans and leases	—	6,569	125	—	6,694
Loans held-for-sale	—	1,981	90	—	2,071
Other assets (3)	4,483	3,292	2,055	—	9,830
Total assets (4)	$433,485	$1,248,092	$10,693	$(716,271)	$975,999
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,079	$—	$—	$1,079
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	670,628	—	(455,252)	215,376
Trading account liabilities:
U.S. Treasury and government agencies	15,047	199	—	—	15,246
Equity securities	60,479	7,127	6	—	67,612
Non-U.S. sovereign debt	9,541	12,063	—	—	21,604
Corporate securities and other	—	12,747	88	—	12,835
Mortgage trading loans and ABS	—	25	—	—	25
Total trading account liabilities	85,067	32,161	94	—	117,322
Derivative liabilities	24,514	273,615	5,309	(263,281)	40,157
Short-term borrowings	—	6,426	6	—	6,432
Accrued expenses and other liabilities	5,999	2,503	9	—	8,511
Long-term debt	—	65,853	462	—	66,315
Total liabilities (4)	$115,580	$1,052,265	$5,880	$(718,533)	$455,192
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $12.3 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $25 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs, which are classified as Level 3 assets, of $930 million.
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

89 Bank of America

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2025 and 2024, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance June 30	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended September 30, 2025
Trading account assets:
Corporate securities, trading loans and other	$2,152	$7	$2	$447	$(238)	$17	$(365)	$91	$(158)	$1,955	$(29)
Equity securities	402	(15)	—	44	(17)	—	—	45	(106)	353	(15)
Non-U.S. sovereign debt	253	10	4	5	—	—	(5)	—	—	267	10
Mortgage trading loans, MBS and ABS	916	(27)	—	95	(80)	—	(26)	85	(25)	938	(44)
Total trading account assets	3,723	(25)	6	591	(335)	17	(396)	221	(289)	3,513	(78)
Net derivative assets (liabilities) (4)	(1,187)	(92)	—	163	(389)	—	4	18	523	(960)	(105)
AFS debt securities:
Non-agency residential MBS	3	—	—	—	—	—	—	—	—	3	—
Commercial MBS	472	—	—	17	—	—	(16)	—	—	473	—
Non-U.S. and other taxable securities	394	(1)	—	9	—	—	—	5	(366)	41	(1)
Total AFS debt securities	869	(1)	—	26	—	—	(16)	5	(366)	517	(1)
Other debt securities carried at fair value – Non-agency residential MBS	43	—	—	—	—	—	—	1	—	44	—
Loans and leases (5)	100	1	—	2	—	24	(2)	—	—	125	1
Loans held-for-sale (5)	97	1	—	1	—	—	(9)	—	—	90	(1)
Other assets (6,7)	1,942	14	(3)	161	—	46	(105)	—	—	2,055	—
Trading account liabilities – Equity securities	(7)	—	—	—	—	—	—	—	1	(6)	—
Trading account liabilities – Corporate securities and other	(90)	10	—	(1)	—	(1)	—	(6)	—	(88)	5
Short-term borrowings (5)	—	(7)	—	—	—	—	1	—	—	(6)	(7)
Accrued expenses and other liabilities (5)	(6)	(18)	—	15	—	—	—	—	—	(9)	(18)
Long-term debt (5)	(471)	17	(13)	—	—	—	5	—	—	(462)	17

Three Months Ended September 30, 2024
Trading account assets:
Corporate securities, trading loans and other	$1,816	$80	$—	$210	$(194)	$21	$(282)	$166	$(17)	$1,800	$29
Equity securities	231	2	—	27	(15)	—	—	35	(29)	251	1
Non-U.S. sovereign debt	323	6	5	2	(11)	—	(3)	19	—	341	6
Mortgage trading loans, MBS and ABS	973	(33)	—	87	(68)	—	(13)	128	(40)	1,034	(32)
Total trading account assets	3,343	55	5	326	(288)	21	(298)	348	(86)	3,426	4
Net derivative assets (liabilities) (4)	(2,366)	409	—	264	(413)	—	(148)	(86)	181	(2,159)	562
AFS debt securities:
Non-agency residential MBS	133	(2)	12	—	—	—	(3)	94	(13)	221	(3)
Commercial MBS	170	—	—	25	—	—	(2)	—	—	193	—
Non-U.S. and other taxable securities	78	1	—	—	—	—	(4)	4	(2)	77	—
Total AFS debt securities	381	(1)	12	25	—	—	(9)	98	(15)	491	(3)
Other debt securities carried at fair value – Non-agency residential MBS	53	4	—	—	—	—	—	80	—	137	5
Loans and leases (5,6)	89	2	—	—	—	—	(5)	—	—	86	2
Loans held-for-sale (5)	133	9	—	25	—	—	(11)	—	—	156	5
Other assets (6,7)	1,700	46	5	58	(6)	24	(79)	—	—	1,748	15
Trading account liabilities – Equity securities	(11)	6	—	—	—	—	1	(4)	—	(8)	6
Trading account liabilities – Corporate securities and other	(72)	(10)	—	(1)	(1)	—	14	(1)	—	(71)	(12)
Short-term borrowings (5)	(8)	1	—	—	—	—	7	—	—	—	1
Accrued expenses and other liabilities (5)	(8)	(3)	—	—	—	—	1	—	—	(10)	(3)
Long-term debt (5)	(588)	4	(2)	—	—	—	7	—	—	(579)	4
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $(10) million and $20 million related to financial instruments still held at September 30, 2025 and 2024.
(4)Net derivative assets (liabilities) include derivative assets of $4.3 billion and $3.7 billion and derivative liabilities of $5.3 billion and $5.8 billion at September 30, 2025 and 2024.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 90

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Nine Months Ended September 30, 2025
Trading account assets:
Corporate securities, trading loans and other	$1,814	$196	$4	$1,464	$(909)	$40	$(901)	$567	$(320)	$1,955	$(42)
Equity securities	374	33	—	129	(45)	—	(105)	152	(185)	353	17
Non-U.S. sovereign debt	344	76	27	30	—	—	(186)	—	(24)	267	52
Mortgage trading loans, ABS and other MBS	978	(46)	—	232	(252)	—	(118)	290	(146)	938	(46)
Total trading account assets	3,510	259	31	1,855	(1,206)	40	(1,310)	1,009	(675)	3,513	(19)
Net derivative assets (liabilities) (4)	(1,961)	892	—	915	(1,313)	—	28	(254)	733	(960)	247
AFS debt securities:
Non-agency residential MBS	247	1	—	—	—	—	—	—	(245)	3	1
Commercial MBS	328	(2)	4	254	—	—	(111)	—	—	473	(2)
Non-U.S. and other taxable securities	36	(1)	(3)	515	(1)	—	(2)	5	(508)	41	(1)
Total AFS debt securities	611	(2)	1	769	(1)	—	(113)	5	(753)	517	(2)
Other debt securities carried at fair value – Non-agency residential MBS	149	13	—	—	—	—	(2)	1	(117)	44	13
Loans and leases (5,6)	82	2	—	2	—	24	(29)	44	—	125	2
Loans held-for-sale (5,6)	132	28	3	1	(14)	—	(60)	—	—	90	(10)
Other assets (6,7)	1,969	(47)	26	252	—	119	(264)	—	—	2,055	(71)
Trading account liabilities – Equity securities	(10)	1	—	3	—	—	—	(3)	3	(6)	(1)
Trading account liabilities – Corporate securities and other	(110)	28	—	6	(15)	(1)	21	(18)	1	(88)	19
Short-term borrowings (5)	—	(7)	—	—	—	—	1	—	—	(6)	(7)
Accrued expenses and other liabilities (6)	(89)	(80)	—	161	—	—	(1)	—	—	(9)	(27)
Long-term debt (5)	(553)	(39)	(1)	—	—	—	131	—	—	(462)	(22)

Nine Months Ended September 30, 2024
Trading account assets:
Corporate securities, trading loans and other	$1,689	$104	$(3)	$501	$(322)	$44	$(748)	$681	$(146)	$1,800	$(11)
Equity securities	187	8	—	113	(52)	—	(4)	46	(47)	251	—
Non-U.S. sovereign debt	396	11	(29)	28	(16)	—	(68)	19	—	341	11
Mortgage trading loans, ABS and other MBS	1,217	(56)	—	324	(539)	—	(56)	292	(148)	1,034	(76)
Total trading account assets	3,489	67	(32)	966	(929)	44	(876)	1,038	(341)	3,426	(76)
Net derivative assets (liabilities) (4)	(2,494)	915	—	758	(992)	—	(683)	(385)	722	(2,159)	(318)
AFS debt securities:
Non-agency residential MBS	273	7	59	—	—	—	(144)	156	(130)	221	5
Commercial MBS	—	(6)	1	200	—	—	(2)	—	—	193	(6)
Non-U.S. and other taxable securities	103	(6)	—	—	—	—	(18)	5	(7)	77	(2)
Total AFS debt securities	376	(5)	60	200	—	—	(164)	161	(137)	491	(3)
Other debt securities carried at fair value – Non-agency residential MBS	69	7	—	—	—	—	(20)	97	(16)	137	(12)
Loans and leases (5,6)	93	3	—	—	—	1	(11)	—	—	86	3
Loans held-for-sale (5,6)	164	7	(4)	25	—	—	(36)	—	—	156	(1)
Other assets (6,7)	1,657	186	(21)	78	(6)	97	(244)	1	—	1,748	158
Trading account liabilities – Equity securities	(12)	8	—	—	(4)	—	7	(18)	11	(8)	5
Trading account liabilities – Corporate securities and other	(39)	(28)	—	(4)	(14)	(2)	23	(7)	—	(71)	(31)
Short-term borrowings (5)	(10)	1	—	—	—	(9)	18	—	—	—	1
Accrued expenses and other liabilities (6)	(21)	(12)	—	22	—	—	1	—	—	(10)	(9)
Long-term debt (5)	(614)	35	(19)	—	—	—	20	(1)	—	(579)	36
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $54 million and $(40) million related to financial instruments still held at September 30, 2025 and 2024.
(4)Net derivative assets (liabilities) include derivative assets of $4.3 billion and $3.7 billion and derivative liabilities of $5.3 billion and $5.8 billion at September 30, 2025 and 2024.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

91 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at September 30, 2025 and December 31, 2024.

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2025

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$299	Discounted cash flow, Market comparables	Yield	0% to 20%	8%
Trading account assets – Mortgage trading loans, MBS and ABS	176		Prepayment speed	0% to 41% CPR	7% CPR
Loans and leases	76		Default rate	0% to 6% CDR	6% CDR
AFS debt securities – Non-agency residential	3		Price	$0 to $115	$74
Other debt securities carried at fair value – Non-agency residential	44		Loss severity	0% to 79%	27%
Instruments backed by commercial real estate assets	$767	Discounted cash flow, Asset-based approach	Yield	0% to 5%	3%
Trading account assets – Corporate securities, trading loans and other	209		Price	$0 to $104	$85
Trading account assets – Mortgage trading loans, MBS and ABS	49
AFS debt securities – Commercial	483
Loans held-for-sale	26
Commercial loans, debt securities and other	$2,870	Discounted cash flow, Market comparables	Yield	4% to 25%	17%
Trading account assets – Corporate securities, trading loans and other	1,746		Prepayment speed	20%	n/a
Trading account assets – Non-U.S. sovereign debt	267		Default rate	2%	n/a
Trading account assets – Mortgage trading loans, MBS and ABS	713		Loss severity	30%	n/a
AFS debt securities – Non-U.S. securities	31		Price	$0 to $136	$66
Loans and leases	49
Loans held-for-sale	64
Other assets, primarily auction rate securities	$1,125	Discounted cash flow, Market comparables	Price	$10 to $95	$84
			Discount rate	8% to 11%	9%

MSRs	$930	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 13 years	6 years
			Weighted-average life, variable rate (5)	0 to 11 years	4 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(462)	Discounted cash flow, Market comparables	Yield	22% to 24%	23%
			Price	$30 to $100	$90
			Natural gas forward price	$2/MMBtu to $7/MMBtu	$4 /MMBtu

Net derivative assets (liabilities)
Credit derivatives	$31	Market comparables, Discounted cash flow, Stochastic recovery correlation model	Credit spreads	6 to 69 bps	40 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	38% to 73%	67%
			Price	$0 to $103	$99
Equity derivatives	$(829)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	60%
			Long-dated equity volatilities	1% to 86%	33%
Commodity derivatives	$(626)	Discounted cash flow	Natural gas forward price	$2/MMBtu to $7/MMBtu	$3/MMBtu
			Power forward price	$28 to $133	$57
Interest rate derivatives	$464	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	46%
			Correlation (FX/IR)	(5)% to 58%	30%
			Long-dated inflation rates	(1)% to 24%	2%
			Long-dated inflation volatilities	5%	n/a
			Interest rate volatilities	(1)% to 9%	0%
Total net derivative assets (liabilities)	$(960)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 88: Trading account assets – Corporate securities, trading loans and other of $2.0 billion, Trading account assets – Non-U.S. sovereign debt of $267 million, Trading account assets – Mortgage trading loans, MBS and ABS of $938 million, AFS debt securities of $517 million, Other debt securities carried at fair value - Non-agency residential of $44 million, Other assets, including MSRs, of $2.1 billion, Loans and leases of $125 million and LHFS of $90 million.
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

93 Bank of America

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2025 and 2024.

Assets Measured at Fair Value on a Nonrecurring Basis

	September 30, 2025		Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$157	$—	$(1)	$49
Loans and leases (1)	—	89	(10)	(23)
Foreclosed properties (2, 3)	—	63	(2)	1
Other assets (4)	—	329	(11)	(14)

	September 30, 2024		Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Assets
Loans held-for-sale	$795	$2,685	$(62)	$(160)
Loans and leases (1)	—	89	(10)	(26)
Foreclosed properties (2, 3)	—	149	(17)	(15)
Other assets (4)	1	274	—	(40)
(1)Includes $2 million and $5 million of losses on loans that were written down to a collateral value of zero during the three and nine months ended September 30, 2025 compared to losses of $3 million and $7 million for the same periods in 2024.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $15 million and $19 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at September 30, 2025 and 2024.
(4)Represents the fair value of certain impaired renewable energy investments.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the nine months ended September 30, 2025 and the year ended December 31, 2024.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Nine Months Ended September 30, 2025
Loans and leases (2)	$89	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	329	Discounted cash flow	Discount rate	7%	n/a
	Year Ended December 31, 2024
Loans held-for-sale	$2,652	Pricing model	Implied yield	9% to 28%	n/a
Loans and leases (2)	119	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	236	Discounted cash flow	Discount rate	7%	n/a
(1)The weighted average is calculated based upon the fair value of the loans.
(2)Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.
(3)Represents the fair value of certain impaired renewable energy investments.
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2024 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at September 30, 2025 and December 31, 2024, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2025 and 2024.

Bank of America 94

Fair Value Option Elections

	September 30, 2025			December 31, 2024
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$173,686	$173,518	$168	$144,501	$144,449	$52
Loans reported as trading account assets (1)	9,905	23,882	(13,977)	11,615	24,461	(12,846)
Trading inventory – other	16,477	n/a	n/a	15,369	n/a	n/a
Consumer and commercial loans	6,694	6,729	(35)	4,249	4,292	(43)
Loans held-for-sale (1)	2,071	2,733	(662)	2,214	2,824	(610)
Other assets	4,139	n/a	n/a	2,732	n/a	n/a
Long-term deposits	1,079	1,149	(70)	310	386	(76)
Federal funds purchased and securities loaned or sold under agreements to repurchase	215,376	215,401	(25)	192,859	192,877	(18)
Short-term borrowings	6,432	6,432	—	6,245	6,247	(2)
Unfunded loan commitments	67	n/a	n/a	144	n/a	n/a
Accrued expenses and other liabilities	1,985	1,938	47	2,642	2,414	228
Long-term debt	66,315	70,506	(4,191)	50,005	54,257	(4,252)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30
	2025			2024
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$298	$(2)	$296	$169	$(2)	$167
Loans reported as trading account assets	(8)	—	(8)	72	40	112
Trading inventory – other (1)	(673)	—	(673)	539	—	539
Consumer and commercial loans	59	10	69	30	7	37
Loans held-for-sale (2)	—	10	10	—	23	23
Short-term borrowings	(48)	—	(48)	231	—	231
Unfunded loan commitments	—	2	2	—	7	7
Accrued expenses and other liabilities	(1)	(18)	(19)	13	—	13
Long-term debt (3)	(319)	(3)	(322)	(877)	(4)	(881)
Other (4)	(149)	(15)	(164)	(108)	(9)	(117)
Total	$(841)	$(16)	$(857)	$69	$62	$131

	Nine Months Ended September 30
	2025			2024
Federal funds sold and securities borrowed or purchased under agreements to resell	$621	$(5)	$616	$277	$(6)	$271
Loans reported as trading account assets	164	3	167	77	40	117
Trading inventory – other (1)	1,161	—	1,161	1,320	—	1,320
Consumer and commercial loans	140	8	148	86	26	112
Loans held-for-sale (2)	—	87	87	—	6	6
Short-term borrowings	21	—	21	304	—	304
Unfunded loan commitments	—	(18)	(18)	—	(13)	(13)
Accrued expenses and other liabilities	(7)	(27)	(34)	411	—	411
Long-term debt (3)	(1,196)	(21)	(1,217)	(610)	(24)	(634)
Other (4)	(424)	(184)	(608)	(192)	(16)	(208)
Total	$480	$(157)	$323	$1,673	$13	$1,686
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

95 Bank of America

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024
Loans reported as trading account assets	$(4)	$48	$109	$(16)
Consumer and commercial loans	11	7	9	23
Loans held-for-sale	(2)	7	5	6
Unfunded loan commitments	2	7	(18)	(13)
Long-term debt	—	—	—	(3)
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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at September 30, 2025 and December 31, 2024 are presented in the table below.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	September 30, 2025
Financial assets
Loans	$1,129,340	$53,849	$1,063,168	$1,117,017
Loans held-for-sale	6,831	6,222	609	6,831
Financial liabilities
Deposits (1)	2,002,208	2,003,614	—	2,003,614
Long-term debt	311,484	316,943	567	317,510
Commercial unfunded lending commitments (2)	1,176	67	6,234	6,301

	December 31, 2024
Financial assets
Loans	$1,060,629	$50,971	$992,135	$1,043,106
Loans held-for-sale	9,545	6,707	2,838	9,545
Financial liabilities
Deposits (1)	1,965,467	1,967,061	—	1,967,061
Long-term debt	283,279	287,098	652	287,750
Commercial unfunded lending commitments (2)	1,240	55	3,639	3,694
(1)    Includes demand deposits of $896.3 billion and $892.9 billion with no stated maturities at September 30, 2025 and December 31, 2024.
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

Bank of America 96

NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the
Corporation’s 2024 Annual Report on Form 10-K. The following tables presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and nine months ended September 30, 2025 and 2024, and total assets at September 30, 2025 and 2024 for each business segment, as well as All Other.

Results of Business Segments and All Other (1)

At and for the three months ended September 30	Total Corporation (2)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2025	2024	2025	2024	2025	2024
Net interest income	$15,387	$14,114	$8,988	$8,278	$1,800	$1,709
Noninterest income	12,855	11,378	2,178	2,140	4,512	4,053
Total revenue, net of interest expense	28,242	25,492	11,166	10,418	6,312	5,762
Provision for credit losses	1,295	1,542	1,009	1,302	4	7
Noninterest expense
Compensation and benefits (3)	10,523	9,916	1,527	1,503	2,969	2,783
Other noninterest expense	6,814	6,563	4,048	4,031	1,653	1,557
Total noninterest expense	17,337	16,479	5,575	5,534	4,622	4,340
Income before income taxes	9,610	7,471	4,582	3,582	1,686	1,415
Income tax expense	1,141	575	1,145	895	421	354
Net income	$8,469	$6,896	$3,437	$2,687	$1,265	$1,061
Period-end total assets	$3,403,716	$3,324,293	$1,032,826	$1,026,293	$325,605	$328,831

	Global Banking		Global Markets		All Other
	2025	2024	2025	2024	2025	2024
Net interest income	$3,141	$3,230	$1,484	$898	$(26)	$(1)
Noninterest income	3,104	2,604	4,740	4,732	(1,679)	(2,151)
Total revenue, net of interest expense	6,245	5,834	6,224	5,630	(1,705)	(2,152)
Provision for credit losses	269	229	9	7	4	(3)
Noninterest expense
Compensation and benefits (3)	1,126	1,080	985	877	—	—
Other noninterest expense	1,918	1,911	2,910	2,566	201	171
Total noninterest expense	3,044	2,991	3,895	3,443	201	171
Income (loss) before income taxes	2,932	2,614	2,320	2,180	(1,910)	(2,320)
Income tax expense (benefit)	806	719	673	632	(1,904)	(2,025)
Net income (loss)	$2,126	$1,895	$1,647	$1,548	$(6)	$(295)
Period-end total assets	$738,273	$650,936	$997,961	$958,227	$309,051	$360,006
(1)Segment results are presented on an FTE basis and include additional net interest income and income tax expense, related to tax-exempt securities, of $154 million and $147 million for the three months ended September 30, 2025 and 2024, respectively, as compared to the Consolidated Statement of Income.
(2)There were no material intersegment revenues.
(3)Represents the compensation and benefits directly incurred by each segment.

97 Bank of America

Results of Business Segments and All Other (1)

At and for the nine months ended September 30	Total Corporation (2)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2025	2024	2025	2024	2025	2024
Net interest income	$44,790	$42,166	$26,219	$24,593	$5,327	$5,216
Noninterest income	37,571	34,839	6,253	6,197	12,938	11,711
Total revenue, net of interest expense	82,361	77,005	32,472	30,790	18,265	16,927
Provision for credit losses	4,367	4,369	3,583	3,733	38	1
Noninterest expense
Compensation and benefits (3)	31,744	29,937	4,652	4,549	8,967	8,280
Other noninterest expense	20,546	20,088	12,316	11,924	4,907	4,523
Total noninterest expense	52,290	50,025	16,968	16,473	13,874	12,803
Income before income taxes	25,704	22,611	11,921	10,584	4,353	4,123
Income tax expense	2,723	2,144	2,980	2,646	1,088	1,031
Net income	$22,981	$20,467	$8,941	$7,938	$3,265	$3,092
Period-end total assets	$3,403,716	$3,324,293	$1,032,826	$1,026,293	$325,605	$328,831

	Global Banking		Global Markets		All Other
	2025	2024	2025	2024	2025	2024
Net interest income	$9,373	$9,965	$3,940	$2,349	$(69)	$43
Noninterest income	8,539	7,902	14,848	14,623	(5,007)	(5,594)
Total revenue, net of interest expense	17,912	17,867	18,788	16,972	(5,076)	(5,551)
Provision for credit losses	700	693	59	(42)	(13)	(16)
Noninterest expense
Compensation and benefits (3)	3,406	3,292	2,980	2,715	—	—
Other noninterest expense	5,892	5,610	8,532	7,706	638	1,426
Total noninterest expense	9,298	8,902	11,512	10,421	638	1,426
Income (loss) before income taxes	7,914	8,272	7,217	6,593	(5,701)	(6,961)
Income tax expense (benefit)	2,176	2,275	2,093	1,912	(5,614)	(5,720)
Net income (loss)	$5,738	$5,997	$5,124	$4,681	$(87)	$(1,241)
Period-end total assets	$738,273	$650,936	$997,961	$958,227	$309,051	$360,006
(1)Segment results are presented on an FTE basis and include additional net interest income and income tax expense, related to tax-exempt securities, of $444 million and $465 million for the nine months ended September 30, 2025 and 2024, respectively, as compared to the Consolidated Statement of Income.
(2)There were no material intersegment revenues.
(3)Represents the compensation and benefits directly incurred by each segment.

Bank of America 98

The table below presents noninterest income and the associated components for the three and nine months ended September 30, 2025 and 2024 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024
Fees and commissions:
Card income
Interchange fees	$990	$1,030	$785	$824	$(12)	$(5)
Other card income	639	588	618	578	18	14
Total card income	1,629	1,618	1,403	1,402	6	9
Service charges
Deposit-related fees	1,267	1,198	645	631	10	12
Lending-related fees	365	354	—	—	20	12
Total service charges	1,632	1,552	645	631	30	24
Investment and brokerage services
Asset management fees	3,972	3,533	64	52	3,911	3,482
Brokerage fees	1,091	1,013	30	28	423	392
Total investment and brokerage services	5,063	4,546	94	80	4,334	3,874
Investment banking fees
Underwriting income	992	742	—	—	63	64
Syndication fees	438	274	—	—	—	—
Financial advisory services	583	387	—	—	2	—
Total investment banking fees	2,013	1,403	—	—	65	64
Total fees and commissions	10,337	9,119	2,142	2,113	4,435	3,971
Market making and similar activities	3,203	3,278	5	5	31	35
Other income (loss)	(685)	(1,019)	31	22	46	47
Total noninterest income	$12,855	$11,378	$2,178	$2,140	$4,512	$4,053

	Global Banking		Global Markets		All Other
	Three Months Ended September 30
	2025	2024	2025	2024	2025	2024
Fees and commissions:
Card income
Interchange fees	$200	$197	$17	$14	$—	$—
Other card income	4	3	—	—	(1)	(7)
Total card income	204	200	17	14	(1)	(7)
Service charges
Deposit-related fees	597	534	14	21	1	—
Lending-related fees	266	268	79	74	—	—
Total service charges	863	802	93	95	1	—
Investment and brokerage services
Asset management fees	—	—	—	—	(3)	(1)
Brokerage fees	24	31	614	562	—	—
Total investment and brokerage services	24	31	614	562	(3)	(1)
Investment banking fees
Underwriting income	398	285	572	426	(41)	(33)
Syndication fees	221	147	217	127	—	—
Financial advisory services	536	351	45	36	—	—
Total investment banking fees	1,155	783	834	589	(41)	(33)
Total fees and commissions	2,246	1,816	1,558	1,260	(44)	(41)
Market making and similar activities	73	66	3,141	3,349	(47)	(177)
Other income (loss)	785	722	41	123	(1,588)	(1,933)
Total noninterest income	$3,104	$2,604	$4,740	$4,732	$(1,679)	$(2,151)

99 Bank of America

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Nine Months Ended September 30
(Dollars in millions)	2025	2024	2025	2024	2025	2024
Fees and commissions:
Card income
Interchange fees	$2,942	$2,984	$2,316	$2,371	$(25)	$(16)
Other card income	1,851	1,678	1,799	1,664	51	44
Total card income	4,793	4,662	4,115	4,035	26	28
Service charges
Deposit-related fees	3,760	3,492	1,890	1,823	35	33
Lending-related fees	1,048	1,009	—	—	50	38
Total service charges	4,808	4,501	1,890	1,823	85	71
Investment and brokerage services
Asset management fees	11,408	10,173	177	152	11,241	10,028
Brokerage fees	3,248	2,880	85	84	1,215	1,153
Total investment and brokerage services	14,656	13,053	262	236	12,456	11,181
Investment banking fees
Underwriting income	2,568	2,512	—	—	197	184
Syndication fees	1,096	886	—	—	—	—
Financial advisory services	1,300	1,134	—	—	2	—
Total investment banking fees	4,964	4,532	—	—	199	184
Total fees and commissions	29,221	26,748	6,267	6,094	12,766	11,464
Market making and similar activities	9,940	10,464	19	16	93	107
Other income (loss)	(1,590)	(2,373)	(33)	87	79	140
Total noninterest income	$37,571	$34,839	$6,253	$6,197	$12,938	$11,711

	Global Banking		Global Markets		All Other
	Nine Months Ended September 30
	2025	2024	2025	2024	2025	2024
Fees and commissions:
Card income
Interchange fees	$601	$578	$50	$51	$—	$—
Other card income	12	8	—	—	(11)	(38)
Total card income	613	586	50	51	(11)	(38)
Service charges
Deposit-related fees	1,786	1,568	45	66	4	2
Lending-related fees	767	759	231	212	—	—
Total service charges	2,553	2,327	276	278	4	2
Investment and brokerage services
Asset management fees	—	—	—	—	(10)	(7)
Brokerage fees	65	70	1,883	1,573	—	—
Total investment and brokerage services	65	70	1,883	1,573	(10)	(7)
Investment banking fees
Underwriting income	1,042	1,011	1,514	1,453	(185)	(136)
Syndication fees	561	467	535	419	—	—
Financial advisory services	1,166	990	132	144	—	—
Total investment banking fees	2,769	2,468	2,181	2,016	(185)	(136)
Total fees and commissions	6,000	5,451	4,390	3,918	(202)	(179)
Market making and similar activities	207	212	10,063	10,397	(442)	(268)
Other income (loss)	2,332	2,239	395	308	(4,363)	(5,147)
Total noninterest income	$8,539	$7,902	$14,848	$14,623	$(5,007)	$(5,594)

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended September 30, 2025. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (2)(3)
July 1 - 31, 2025	33,817	$47.98	33,778	$7,521
August 1 - 31, 2025	45,256	47.90	44,455	37,891
September 1 - 30, 2025	30,182	51.37	30,152	36,357
Three months ended September 30, 2025	109,255	48.88	108,385
(1)Includes 870 thousand shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On July 24, 2024, the Corporation’s Board of Directors (Board) authorized and announced a $25 billion common stock repurchase program, effective August 1, 2024 (2024 Repurchase Program), to replace the Corporation’s previous program, which expired on August 1, 2024. On July 23, 2025, the Board authorized and announced a $40 billion common stock repurchase program (2025 Repurchase Program, and together with the 2024 Repurchase Program, Repurchase Programs), effective August 1, 2025, to replace the 2024 Repurchase Program. The 2024 Repurchase Program expired on August 1, 2025. During the three months ended September 30, 2025, pursuant to the Repurchase Programs, as applicable, the Corporation repurchased approximately 108 million shares, or $5.3 billion, of its common stock. For more information, see Capital Management – CCAR and Capital Planning in the MD&A on page 20 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)     The remaining buyback authority amount for July reflects the remaining buyback authority amount under the 2024 Repurchase Program prior to its expiration. The remaining buyback authority amounts for August and September reflect the remaining buyback authority amount under the 2025 Repurchase Program.

The Corporation did not have any unregistered sales of equity securities during the three months ended September 30, 2025.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended September 30, 2025, none of the Corporation’s directors or officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Corporation’s securities.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended September 30, 2025 that requires disclosure under Section 13(r) of the Exchange Act.
During the third quarter of 2025, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed two authorized wire payments totaling $193,911 pursuant to general licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) regarding official business of certain international organizations and entities and certain activities in support of nongovernmental organizations. These payments were processed to a beneficiary bank subject to Executive Order 13224. There was no measurable gross revenue or net profit to the Corporation relating to these transactions, except nominal fees received by BANA for processing payments.
The Corporation may in the future engage in authorized transactions for its clients to the extent permitted by U.S. law.

Bank of America 104

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof		10-Q	3.1	7/31/25	1-6523

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		10-Q	3.2	7/30/24	1-6523

22	Subsidiary Issuers of Guaranteed Securities		10-K	22	2/22/23	1-6523

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	2

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	2

101.INS	Inline XBRL Instance Document	3

101.SCH	Inline XBRL Taxonomy Extension Schema Document	1

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bank of America Corporation Registrant

Date:	October 31, 2025	/s/ Johnbull E. Okpara
Johnbull E. Okpara Chief Accounting Officer

105 Bank of America