Form 10-K
period 2025-12-31
BANK OF AMERICA CORP /DE/
filed 2026-02-25
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
                                            Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2025, the aggregate market value of the registrant’s common stock (Common Stock) held by non-affiliates was approximately $351,903,673,230. At February 24, 2026, there were 7,176,682,170 shares of Common Stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s 2026 annual meeting of shareholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

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

Segments
Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Additional information related to our business segments and the products and services they provide is included in the information set forth on pages 36 through 44 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 23 – Business Segment Information to the Consolidated Financial Statements.
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
Human Capital Resources
Bank of America has always been the bank of opportunity for our shareholders, our clients and customers, our communities and our teammates. We strive to make Bank of America a great place to work for our employees by providing access to a broad range of opportunities to achieve their professional goals and by maintaining a culture of caring for them and their families. We are a company of talented employees who represent a diverse range of experiences, skills, backgrounds and perspectives across many dimensions. We are deliberate about the many ways we seek to create an inclusive environment where everyone has the opportunity to achieve their career goals. This is core to our values, to our efforts to make the Corporation a great place to work and to delivering on Responsible Growth for our clients, customers and communities around the globe.
Our Board and its Compensation and Human Capital Committee provide oversight of our human capital management strategies, programs, initiatives and practices. The Corporation’s senior management provides regular briefings and reporting on human capital matters to the Board and its Committees to facilitate the Board’s oversight.

Bank of America 2

At both December 31, 2025 and 2024, the Corporation employed approximately 213,000 employees, of which 77 percent and 78 percent, respectively, were located in the U.S. None of our U.S. employees are subject to a collective bargaining agreement. Additionally, in 2025 and 2024, the Corporation’s compensation and benefits expense was $42.3 billion and $40.2 billion, or 61 percent and 60 percent, of total noninterest expense.
The following table provides our workforce data by gender (globally) and ethnicity (U.S. only).

Workforce data as of December 31, 2025

	Total Employees	Top Three Management Levels	Managers at All Levels
Global employees
Women	50%	42%	43%
Men	50	58	57
U.S.-based employees
White	46	72	53
Asian	15	12	15
Black	15	7	11
Hispanic	20	6	17
American Indian/Alaskan Native	0.4	0.1	0.3
Native Hawaiian/Other Pacific	0.3	0.1	0.3
Two or More Races	3	1	2
Talent, Inclusion and Opportunity
The Corporation is focused on building a strong pipeline of talent, which means finding and hiring external candidates who are committed to our purpose and have a passion for serving our clients and communities. This spans programs from entry-level hiring through more senior-level recruiting. In 2025, the Corporation hired over 18,000 teammates reflecting a wide variety of backgrounds, experiences, skills and perspectives so that we understand and can respond to the needs of our clients and communities.
We provide a variety of resources to help employees grow in their current roles and build new skills, including resources to help employees find new opportunities, re-skill and seek leadership positions. We have 11 Employee Networks with over 330,000 voluntary memberships, which provide teammates opportunities to meet new people, have an impact across multiple business lines and grow personally and professionally. They are open to all employees and participation is voluntary. In 2025, more than 14,000 employees found new roles within the Corporation, and we delivered more than 7.6 million hours of training and development to our teammates through Bank of America Academy. Additionally, our Board oversees Chief Executive Officer and senior management succession planning, which is formally reviewed at least annually.
As part of our ongoing efforts to make the Corporation a great place to work, we conduct a confidential annual Employee Engagement Survey (Survey) and have done so for nearly two decades. The Survey results are reviewed by the Board and senior management and used to assist in reviewing the Corporation’s human capital strategies, programs, initiatives, and practices. In 2025, 86 percent of the Corporation’s employees participated in the Survey, and our Employee Engagement Index, an overall measure of employee satisfaction with the Corporation, was 86 percent. Our turnover among employees was stable at 8 percent in both 2025 and 2024.

Recognizing and Rewarding Performance
Our compensation philosophy is to pay for performance over the long term, as well as on an annual basis. Our performance considerations encompass both financial and nonfinancial measures, including the manner in which results are achieved. These considerations are designed to reinforce and promote Responsible Growth and align with our Risk Framework.
We strive to pay our employees based on market rates for their roles, experience and how they perform. We regularly benchmark against other companies both within and outside our industry to confirm our pay is competitive. In 2021, the Corporation announced it would increase its minimum hourly wage for U.S. employees to $25 per hour by 2025. In October 2025, the Corporation took its final step to reach this goal by raising its U.S. minimum hourly wage from $24 to $25 per hour. In addition, in January 2026, for the ninth year since 2017, we announced that we recognized our teammates with Sharing Success compensation awards for their efforts during 2025. Approximately 96 percent of employees globally will receive an award in the first quarter of 2026.
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
In 2025, we continued our efforts to provide affordable access to healthcare. Teammates enrolled in one of our national medical plans were able to access virtual general medical and behavioral health care at no cost. For the 13th year in a row, U.S. health insurance premiums remained unchanged for teammates earning less than $50,000.
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
For more information about our human capital management, see the Corporation’s website and 2025 Annual Report to shareholders that we expect to be available on the Investor Relations portion of our website in March 2026 (the content of which is not incorporated by reference into this Annual Report on Form 10-K).
Government Supervision and Regulation
The following discussion describes, among other things, elements of an extensive regulatory framework applicable to BHCs, financial holding companies, banks and broker-dealers, including specific information about Bank of America.

3 Bank of America

We are subject to an extensive regulatory framework applicable to BHCs, financial holding companies and banks and other financial services entities. U.S. federal regulation of banks, BHCs and financial holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (DIF) rather than for the protection of shareholders and creditors. As a registered financial holding company and BHC, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve). Our U.S. bank subsidiaries (the Banks), organized as national banking associations, are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve. In addition, the Federal Reserve and the OCC have adopted guidelines that establish minimum standards for the design, implementation and board oversight of BHCs’ and national banks’ risk governance frameworks. U.S. financial holding companies, and the companies under their control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and related Federal Reserve interpretations. The Corporation's status as a financial holding company is conditioned upon maintaining certain eligibility requirements for both the Corporation and its U.S. depository institution subsidiaries, including minimum capital ratios, supervisory ratings and, in the case of the depository institutions, at least satisfactory Community Reinvestment Act ratings. Failure to be an eligible financial holding company could result in the Federal Reserve limiting Bank of America's activities, including potential acquisitions. Additionally, we are subject to a significant number of laws, rules and regulations (LRRs) that govern our businesses in the U.S. and in the other jurisdictions in which we operate, including permissible activities, minimum levels of capital and liquidity, compliance risk management, consumer products and sales practices, privacy, data protection, sustainability and executive compensation, among others. Additionally, we are subject to certain actions of the U.S. executive branch, including executive orders (Executive Branch Actions).
The scope of the LRRs and the intensity of the supervision to which we are subject is significant. In addition, the banking and financial services sector is subject to substantial regulatory enforcement and fines. We cannot assess whether or not there will be any major changes in the regulatory environment and expect that our business will remain subject to continuing and extensive regulation and supervision.
We are also subject to various other LRRs, as well as supervision and examination by other regulatory agencies, all of which directly or indirectly affect our entities, management and ability to make distributions to shareholders. For instance, our broker-dealer subsidiaries are subject to both U.S. and international regulation and supervision, including by the SEC, Financial Industry Regulatory Authority and New York Stock Exchange, among others; our futures commission merchant subsidiary supporting commodities and derivatives businesses in the U.S. is subject to regulation by and supervision of the U.S. Commodity Futures Trading Commission (CFTC), National Futures Association, the Chicago Mercantile Exchange, and in the case of the Banks, certain banking regulators; our insurance activities are subject to licensing and regulation by state insurance regulatory agencies; and our consumer financial products and services are regulated by the Consumer Financial Protection Bureau (CFPB). In addition, certain U.S. and foreign subsidiaries are also registered with the CFTC as swap dealers, and conditionally registered with the SEC as security-based swap dealers.
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
The Corporation is also subject to extensive LRRs in the U.S. and in the other jurisdictions in which it operates regarding bribery and corruption, know-your-customer requirements, anti-money laundering, embargo programs and economic sanctions. For example, we are subject to the U.S. Bank Secrecy Act (BSA), which contains anti-money laundering and financial transparency laws designed to detect and deter money laundering and the financing of terrorism, as well as record-keeping, reporting, due diligence and customer verification requirements, various sanctions programs administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and foreign jurisdictions, which target entities or individuals that are, or are located in countries that are, involved in activities, such as terrorism, hostilities, drug trafficking or human rights violations and the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, relating to corrupt and illegal payments to government officials and others. In 2024, federal regulators, including the Federal Reserve and the OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed anti-money laundering programs, including the identification, evaluation and documentation of money laundering risks. The public comment period has concluded and the proposal remains pending.
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
The FDIC is required to maintain a statutory minimum ratio of the DIF to insured deposits in the U.S. of at least 1.35 percent and has established a long-term goal of a two percent DIF ratio. As of the date of this report, the DIF satisfied the statutory minimum ratio, but it has not reached this long-term goal. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. The FDIC also has the authority to charge special assessments from time to time, including in connection with systemic risk events. For example, in 2023, the FDIC issued its final rule to impose a special assessment to recover the loss to the DIF resulting from the closure of Silicon Valley Bank and Signature Bank, the amount of which has been subsequently reduced. For more information on the impact to the Corporation of the FDIC special assessment, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. For more information regarding deposit insurance, see Item 1A. Risk Factors – Regulatory, Compliance and Legal on page 17.
Capital, Liquidity and Operational Requirements
As a financial holding company, we and our bank subsidiaries are subject to the regulatory capital and liquidity rules issued by the Federal Reserve and other U.S. banking regulators, including the OCC and the FDIC. These rules are complex and continue to evolve as U.S. and international regulatory authorities propose and enact amendments to these rules. The Corporation seeks to manage its capital position to maintain sufficient capital to satisfy these regulatory rules and to support our business activities. These continually evolving rules are likely to influence our planning processes and may result in changes to regulatory capital and liquidity, as well as impose additional operational and compliance costs on the Corporation.
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
Our ability to pay dividends and make common stock repurchases depends in part on our ability to maintain regulatory capital levels above minimum requirements plus buffers and non-capital standards established under the FDICIA. To the extent that the Federal Reserve increases our stress capital buffer (SCB), global systemically important bank (G-SIB) surcharge or countercyclical capital buffer, our returns of capital to shareholders, including dividends and common stock repurchases, could decrease. As part of its CCAR, the Federal Reserve conducts stress testing on parts of our business using hypothetical economic scenarios prepared by the Federal Reserve. Those scenarios may affect our CCAR stress test results, which may impact the level of our SCB. For example, based on the results of our 2025 CCAR stress test, the Corporation’s SCB decreased to 2.5 percent. Additionally, the Corporation’s G-SIB surcharge is 3.0 percent. The Federal Reserve could also impose limitations or prohibitions on taking capital actions such as paying or increasing dividends or repurchasing common stock, including as a result of economic disruptions or events.
If the Federal Reserve finds that a bank is not “well-capitalized” or “well-managed,” the bank’s BHC would be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements, which may contain additional limitations or conditions relating to its activities. Additionally, the applicable federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or BHC, if the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.
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
Limitations on Acquisitions
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a BHC to acquire banks located in states other than its home state without regard to state law, subject to certain conditions, including the condition that the BHC, after and as a result of the acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. At June 30, 2025, we held greater than 10 percent of the total amount of deposits of insured depository institutions in the U.S.
In addition, the Financial Reform Act restricts acquisitions by a financial institution if, as a result of the acquisition, the total liabilities of the financial institution would exceed 10 percent of the total liabilities of all financial institutions in the U.S. At June 30, 2025, our liabilities did not exceed 10 percent of the total liabilities of all financial institutions in the U.S.
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
In addition, many G-20 jurisdictions, including the U.S., EU, U.K., and Japan, have adopted resolution stay regulations to address concerns that the close-out of derivatives and other financial contracts could impede orderly resolution of G-SIBs. Generally, these regulations require amendment of certain financial contracts to provide for contractual recognition of stays of termination rights under various statutory resolution regimes and a stay on the exercise of cross-default rights based on an affiliate’s entry into insolvency proceedings. Resolution regulations may also require contractual recognition by the counterparty that amounts owed to them may be written down or converted into equity as part of a bail in. As resolution stay regulations of a particular jurisdiction applicable to us go into effect, we amend impacted financial contracts in compliance with such regulations either as a regulated entity or as a counterparty facing a regulated entity in such jurisdiction.

Bank of America 6

Consumer Regulations
Our consumer businesses are subject to extensive federal regulation and oversight by federal and state authorities. We are subject to numerous federal consumer protection laws, including the Equal Credit Opportunity Act, Home Mortgage Disclosure Act, Fair Housing Act, Electronic Fund Transfer Act (EFTA), Fair Credit Reporting Act, Real Estate Settlement Procedures Act, prohibitions on unfair, deceptive, or abusive acts or practices, Truth in Lending Act, Truth in Savings Act and the Servicemembers Civil Relief Act.
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

Other laws and regulations, at the international, federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or contact customers with marketing offers and establish certain rights of consumers in connection with their personal information. For example, California’s Consumer Privacy Act (CCPA) provides consumers with the right to know what personal data is being collected, know whether their personal data is sold, or disclosed for purposes of targeted marketing, and to whom, and opt out of the sale or disclosure of their personal data, among other rights. In addition, in the EU and other countries around the world, similar laws, such as the General Data Protection Regulation (GDPR), afford those countries’ residents with certain rights related to their information and may impose additional obligations on financial institutions. The impact of these laws on the Corporation is assessed and addressed through comprehensive compliance implementation programs. These existing and evolving legal requirements in the U.S. and abroad, as well as court proceedings and changing guidance from regulatory bodies, including the validity of cross-border data transfer mechanisms from the EU and other jurisdictions, continue to lend uncertainty to privacy compliance globally.
Additionally, the Corporation is subject to emerging and evolving information security (including cybersecurity) LRRs enacted by U.S. federal and state governments and non-U.S. jurisdictions, including requirements to develop cybersecurity and resilience programs, policies and frameworks, as well as provide disclosure and/or notifications of certain cybersecurity incidents and data breaches. Artificial intelligence-related (AI) LRRs are also rapidly evolving in the U.S. and non-U.S. jurisdictions imposing various obligations, including AI governance and risk management, transparency and consumer disclosures, documentation and reporting requirements, AI use restrictions and enhanced compliance obligations for AI systems, including those categorized as high risk. For more information on risks related to privacy and information security, see Item 1A. Risk Factors on beginning on page 8.

7 Bank of America

Item 1A. Risk Factors
The discussion below addresses our material risk factors of which we are aware. Any risk factor, either by itself or together with other risk factors, could materially and adversely affect our businesses, results of operations, cash flows and/or financial condition. References to third parties may include suppliers, service providers, counterparties, financial market utilities, exchanges and clearing houses, data aggregators and other partners and their upstream and downstream service providers (e.g., fourth parties, fifth parties) who may also contribute to our risks. Other factors not currently known to us or that we currently deem immaterial could also adversely affect our businesses, results of operations, cash flows and/or financial condition. Therefore, the risk factors below should not be considered all of the potential risks that we may face. For more information on how we manage risks, see Managing Risk in the MD&A beginning on page 45. For more information about the risks contained in this section, see Item 1. Business beginning on page 2, MD&A beginning on page 26 and Notes to Consolidated Financial Statements beginning on page 95.
Market
We may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions.
General economic, political, social and health conditions, including any prolonged economic downturn that may occur, in the U.S. and abroad affect financial markets and our businesses. In particular, global markets may be affected by the level and volatility of interest rates, availability and market conditions of financing, changes in gross domestic product (GDP), economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor market conditions, wage stagnation, federal government shutdowns, energy prices, home prices, commercial property values, bankruptcies and a default by a significant market participant or class of counterparties, including in emerging markets. Global markets also may be affected by adverse developments impacting the U.S. or global banking industry, including bank and nonbank financial institution failures and liquidity concerns, the actual or perceived impact of asset prices exceeding their underlying economic fundamentals, fluctuations or other significant changes in both debt and equity capital markets and currencies, the impact of the volatility of digital assets on the broader market, changing perceptions of the impact and profitability arising from emerging technologies, the rate of growth of global trade and commerce, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure, recessionary fears, investor sentiment and the U.S. and global election cycles, including stated, perceived or actual changes to policy and the geopolitical environment. Global markets, including energy and other commodity markets, may also be adversely affected by the current or anticipated impact of climate matters, extreme weather events or natural disasters, widespread health emergencies or pandemics, cyberattacks, military conflicts, terrorism or other geopolitical events. Market fluctuations may impact our margin requirements and liquidity.
Any sudden or prolonged market downturn, as a result of the above factors or otherwise, could reduce net interest income and noninterest income and adversely affect our results of operations and financial condition, including capital and liquidity levels. Elevated inflation and interest rate levels, monetary tightening by central banks and geopolitical developments could continue to adversely impact financial markets and macroeconomic conditions, as well as result in increased market volatility and disruptions and recessionary risk.
Global uncertainties regarding fiscal and monetary policies continue to present economic challenges. High and rising debt levels in the U.S. and globally may contribute to interest rate volatility, which may constrain governments’ fiscal policies, potentially resulting in adverse economic outcomes. Actions taken by the Federal Reserve or central banks in other jurisdictions, including changes in target rates, balance sheet management and lending facilities, are beyond our control and difficult to predict, particularly in response to the uncertainty of inflationary paths. This can affect interest rates and the value of financial instruments and other assets, such as debt securities, and impact our borrowers and potentially increase delinquency rates and may also raise government debt levels, adversely affect businesses and household incomes, adversely impact the banking sector generally, and increase uncertainty surrounding monetary policy. While the Federal Reserve reduced policy rates in 2025, uncertainty remains regarding the pace and duration of the reduction of market interest rates. If inflation does not continue to decline toward the Federal Reserve’s target, the Federal Reserve may hold the fed funds rate steady or raise rates, resulting in a flat or inverted yield curve, volatility of equity and other markets, and volatility of the U.S. dollar, which could impact investor risk appetite and our borrowers, potentially increasing delinquency rates. Financial market volatility could also result from uncertainty about the timing and extent of any additional rate cuts by the Federal Reserve in response to moderating inflation, weakening economic conditions and/or labor market conditions. Any future change in monetary policy by the Federal Reserve, in an effort to stimulate the economy or otherwise, resulting in lower interest rates would typically result in lower revenue through lower net interest income, which could adversely affect our results of operations.
Also, changes to existing U.S. laws and regulatory policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy and healthcare, may adversely impact U.S. or global economic activity and our clients’, our counterparties’ and our earnings and operations. High and rising federal debt levels, investor concerns about U.S. fiscal spending, changes to fiscal policy and uncertainty about the U.S. budget process could lead to lower investor appetite or market depth for future issuance of U.S. debt securities, higher interest rates, dollar depreciation and financial market volatility, potentially impacting broader economic activity. Further, if the U.S. government’s debt ceiling limit is not addressed and/or increased timely, the ramifications may result in market volatility, ratings downgrades and limit fiscal policy responses to recessionary conditions. This could have a negative and potentially severe impact on the U.S. and world economy and financial and capital markets, including higher interest rates, higher volatility, lower asset values, lower liquidity, downgrades to U.S. debt, and a weakened U.S. dollar, which could adversely affect our results of operations.
Changes to international trade and investment policies by the U.S. or other countries, and the uncertainty about potential changes, could negatively impact financial markets globally. Significant increases in tariff rates in the past year have generated heightened market volatility. Further increases or instability associated with tariffs, either broadly applied or targeted at specific goods or trading partners, could adversely impact economic conditions and/or result in higher inflation, which could result in financial market volatility as markets adjust to the incremental cost of doing business and/or new business models to reduce the impacts, as well as adversely

Bank of America 8

impact asset prices as experienced in early 2025. Also, the continuation or escalation of tensions between the U.S. and the People’s Republic of China (China), including tariff increases, could lead to further U.S. measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of counter tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury bonds.
These developments could adversely affect our businesses, clients, including demand for our products and services, our market-making activities, our and our clients’ securities and derivatives portfolios, including the risk of lower re-investment rates in those portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels, our liquidity, our costs of running our businesses and our results of operations.
Increased market volatility and adverse changes in financial or capital market conditions may increase our market risk.
Our liquidity, competitive position, business, results of operations and financial condition are affected by market risks such as changes in interest and currency exchange rates, fluctuations in equity, commodity and futures prices, trading volumes and prices of securitized products, the implied volatility of interest rates and credit spreads, idiosyncratic market events and other economic and business factors. These market risks may adversely affect, among other things, the value of our securities, including our on- and off-balance sheet securities, trading assets and other financial instruments, the cost of debt capital and our access to credit markets, the value of assets under management (AUM), fee income relating to AUM, client allocation of capital among investment alternatives, the volume of client activity in our trading operations, investment banking, underwriting and other capital market fees and the general profitability and risk level of the transactions in which we engage and our competitiveness with respect to deposit pricing. The value of certain of our assets is sensitive to changes in market interest rates and/or spreads. If the Federal Reserve or a non-U.S. central bank changes or signals a change in monetary policy, market interest rates or credit spreads could be affected, which could adversely impact the value of such assets. Changes to fiscal policy, including expansion of U.S. federal deficit spending could also affect the market’s receptivity to debt issuance and market interest rates. If interest rates continue to decrease, our results of operations could be negatively impacted, including future revenue and earnings growth.
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
If asset values decline, we may incur losses and negative impacts, including to capital and liquidity positions and requirements.
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
Gains or losses on these instruments can have a direct impact on our results of operations, unless we have effectively mitigated the risk of our exposures. Increases in interest rates may cause decreases in residential mortgage loan originations and could impact the origination of corporate debt. In addition, increases in interest rates or changes in spreads may adversely impact the fair value of our debt securities and, accordingly, for debt securities classified as available-for-sale (AFS), adversely affect accumulated other comprehensive income and, thus, our capital levels. Increases in interest rates or changes in spreads could also adversely impact our regulatory liquidity position and requirements, which include eligible AFS debt securities and held-to-maturity (HTM) debt securities. As our liquidity is dependent on the fair value of these assets, increases in market interest rates and/or wider spreads, have adversely impacted and may continue to adversely impact the fair value of debt securities, adversely affecting liquidity levels.
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
Liquidity
If we are unable to access capital markets, we experience sustained net deposit outflows, or our borrowing costs increase, our liquidity and competitive position may be negatively affected.
Liquidity is essential to our businesses and is primarily supported by globally sourced deposits in our bank entities, as well as secured and unsecured liabilities transacted in the capital markets. We rely on certain secured funding sources, such as repo markets, which are typically short-term and may be credit-sensitive. We also engage in asset securitization transactions, including with the government-sponsored

9 Bank of America

enterprises (GSEs), to help fund a portion of our consumer lending activities. Our liquidity could be adversely affected by any inability to access the capital markets, illiquidity or volatility in the capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or uncertainty regarding the impact of potential GSE privatization.
Also, our liquidity or cost of funds may be negatively impacted by the unwillingness or inability of the Federal Reserve to act as lender of last resort, unexpected simultaneous draws on credit lines or deposits, slower client payment rates, restricted access to the assets of prime brokerage clients, the failure to attract or retain client deposits or invested funds, including large-scale deposit migration (e.g., from attrition resulting from clients seeking higher yielding deposits or to an alternative financial institution perceived to be safer, changing investment preferences or securities products, moving balances into digital assets (e.g., stablecoin) or other alternative non-bank financial platforms, changes to spending behavior due to inflation, a decline in the economy or other drivers resulting in an increased need for cash), increased regulatory liquidity, capital and margin requirements for our U.S. or international banks and their nonbank subsidiaries, which could result in the inability to transfer liquidity internally, changes in patterns of intraday liquidity usage resulting from a counterparty or technology failure or other idiosyncratic event or failure, the default by a significant market participant or third party (including clearing agents, custodians, central banks or central counterparty clearinghouses (CCPs)) or the inability to sell assets due to illiquid markets (e.g., no market exists or market saturation). These factors may increase our borrowing costs and negatively impact our liquidity.
Several of these factors may arise from circumstances beyond our control, such as general market volatility, disruption, shock or stress, stress in sovereign debt markets, the emergence of widespread health emergencies or pandemics, sanctions and geopolitical events and/or turmoil (including military conflicts). Federal Reserve policy decisions (including fluctuations in interest rates or Federal Reserve balance sheet composition), negative views or loss of confidence about us, the financial services industry or the U.S. monetary system generally, or due to a specific news event (e.g., bank failures), the further development and acceptance of nonbank digital asset ecosystems (e.g., stablecoin), changes in the regulatory environment or governmental fiscal or monetary policies, actions by credit rating agencies or an operational problem that affects third parties or us. The impact of these potentially sudden events, whether within our control or not, could result in our inability to sell assets or redeem investments, unforeseen outflows of cash, draws on liquidity facilities, reduced financing balances, the loss of equity secured funding, debt repurchases to support the secondary market or meet client requests, the need for additional funding for commitments and contingencies and unexpected collateral calls, among other things, the result of which could be increased costs, a liquidity shortfall and/or impact on our liquidity coverage ratio and net stable funding ratio.
Our liquidity and cost of funds may be impacted by reputational damage, investor behavior and confidence, debt market disruption, firm specific concerns or prevailing market conditions, including changes in interest and currency exchange rates, significant fluctuations in equity and futures prices, lower trading volumes and prices of securitized products and our credit spreads. Increases in interest rates and our credit spreads can increase funding costs and result in mark-to-market or credit valuation adjustment exposures. Credit spread changes are market driven and may be influenced by market perceptions of our creditworthiness, including credit rating changes or changes in broader financial market and macroeconomic conditions. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile. We may also experience net interest margin compression from offering higher than expected deposit rates in order to attract and maintain deposits or otherwise. Concentrations within our funding profile, such as by maturity, currency or counterparty, can also reduce our funding efficiency.
Reduction in our credit ratings could limit our access to funding or the capital markets, increase borrowing costs or trigger additional collateral or funding requirements.
Our credit ratings directly affect our borrowing costs and access to funding. Credit ratings are also important to investors, clients or counterparties when we compete in certain markets and seek to engage in certain transactions, including over-the-counter (OTC) derivatives. Rating agencies conduct ongoing reviews of our credit ratings based on a number of financial and nonfinancial factors, including our franchise, financial strength, performance and prospects, management, governance, risk management practices, capital adequacy, asset quality and operations, among other criteria, as well as factors beyond our control, such as regulatory developments, macroeconomic and geopolitical conditions, changes in rating methodologies or U.S. sovereign debt ratings.
Rating agencies could adjust our credit ratings at any time and there can be no assurance as to whether or when a downgrade could occur. A downgrade could widen our credit spread, negatively affect our access to credit markets, the related cost of funds, our businesses and certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. Downgrades of short-term credit ratings of our parent company or bank or broker-dealer subsidiaries, could reduce or eliminate access to short-term funding sources such as repo financing, and/or incur increased cost of funds and increased collateral requirements. Under the terms of certain OTC derivative contracts and other trading agreements, a credit rating downgrade could require us or our subsidiaries to post additional collateral or permit counterparties to terminate these contracts or agreements.
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
Bank of America Corporation, as the parent company, is a separate and distinct legal entity from its bank and nonbank subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company, which could result in adverse liquidity events. The parent company depends on dividends, distributions, loans and other payments from our bank and nonbank subsidiaries to fund dividend payments on our common and preferred stock and to

Bank of America 10

fund payments on our other obligations, including debt obligations. Any inability of our subsidiaries to transfer funds, pay dividends or make payments to the parent company may adversely affect our cash flow, liquidity and financial condition.
Many subsidiaries, including bank and broker-dealer subsidiaries, are subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. Our bank and broker-dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates, minimum regulatory capital and liquidity requirements and restrictions on their ability to use funds deposited with them in bank or brokerage accounts to fund their businesses. Intercompany arrangements in connection with our resolution planning submissions could restrict the amount of subsidiary funding available to the parent company from our subsidiaries under certain adverse conditions.
Additional restrictions on transactions with certain related parties, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of the parent company and may require the parent company to provide additional funding to such subsidiaries. Regulatory action that requires additional liquidity at our subsidiaries could impede access to funds we need to pay our obligations or pay dividends. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to prior claims of the subsidiary’s creditors.
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
Our credit portfolios may be impacted by U.S. and global macroeconomic and market conditions and uncertainties, events and disruptions, including declines in GDP, consumer spending or property values, asset price corrections, increasing consumer and corporate leverage, increases in corporate bond spreads, government shutdowns or policies such as tax changes, changes in international trade policy including tariff rates, rising or elevated unemployment levels, elevated inflation or cost of living expenses, fluctuations in foreign exchange or interest rates, as well as the emergence of widespread health emergencies or pandemics, extreme weather events and natural disasters. Significant economic or market stresses and disruptions typically have a negative impact on the business environment and financial markets, which could impact the underlying credit quality of our borrowers and counterparties and asset values. Property value declines or asset price corrections could increase the risk of borrowers or counterparties defaulting or becoming delinquent in their obligations to us, and could decrease the value of the collateral we hold, which could increase credit losses. Credit risk could also be magnified by lending to leveraged borrowers or as a result of declining asset prices, including property or collateral values. Simultaneous drawdowns on lines of credit and/or an increase in a borrower’s leverage in a weakening economic environment, or otherwise, could result in deterioration in our credit portfolio, should borrowers be unable to fulfill competing financial obligations. Increased delinquency and default rates could adversely affect our credit portfolios and increase charge-offs and provisions for credit losses.
A recessionary environment and/or a rise in unemployment could adversely impact the ability of our consumer and/or commercial borrowers or counterparties to meet their financial obligations and negatively impact our credit portfolio. Consumers have been and may continue to be negatively impacted by inflation and/or a higher cost of living, potentially resulting in drawdowns of savings or increases in household debt. Elevated interest rates over the past several years, which have increased debt servicing costs for some businesses and households, may adversely impact credit quality, particularly in recessionary environments. Certain sectors also remain at risk

11 Bank of America

(e.g., commercial real estate, particularly office) as a result of shifts in demand and tight financial and credit conditions. Globally, conditions of slow growth or recession could further contribute to weaker credit conditions. If the macroeconomic environment or certain sectors worsen, our credit portfolio, net charge-offs, provision and allowance for credit losses could be adversely impacted.
We establish an allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, based on management's best estimate of lifetime current expected credit losses (CECL) inherent in our relevant financial assets. The process to determine the allowance for credit losses uses models and assumptions that require us to make difficult and complex judgments that are often interrelated, including forecasting how borrowers or counterparties may perform in changing economic conditions. The ability of our borrowers or counterparties to repay their obligations may be impacted by changes in future economic conditions, which in turn could impact the accuracy of our loss forecasts and allowance estimates. There is also the possibility that we have failed or will fail to accurately identify the appropriate economic indicators or accurately estimate their impacts to our borrowers or counterparties, which could impact the accuracy of our loss forecasts and allowance estimates.
If the models, estimates and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers or counterparties, which are more sensitive due to the current uncertain macroeconomic and geopolitical environment, prove inaccurate in predicting future events, we may suffer losses in excess of our CECL. In addition, changes to external factors can negatively impact our recognition of credit losses in our portfolios and allowance for credit losses.
The allowance for credit losses is our best estimate of CECL, but there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly, quickly or unexpectedly. As circumstances change, we may increase our allowance, which would reduce earnings. If economic conditions worsen, impacting our consumer and commercial borrowers, counterparties or underlying collateral, and credit losses are unexpectedly worse, we may increase our provision for credit losses, which could adversely affect our results of operations and financial condition.
Our concentrations of credit risk could adversely affect our credit losses, results of operations and financial condition.
We have been in the past and may in the future be subject to concentrations of credit risk because of a common characteristic or common sensitivity to economic, financial, public health or business developments. Concentrations of credit risk may reside in a particular industry, geography, product, asset class, counterparty or within any pool of exposures with a common risk characteristic. A deterioration in the financial condition or prospects of a particular industry, geographic location, product or asset class, or a failure or downgrade of, or default by, any particular entity or group of entities could negatively affect our businesses, and it is possible our limits and credit monitoring exposure controls will not function as anticipated.
We execute a high volume of transactions and have significant credit concentrations with respect to the financial services industry, predominantly comprised of broker-dealers, commercial banks, investment banks, insurance companies, mutual funds, hedge funds, CCPs, alternative asset managers and other institutional clients or finance companies. Financial services institutions and other counterparties are inter-related because of trading, funding, clearing or other relationships.
Defaults by one or more counterparties, or market uncertainty about the financial stability of one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity disruptions, losses, defaults and related disputes and litigation.
Our credit risk may also be heightened by market risk when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure, which may occur from events that impact the value of the collateral, such as a sudden change in asset price or fraud. Disputes with obligors as to the valuation of collateral could increase with significant market stress, volatility or illiquidity, and we could suffer losses if we are unable to realize the fair value of the collateral or manage declines in the value of collateral. Our counterparty credit risk can increase if margin posted by counterparties is insufficient to cover exposures and elevated counterparty exposure is accompanied by an increase in the counterparty’s likelihood of default.
We have concentrations of credit risk, including with respect to our consumer real estate and consumer credit card exposure, as well as our commercial real estate, finance companies and asset managers and funds portfolios, which represent a significant percentage of our overall credit portfolio. Declining home price valuations and demand where we have large concentrations could result in increased servicing advances and expenses, defaults, delinquencies or credit losses. The increasing frequency and severity of extreme weather events and natural disasters, including earthquakes, droughts, floods, wildfires and hurricanes, could negatively impact collateral, the valuations of home or commercial real estate or our clients’ ability and/or willingness to pay fees, outstanding loans or afford new products. This could also cause insurability risk and/or increased insurance costs to clients. Economic weaknesses, increased or sustained elevated inflation, adverse business conditions, market disruptions, adverse economic or market events, rising interest or capitalization rates, declining asset prices, greater volatility in areas where we have concentrated credit risk or deterioration in real estate values or household incomes may cause us to experience higher credit losses in our portfolios or write down the value of certain assets. We could also experience continued and long-term negative impacts to commercial credit exposure and increased credit losses in industries that may be permanently impacted by changes in consumer preferences, tariffs or other industry disruptions, including from emerging technologies.
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
During 2025, the U.S. housing market continued to be impacted by elevated mortgage rates, including 30-year fixed-rate mortgages that more than doubled from 2021. In addition, while U.S. home prices have experienced meaningful appreciation over the past several years and remained generally stable in 2025, there has been some regional dispersion in

Bank of America 12

housing prices since the beginning of 2025, which we have been closely monitoring. These trends have negatively impacted housing affordability generally, and therefore the demand for some of our products. A downturn in the U.S. housing market could result in significant write-downs of asset values in several asset classes, notably our held-for-investment residential mortgage and home equity portfolio. If the U.S. housing market weakens and real estate values decline, we could experience increased credit losses and delinquent servicing expenses, negatively affecting our allowance for credit losses and representations and warranties exposures, and adversely affecting our results of operations and financial condition.
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
We do business globally, including in emerging markets. Economic or geopolitical stress in one or more countries could have a negative impact regionally or globally, resulting in, among other things, market volatility, valuation declines and declines in economic output. Our liquidity and credit risk could be adversely impacted by, and our businesses and revenues derived from non-U.S. jurisdictions are subject to, risk of loss from financial, social or judicial instability, economic sanctions, government leadership changes, including from electoral outcomes or otherwise, governmental or central bank policy changes, expropriation, nationalization and/or confiscation of assets, price controls, high inflation, weather events, natural disasters, widespread health emergencies or pandemics, capital controls, currency re-denomination risk from a country exiting the EU or otherwise, currency fluctuations, foreign exchange controls or movements (caused by devaluation or de-pegging), unfavorable political and diplomatic developments, oil price fluctuations and changes in legislation. These risks are heightened in emerging markets.
Political and economic interactions between the U.S. and important trading partners, including China, but also more broadly across Asia, Europe, Latin America and North America, have become increasingly fragmented and complex and may result in sanctions, further tariff increases or other restrictive actions on cross-border trade, investment and transfer of data and information technology. Such actions, which may also include actions taken against other countries to enforce trade restrictions, could reduce trade volumes, result in supply chain disruptions, increase costs for producers, and adversely affect our businesses and revenues, as well as our clients and counterparties, including their credit quality.
Slowing growth, recessionary conditions, adverse geopolitical conditions and political or civil unrest, foreign trade competition, employment levels, wage pressures and elevated inflation in certain countries may pose challenges, including from volatility in financial markets. Foreign exchange rates against the U.S. dollar remain uncertain and potentially volatile, and depreciation could increase our financial risks with clients that deal in non-U.S. currencies but have U.S. dollar-denominated debt.
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
Our non-U.S. businesses are also subject to extensive regulation by governments, securities exchanges and regulators, central banks and other regulatory bodies. In many countries, the LRRs applicable to the financial services and securities industries are less predictable, prone to change and uncertainty, regularly evolving and may conflict with similar LRRs in the U.S. We spend significant resources on understanding and monitoring foreign LRRs, some with less predictable legal and regulatory frameworks, as well as managing our relationships with multiple regulators in various jurisdictions. Failure to comply with local laws and manage our relationships with regulators could result in increased expenses, changes to our organizational structure and adversely affect our businesses, reputation and results of operations in that market.
We are also subject to complex and extensive U.S. and non-U.S. LRRs, which subject us to costs and risks relating to bribery and corruption, know-your-customer requirements, anti-money laundering, embargo programs and economic sanctions, which can vary or conflict across jurisdictions. These LRRs require implementation of complex operational capabilities and compliance programs. Claims regarding non-compliance,

13 Bank of America

including improper implementation, and/or violations could result in increasing operational and compliance costs, enforcement actions and civil and criminal penalties against us and our employees, and result in operational restrictions and reputational harm. The increasing speed and novel ways in which funds circulate could make it more challenging to track such movement and heighten financial crimes risk. Compliance with evolving regulatory regimes and legal requirements depends on our ability to improve and/or evolve our processes, controls, surveillance, detection, reporting and analytics, and could be adversely impacted by operational failures.
We are also subject to other geopolitical risks, including acts or threats of international or domestic terrorism, including responses by the U.S. or other governments thereto, corporate espionage, civil unrest and/or military conflicts, including the escalation of tensions between China and Taiwan, which could adversely affect business, market trade and general economic conditions abroad and in the U.S. Adverse developments in or expansions of existing military conflicts (e.g., Russia/Ukraine, Middle East) or new military conflicts could also negatively impact commodity and other financial markets, as well as economic conditions. Widening regional conflicts resulting in the involvement of neighboring countries and/or North Atlantic Treaty Organization member countries and/or military conflicts in other areas of the world could result in additional economic disruptions, financial market volatility, higher inflation and changes to asset valuations, which could disrupt our operations and adversely affect our results of operations. Also, the use of cyberattacks or campaigns, cyberespionage or other unauthorized access to networks and systems by nation states or their proxies, including utilizing emerging technologies such as AI, has increased and threatens our and our third parties’ operations and information systems, and the financial systems and infrastructure upon which we rely.
The uncertainty around the U.S. government’s debt levels and ceiling and a growing federal budget deficit could lead to further credit rating downgrades and/or defaults on its debt. The recurrence of a prolonged government shutdown could weaken the U.S. dollar, cause market volatility, negatively impact the global economy and banking system and adversely affect our financial condition, including our liquidity. Also, changes in fiscal, monetary, regulatory, trade and/or foreign policy, employment levels, wage pressures, supply chain disruptions and higher inflation, could increase our compliance costs and adversely affect our business operations, organizational structure and results of operations. Emerging market currency values and monetary policy settings are particularly sensitive to such changes in U.S. monetary policy. Also, fluctuations in U.S. interest rates and/or tariff rates, could result in additional currency volatility in a number of non-U.S. markets.
Business Operations
A failure in or breach of our operations or information systems, or those of third parties or the financial services industry, could cause disruptions, adversely impact our businesses, results of operations and financial condition, and cause legal or reputational harm.
Operational risk exposure exists throughout our organization, including risks arising from our operations and information systems, which comprise the hardware, software, infrastructure, backup systems and other technology that we own or use to collect, process, maintain, use, share, transmit or dispose of information, including personal and/or confidential employee, client and third-party information, which are integral to the performance of our businesses. Our extensive interactions with, and reliance on, third parties and the financial services industry, including the processing and reporting of a large number of complex transactions at increasing speeds in many currencies and jurisdictions, creates additional operational risk.
Our operations and information systems and components thereof, and those of our third parties, have been, and in the future may be, ineffective or fail to operate properly or become disabled or damaged as a result of a number of factors, including events that may be wholly or partially beyond our or such third party’s control. Such events have adversely affected, and in the future could adversely affect, physical site access of our operations, the safeguarding of information and our ability to process transactions, provide services to our clients and perform other operations, including reporting and decision-making. Short-term or prolonged disruptions to our or our third parties’ critical business operations and client services are possible, such as due to computer, telecommunications, network, utility, electronic or physical infrastructure outages, including from abuse or failure of our electronic trading and algorithmic platforms, significant unplanned increases in client transactions, fraudulent transactions, cyberattacks, extortion attempts, aging information systems, newly introduced or identified vulnerabilities or defects in hardware and software, failure of or defects in infrastructure or manual processes, technology project implementation challenges and deficiencies, including from the use of emerging technologies such as AI, and supply chain disruptions. Operational disruptions and prolonged operational outages could also result from events arising from natural disasters, including earthquakes and acute and chronic weather events, such as wildfires, tornadoes, hurricanes and floods, some of which are happening with more frequency and severity, as well as local or larger scale political or social matters, including civil unrest, terrorist acts and military conflict.
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
We also rely on our employees, representatives and third parties in our day-to-day operations, who may, due to illness, unavailability, the emergence of widespread health emergencies or pandemics, human error, social engineering, misconduct (e.g., errors in judgment, malice, fraud or illegal activity), malfeasance or a failure, breach or misuse of information systems, cause disruptions to our organization and expose us to operational losses, regulatory risk and reputational harm. Our and our third parties’ inability to properly introduce, deploy and manage operational or technology changes and continuously alter, improve and automate processes and systems, including related controls, such as regarding internal financial and governance processes, existing products and services, and new product innovations and technology, could also result in additional operational, information security, reputational and regulatory risk, including from the use of AI.
Regardless of the measures we have taken to implement training, procedures, controls, backup systems and other safeguards to support our operations and bolster our operational resilience, our ability to conduct business may be adversely affected by significant failures or disruptions to us or to third parties with whom we interact and rely upon. This includes localized or systemic cyber events or other technology

Bank of America 14

incidents that result in outages or unavailability of information systems, part or all of the internet, cloud services and/or the financial services industry, networks, platforms, systems and infrastructure (e.g., funds transfers, electronic trading and algorithmic platforms and critical banking activities), which could be exacerbated by the interconnectivity and concentration of technology or service offerings in a small number of providers or models, including AI and cloud services, and result in systemic operational impact to us and across the financial services industry or beyond. Our ability to implement backup systems and other safeguards is more limited with respect to third-party systems and the financial services industry infrastructure. Weakness in and/or the inability to simplify and improve our and our third parties’ processes or controls could impact our ability to deliver products or services to our clients and expose us to regulatory, reputational and operational risks.
We use, and expect to increasingly use, emerging technologies, including AI, across our operations, including business processes, services and products, and we expect greater AI adoption by our third parties, clients, counterparties, clearinghouses and financial intermediaries. Expanded use of AI, including emerging third‑party AI services and autonomous AI agents, may result in increased data risk, unpredictable system interactions, inadequate controls or safeguards, AI failure, or produce unintended operations or consequences. AI services used by our clients or third parties may interact with our systems or communicate directly with our employees, and may act without authorization, make execution errors, behave unpredictably or be misaligned with intended outcomes, which could result in additional operational, legal and regulatory risk, and reputational harm.
There can be no assurance that our resiliency, business continuity, technology change and information security response plans will effectively mitigate our operational risks. Any backup systems or manual processes may not process data accurately and/or as quickly or effectively as our primary systems, and some data might not be available or backed up. Also, the speed at which we are able to remediate any failure or disruption of our operations and/or information systems may vary across jurisdictions. We regularly update the operational processes and information systems we rely on to support our operations and growth, including as part of our efforts to comply with all applicable LRRs globally. This updating entails significant costs and creates risks associated with implementing new or modified operational processes and information systems and integrating them with existing information systems, including business interruptions, failures or ineffectiveness.
Increasing reliance on our information systems and frequency of weather events and other natural disasters heighten our risk of operational loss. Any failure or disruption of our or our third parties’ operations or information systems resulting in disruption to our critical business operations and client services, a failure to identify or effectively respond to operational risks timely and/or a failure to continue to deliver our services through an operational failure or disruption could impact the confidentiality, integrity or availability of data and information, and expose us to various risks, including market abuse, fraud, financial losses and other costs, misappropriation and corruption, loss of trust or confidence in us and/or the financial services industry, client attrition, regulatory (e.g., LRR compliance), market, privacy and liquidity risk, adversely impact our results of operations and financial condition and cause legal, regulatory or reputational harm.
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
Our business is highly dependent on the security, controls and efficacy of our information systems, and the information systems of our clients and third parties (e.g., providers of products and services, law firms, other financial institutions, financial counterparties, financial data aggregators, the financial services industry, financial intermediaries (e.g., such as clearing agents, exchanges and clearing houses), U.S. and non-U.S. federal and state governments and regulators, providers of outsourced software, services and infrastructure (e.g., internet access, cloud service providers and electrical power) and retailers for whom we process transactions) with whom we interact, on whom we rely or who have access to our clients’ information and other sensitive data. We rely on effective access management and the secure collection, processing, maintenance, use, transmission, storage, dissemination and disposition of information in our and our third parties’ information systems. Our cybersecurity risk and exposure remains heightened, including because of our prominent size and scale, high-profile brand, global presence and role in the financial services industry and the broader economy.
We and our employees, regulators, clients and third parties are ongoing targets of an increasing number of cybersecurity threats and cyberattacks. The tactics, techniques and procedures used in cyberattacks are pervasive, sophisticated, rapidly evolving and designed to evade security measures. Cybersecurity threats, including computer viruses, malicious or destructive code (such as ransomware), social engineering, real and virtual impersonation, denial of service or information attacks and other security breach tactics targeting us or third parties have and in the future are likely to result in disruptions to our businesses and operations, loss of funds, including from attempts to defraud us and/or our clients, and impacts to the confidentiality, integrity or availability of our systems and information (e.g., intellectual property and the personal and/or confidential information of our employees, clients and third parties). Cyberattacks are carried out globally by a growing number of actors, including organized crime groups, hackers, terrorist organizations, hostile foreign governments and their proxies, state-sponsored actors, activists, disgruntled employees and other persons or entities.
Our risk from cybersecurity threats and incidents, information and security breaches and technology failures continues to increase due to the acceptance and use of digital banking and other digital products and services, including mobile banking products, and reliance on remote access tools and other technology, which have resulted in increased reliance on virtual or digital interactions, a growing number of access points to our information systems and greater amounts of information being available for access. Greater demand on our information systems and security tools and processes are expected.
Emerging technologies, such as AI and quantum computing, are expected to increase these risks. For example, AI lowers the entry barriers to plan and execute cyberattacks, enables more personalized and harder to detect social engineering, and improves vulnerability discovery, which may result in the increased likelihood of exploitation and the speed, scope, scale, and sophistication of cyberattacks. Advances in quantum computing may introduce cryptography risks that threaten the

15 Bank of America

security of our information and systems and strengthen threat actor capabilities in ways that are difficult to anticipate. These technologies, alone or in combination with others, may amplify the risks they pose.
We also face significant third-party technology, cybersecurity and operational risks relating to the large number of clients and third parties on whom we rely to operate our business. Third-party information systems extend beyond our security and control systems, and such third parties have varying levels of security and cybersecurity resources, expertise, safeguards, controls and capabilities and in some cases may be more vulnerable to cyberattacks. Threat actors may actively seek to exploit third-party security and cybersecurity weaknesses. The relationships of our third parties with us may increase the risk that they are targeted by the same threats we face, and such third parties may be less prepared for such threats. Also, we are at risk from critical third-party information security and open-source or proprietary software defects and vulnerabilities. We must rely on our third parties to detect and promptly report cybersecurity incidents, vulnerabilities and technology failures. Their failure could impair our ability to report or respond to such incidents, vulnerabilities and failures effectively or timely.
Due to increasing consolidation, interdependence and complexity of financial entities and technology and information systems, a cybersecurity threat or incident, information or security breach or technology failure that significantly exposes, degrades, destroys, renders unavailable or compromises the information systems or information of one or more financial entities or other third parties, including cloud service providers, could adversely impact us and increase the risk of operational failure and loss, as disparate information systems need to be integrated, often on an accelerated basis. Also, any similar events affecting our information systems or information could adversely impact third parties and the critical infrastructure of the financial services industry, creating additional risk to us.
Cybersecurity incidents or information or security breaches could persist for an extended period of time prior to detection, and it often takes additional time to determine the scope, extent, amount and type of impact, including the information altered, destroyed, accessed or otherwise compromised, following which the measures to recover and restore to a business-as-usual state may be difficult to assess and require notification to our clients, government officials and regulators. We have spent and expect to continue to spend significant resources to modify and enhance our protective measures and our capabilities to respond and recover, investigate and remediate software and network defects and vulnerabilities, and defend against, detect and respond to cybersecurity threats and incidents, whether to us, third parties, the industry or businesses generally. Regardless of the efforts we take to protect the integrity and resilience of our information systems and implement controls, processes, policies, employee training and other protective measures, we cannot anticipate and detect all cybersecurity threats and incidents and/or develop or implement effective preventive or defensive measures designed to prevent, respond to or mitigate all cybersecurity threats and incidents. Internal access management or other technology failures could impact the confidentiality, integrity or availability of data and information. Our vulnerability increases if employees fail to exercise sound judgment and vigilance when targeted with social engineering or other cyberattacks.
While we and our third parties have experienced cybersecurity incidents, information and security breaches and technology failures, as well as adverse impacts from such events, including as described in this risk factor, we have not experienced material losses or other material consequences relating to cybersecurity incidents, information or security breaches or technology failures, whether directed at us or our third parties. However, we expect to continue to experience such events and impacts ourself and at our third parties with increased frequency and severity due to the evolving threat environment. There can be no assurance that future cybersecurity incidents, information and security breaches and technology failures, including those experienced by our third parties, will not have a material adverse impact on us, including our businesses, results of operations and financial condition.
Future cybersecurity incidents, information or security breaches or technology failures suffered by us or our third parties could result in disruption to our day-to-day business activities and an inability to effect transactions, execute trades, service our clients, safeguard information, manage our exposure to risk, expand our businesses, detect and prevent fraudulent or unauthorized transactions, and maintain information systems and telecommunication access, business operations, and client services, in the U.S. and/or globally. Also, we could experience the loss of clients and business opportunities, the withdrawal of client deposits, the misappropriation, alteration or destruction of our or our third parties’ intellectual property or confidential information, the unauthorized access to or temporary or permanent destruction, loss or theft of information (e.g., of our employees and clients), significant lost revenue, increased risk of fraudulent transactions, misappropriation of funds, losses and claims brought by third parties, violations of applicable privacy, cybersecurity and other LRRs, litigation exposure, economic sanctions, enforcement actions, government fines, penalties or intervention and other negative consequences. Although we maintain cyber insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate. In the case of any cybersecurity incident, information or security breach or technology failure arising from third-party systems impacting us, any third-party indemnification may not be applicable or sufficient to address the impact of such cybersecurity incidents, information or security breaches or technology failures, including monetary losses. Any actual or perceived occurrence of the events described above could adversely impact our businesses, results of operations, liquidity and financial condition, and cause reputational harm.
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

Bank of America 16

alleged deficiencies in processing documents necessary to comply with state law governing foreclosure.
Changes in the structure of and relationship among the GSEs could adversely impact our business.
We rely on the GSEs to guarantee or purchase certain mortgage loans that meet their conforming loan requirements. During 2025, we sold approximately $2.3 billion of loans to GSEs, primarily Freddie Mac (FHLMC). FHLMC and Fannie Mae are currently in conservatorship, with the Federal Housing Finance Agency acting as conservator. While there have been periodic proposals to remove or exit the GSEs from conservatorship and eliminate the perceived “implicit guarantee” associated with the GSEs, none have yet to be executed successfully. We cannot predict the future prospects of the GSEs, including the timing of any recapitalization or release from conservatorship, or any legislative or rulemaking proposals regarding the GSEs’ status in the housing market. If the GSEs take a reduced role in the marketplace, including by limiting the mortgage products they offer, we could be required to seek alternative funding sources, retain additional loans on our balance sheet, secure funding through the Federal Home Loan Bank system, or securitize the loans through Private Label Securitization, which could increase our cost of funds related to the origination of new mortgage loans, increase credit risk and/or impact our capacity to originate new mortgage loans. These developments could adversely affect our securities portfolios, capital levels, liquidity and results of operations.
Our risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Our risk management framework is designed to minimize our risk and loss. We seek to effectively and consistently identify, measure, monitor, report and control the risk types to which we are subject, including the seven key risk types we face. Risks also may span across multiple key risk types, including cybersecurity risk, legal risk, financial risk associated with concentration and climate risk. While we employ a broad and diversified set of controls and risk mitigation techniques, including modeling and forecasting, hedging strategies and techniques seeking to balance our ability to profit from trading positions with our exposure to potential losses, we are inherently limited by our ability to identify and measure all risks, including emerging and unknown risks, anticipate the timing and impact of risks, apply effective hedging strategies, make correct assumptions, manage and aggregate data correctly and efficiently, identify changes in markets or client behaviors not historically reflected and develop risk management models and forecasts to assess and control risk.
Our risk management depends on our ability to consistently execute all elements of our risk management program, develop and maintain a culture of managing risk well throughout the Corporation and manage third-party risks, including providers of products and services, to allow for effective risk management and help confirm that risks are appropriately considered, evaluated and responded to timely. Uncertain economic and geopolitical conditions, widespread health emergencies and pandemics, heightened legislative and regulatory scrutiny of and change within the financial services industry, the pace of technological changes, including AI and quantum computing, accounting, tax and market developments, the failure of employees, representatives and third parties to comply with our policies and Risk Framework and the overall complexity of our operations, among other developments, have in the past and may in the future, result in a heightened level of risk, including operational, reputational and compliance risk. Failure to manage evolving risks or properly anticipate, escalate, control or mitigate risks could result in further legal and regulatory risk and losses and adversely affect our reputation and results of operations.
Regulatory, Compliance and Legal
We are highly regulated and subject to evolving government legislation and regulations and certain settlements, orders and agreements with government authorities from time to time.
We operate in a highly regulated industry and are subject to evolving and comprehensive federal, state and foreign LRRs and Executive Branch Actions. This significantly affects and has the potential to increase our compliance and operational costs, restrict the scope of our existing businesses, impact potential relationships with our clients, require changes to our employment practices, business strategies, risk management, governance processes and controls and procedures, require us to hold more capital, limit our ability to pursue certain business opportunities, including the products and services we offer, reduce certain fees and rates and/or make our products and services more expensive for our clients. We are also required to file various financial and nonfinancial regulatory reports to comply with LRRs in the jurisdictions in which we operate, which results in additional compliance and operational risk.
We continue to adjust our business and operations, legal entity structure, systems, disclosure, policies, procedures, processes, controls and governance, including with regard to capital and liquidity management, risk management and data management, in an effort to comply with LRRs, and evolving expectations, guidance and interpretation by regulatory authorities, including the Department of Treasury (e.g., the Internal Revenue Service (IRS) and OFAC), Financial Crimes Enforcement Network, Federal Reserve, OCC, CFPB, Financial Stability Oversight Council, FDIC, Department of Labor, SEC and CFTC in the U.S., foreign regulators, other government authorities and self-regulatory organizations. We expect to become subject to future LRRs, including beyond those currently proposed, adopted or contemplated in the U.S. or abroad, and evolving interpretations of existing and future LRRs, and may be subject to Executive Branch Actions, which may include FDIC assessments, loss allocations between financial institutions and clients regarding the use of our products and services, including electronic payments, employment practices, fair access to banking products and services, the terms of our products and services and climate and environmental risk management and sustainability reporting and disclosure. LRRs related to emerging technologies, such as AI, cybersecurity and data management, are also rapidly evolving across jurisdictions and could require changes related to deployments and operational processes and increase compliance costs and regulatory, compliance and legal risks.
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
Our regulators’ prudential and supervisory authority gives them broad power and discretion to direct our actions, and they

17 Bank of America

have an active oversight, inspection and investigatory role across the financial services industry. Regulatory focus is not limited to LRRs applicable to the financial services industry, but includes other significant LRRs that apply across industries and jurisdictions, including those related to anti-money laundering, anti-bribery, anti-corruption know-your-customer requirements, embargoes and economic sanctions.
We are also subject to existing and potential LRRs in the U.S. and abroad, including the CCPA and GDPR, regarding privacy and the disclosure, collection, use, sharing and safeguarding of personally identifiable information, including our employees, clients, suppliers, counterparties and other third parties. Violations could result in litigation, regulatory fines, enforcement actions and operational loss. Expected new and evolving data privacy laws globally may increase compliance costs, litigation, regulatory fines and enforcement actions. There remains complexity and uncertainty, including potential suspension or prohibition, regarding data transfer because of concerns over compliance with LRRs for cross-border flows and transfers of personal data globally, and resulting from judicial and regulatory guidance. Other jurisdictions have commenced or may commence consultation efforts or enacted new legislation or regulations to establish standards for personal data transfers. If cross-border personal data transfers are suspended or restricted or we are required to implement distinct processes for each jurisdiction’s standards, this could result in operational disruptions to our businesses, additional costs, increased enforcement activity, new contract negotiations with third parties, and/or modification of such data management.
As part of their enforcement authority, our regulators and other government authorities have the authority to, among other things, conduct a wide range of investigations and legal and regulatory proceedings, pursue enforcement actions, assess civil or criminal monetary fines, penalties or restitution, require remediation, issue cease and desist orders, limit business activities and restrict operations, suspend or withdraw licenses and authorizations, initiate injunctive action, apply regulatory sanctions or cause us to enter into consent orders. Costs to settle, remediate or comply with enforcement actions have been substantial and may increase. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such resolutions, which could have significant consequences, including reputational harm, loss of clients, restrictions on accessing capital markets, and the inability to operate businesses or offer products. Responses to regulators and other government authorities often are time-consuming, expensive and divert management attention. Any matter may take years to resolve and be difficult to predict or estimate.
The terms of settlements, orders and agreements that we have entered into with government entities and regulatory authorities have also imposed, or could impose, significant operational and compliance costs, including enhancements to our procedures and controls, losses with respect to fraudulent transactions perpetrated against our clients, expansion of our risk and control functions within our lines of business, investment in technology and the hiring of significant numbers of additional risk, control and compliance personnel. For example, in December 2024, the OCC issued a Consent Order against BANA relating to certain aspects of its BSA, anti-money laundering and economic sanctions compliance programs, and we continue to respond to requests for information about similar aspects of such programs from other regulators. Failure to meet the requirements of such settlements, orders or agreements, or, more generally, the failure to maintain risk and control procedures and processes that meet the heightened standards established by our regulators and other government authorities, could result in further settlements, orders or agreements and additional fines, penalties or judgments, or material regulatory restrictions on our businesses.
Actual or perceived misconduct by us, our employees or representatives that are illegal, unethical or contrary to our core values, including the handling of fiduciary obligations, conflicts of interest and the misuse of confidential information, could harm us, our shareholders or clients or damage the integrity of the financial markets, and are subject to increasing regulatory scrutiny across jurisdictions. Given the complexity of the regulatory and enforcement regimes across jurisdictions and coupled with the global scope of our operations, a single event or practice or a series of related events or practices may give rise to a significant number of overlapping investigations and regulatory proceedings by multiple federal, state and foreign regulators and government authorities. Actions by other financial institutions in businesses in which we operate may result in regulatory investigations adversely affecting us.
While we believe that we have an appropriate approach to developing and implementing risk management and compliance programs, compliance risks will continue to exist, particularly as we anticipate and adapt to new and evolving LRRs, shifting priorities of our U.S. and non-U.S. regulators and government authorities and evolving interpretations, and potential misconduct by bad actors globally. We also rely upon third parties who may expose us to compliance and legal risk, including from their failure to timely address regulatory changes. Future executive, legislative or regulatory actions, and any required changes to our business or operations or strategy, or those of third parties upon whom we rely, resulting from such developments and actions could result in a significant loss of revenue, impose additional compliance and other costs or otherwise reduce our profitability, limit the products and services that we offer or our ability to pursue certain businesses and business opportunities, require us to dispose of certain businesses or assets, affect the value of assets held, require changes in training, testing, governance, controls and procedures and compensation practices, require us to increase prices and therefore reduce demand for our products, reduce fees or otherwise adversely affect our businesses.
We are subject to significant financial and reputational harm from potential liability arising from lawsuits and regulatory and government action.
We face significant legal risks in our business, with a high volume of claims against us, including related to various products, services and markets. The amount of damages, penalties and fines that private litigants, including clients and other counterparties, and regulators seek from us and other financial institutions continues to be significant and unpredictable.
U.S. federal and state regulators and government agencies, state attorneys general and regulators in foreign jurisdictions regularly pursue enforcement claims and litigation against financial institutions, including us, for alleged violations of law and client harm, including under the Financial Institutions Reform, Recovery, and Enforcement Act, the federal securities laws, the False Claims Act, fair lending laws and regulations (e.g., the Equal Credit Opportunity Act and the Fair Housing Act), the FCPA, the BSA, regulations issued by OFAC, Home Mortgage Disclosure Act, antitrust laws, and consumer protection laws and regulations related to products and services such as overdraft and sales practices, including prohibitions on unfair, deceptive, and/or abusive acts and practices (UDAAP) under the Consumer Financial Protection Act and the Federal Trade

Bank of America 18

Commission Act, and EFTA, as well as other enforcement action taken by prudential regulators with respect to safety, soundness and appropriateness of our business practices. Such claims may require substantial remediation and carry significant penalties, restitution and, in certain cases, treble damages. The ultimate resolution of regulatory inquiries, investigations and other proceedings which we are subject to is difficult to predict.
We and our regulators have an increased focus on privacy, information security and emerging technologies, such as AI. This includes cybersecurity incidents perpetrated against us, our clients, providers of products and services, counterparties and other third parties, the collection, use and sharing of data, and safeguarding of personally identifiable information and corporate data, as well as the development, implementation, use and management of emerging technologies, which have resulted in, and will likely continue to result in, related litigation (including class actions) or government enforcement, including with regard to compliance with U.S. and global LRRs, and could subject us to fines, judgments and/or settlements and involve reputational losses. The interconnectedness and complexity of AI models may complicate oversight and compliance, and reliance on third‑party AI models further increases our risks due to limited visibility into their training data, methodologies and safeguards. Inaccurate AI outputs, unintended or unauthorized exposure of confidential information, biases and possible infringement of intellectual property rights through the use of AI increase this risk. Also, increasing scrutiny regarding sustainability-related policies, goals, targets and disclosure could result in litigation, regulatory investigations and actions.
In addition to the consent order regarding BSA/anti-money laundering and economic sanctions compliance programs, in recent years we have entered into orders or settlements with certain government agencies regarding the rates paid on uninvested cash in brokerage and investment advisory accounts that is swept into interest-paying bank deposits, credit card sales and marketing practices and representment fee practices and our participation in implementing COVID-19-related government relief measures and other federal and state government assistance programs, including unemployment benefit processing for California and certain other states. We are, or may become subject to related litigation or investigations by other regulators related to the conduct that resulted in these orders, or orders or investigations we become subject to in the future, which may result in judgments and/or settlements. Also, we may be adversely impacted by matters related to fraud perpetrated against our clients in connection with their use of electronic payments (including Zelle) and other similar products and services, which could result in judgments or settlements, and adversely affect our businesses and strategies.
Misconduct, or perceived misconduct, by our employees, third parties and other representatives, including conflicts of interest, unethical, fraudulent, improper or illegal conduct, the failure to fulfill fiduciary obligations, unfair, deceptive, abusive or discriminatory business practices, or violations of policies, procedures or LRRs, including conduct that affects compliance with books and records requirements, have resulted and could result in further litigation and/or government investigations and enforcement actions, and cause significant reputational harm. For example, we are responding to demands and requests relating to our past or current policies and practices for providing, maintaining or discontinuing financial products or services to certain clients or potential clients, including account opening, underwriting, credit, transaction monitoring or account closure, which could result in litigation or regulatory action.
Investigations, regulation, regulatory compliance activities, litigation and regulatory enforcement, have affected and are likely to continue to affect operational and compliance costs and risks, including the adaptation of business strategies, the limitation or cessation of our ability or feasibility to continue providing certain products and services and our employment practices. Lawsuits and regulatory actions are often complex and unpredictable, develop over a long period of time and have resulted in and will likely continue to result in injunctive relief and judgments, orders, settlements, penalties and fines adverse to us, in amounts that may be significant or unpredictable, and in some cases, exceed the amount of our reserves established. Litigation and investigation costs, substantial legal liability or significant regulatory or government action against us could adversely affect our businesses, financial condition, including liquidity, and results of operations, and/or cause significant reputational harm.
U.S. federal banking agencies may require increased capital and liquidity levels, which could adversely impact the Corporation.
We are subject to U.S. capital and liquidity regulations. These rules, among other things, establish minimum ratios relating to capital for different categories of assets and exposures to qualify as a well-capitalized institution. As a G-SIB, we are also required to hold additional capital buffers, including a G-SIB surcharge, an SCB and a countercyclical buffer, which are reassessed at least annually. Also, we are subject to regulatory liquidity requirements, including the Liquidity Coverage Ratio and the Net Stable Funding Ratio. If any of our subsidiary insured depository institutions fail to maintain “well capitalized” status under the applicable regulatory capital rules, the Federal Reserve will require us to agree to bring the insured depository institution back to well-capitalized status, which may include restrictions on our activities (e.g., payment of dividends and/or repurchase of common stock). If we were to fail to enter into or comply with such an agreement, the Federal Reserve may impose more severe restrictions on our activities, including requiring us to cease and desist activities otherwise permitted.
Also, our ability to pay dividends on or repurchase our common stock depends, in part, on our ability to maintain regulatory capital levels above minimum requirements plus buffers. If our SCB, G-SIB surcharge or countercyclical capital buffer requirements increase, our dividends and common stock repurchases could decrease. For example, our G-SIB surcharge is expected to increase to 3.5 percent from 3.0 percent in 2027, and could increase further in the future. The Federal Reserve could also limit or prohibit capital actions (e.g., impacts to dividends and common stock repurchases) as a result of economic disruptions or events.
Regulators may change regulatory capital requirements, including total loss-absorbing capacity (TLAC) and long-term debt requirements, change how regulatory capital, RWA or leverage exposure is calculated, and/or increase liquidity requirements. These components of our capital and liquidity ratios could also be impacted by economic disruptions or other events that may increase our balance sheet, RWA or leverage exposures, which could increase the amounts of regulatory capital or liquidity we are required to hold. Changes to and compliance with regulatory capital and liquidity requirements may impact our operations by requiring the liquidation of assets, increased borrowings, issuance of additional securities, reduced common stock repurchases or dividends, limits to compensation practices, ceased or altered operations, modification of pricing strategies and business activities, and/or holding of highly liquid assets.
Extensive regulatory evaluation of our capital planning practices by the Federal Reserve includes stress testing certain

19 Bank of America

parts of our business using hypothetical economic scenarios prepared by the Federal Reserve. Those scenarios may affect our CCAR stress test results, which could impact our SCB and require us to hold additional capital. Proposed or future Federal Reserve rulemaking, including to the SCB calculation, CCAR stress tests or otherwise, may impact our SCB requirement.
Also, U.S. banking regulators are expected to release proposals in 2026 to revise methodologies for measuring and reporting risk-based capital adequacy, including the calculation of RWA and G-SIB surcharge. The timing and composition of such proposals are uncertain. Final rules issued following those proposals could adversely impact our capital requirements.
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
We could be adversely affected if U.S. and foreign governmental authorities further change tax laws, including changes to the 2025 Budget Reconciliation Act. Also, new guidelines issued by the Organization for Economic Cooperation and Development (OECD), which are currently enacted or being enacted into law in some OECD countries in which we operate, will impose a 15 percent global minimum tax on certain taxpayers on a country-by-country basis. Any implementation of and/or change in U.S. and foreign tax laws and regulations or interpretations of current or future tax laws and regulations could materially adversely affect our effective tax rate, tax liabilities and results of operations. U.S. and foreign tax laws are complex and our judgments, interpretations or applications of such tax laws could differ from that of the relevant governmental authority. This could result in additional tax liabilities and interest, penalties, the reduction of certain tax benefits and/or the requirement to make adjustments to amounts recorded, which could be material.
Also, we have U.K. net deferred tax assets (DTA) which consist primarily of net operating losses that are expected to be realized in a U.K. subsidiary over an extended number of years. Business model changes impacting profitability and/or adverse developments with respect to tax laws or to other material factors, such as prolonged worsening of international capital markets or changes in the ability of our U.K. subsidiary to conduct business in the markets outside the U.K., could lead management to reassess and/or change its current conclusion that no valuation allowance is necessary for our U.K. net DTA.
Reputation
Damage to our reputation could harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain clients, investors and employees is impacted by our reputation. Reputational harm can arise from various sources that affect public trust, including actual or perceived business activities and activities of our officers, directors, employees, other representatives, clients and third parties, including counterparties, such as fraud, misconduct and unethical behavior, our ability to detect, prevent and/or respond to fraud perpetrated against our clients, and the handling of related disputes regarding the use of our products and services, including electronic payments, effectiveness of our internal controls, the fees charged to our clients, including overdraft and non-sufficient funds fees, compensation practices, lending practices, suitability or reasonableness of particular trading or investment strategies, the services offered to our clients, the reliability of our research and models and prohibiting clients from engaging in certain transactions.
Our reputation and business prospects may also be harmed by actual or perceived failure to deliver the products, service standards and quality expected, protect our clients and/or recognize and address client complaints, maintain effective compliance, properly implement technology changes and manage and use of emerging technologies, including AI, maintain effective data management, as well as cybersecurity incidents and information and security breaches affecting us and our employees, clients and third parties, which have occurred and are expected to continue with increasing frequency and severity, prolonged or repeated system outages, our privacy policies, the improper or unintended disclosure of or failure to safeguard personal, proprietary or confidential information, the breach of our fiduciary obligations, employment practices and the handling of widespread health emergencies or pandemics. Our reputation may also be harmed by litigation and/or regulatory matters and their outcomes, and/or criticism or challenges by third parties, relating to the topics discussed above or otherwise. Challenges and/or criticisms to our environmental and social practices, disclosures and benefits of our products, services or transactions, and those of our clients and third parties, including from third parties, who may have diverging views on those practices and disclosures, may also harm our reputation.
Perceptions of our liquidity and financial condition, actions by the financial services industry generally, or by certain members or individuals in the industry may harm our reputation. Adverse publicity or negative information, including social media posts by employees, the media or otherwise, whether or not accurate, may trigger a loss of trust or confidence on the part of clients, counterparties, shareholders, investors, debt holders, market analysts, other relevant parties or regulators, adversely impacting our business prospects and results of operations.
We are subject to complex and evolving LRRs and interpretations, including regarding fair lending activity, UDAAP, electronic funds transfers, know-your-customer requirements, data protection and privacy (e.g., the GDPR and the CCPA), cross-border data movement and data localization, cybersecurity, the use and development of AI, data and technology and other matters, as well as evolving and expansive interpretations of these LRRs. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably across jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy and data protection remains fluid.

Bank of America 20

These laws may be interpreted and applied by various jurisdictions inconsistent with our current or future practices, or with one another. If personal, confidential or proprietary information of clients, employees or third parties is mishandled, misused or mismanaged by us, our third parties or financial data aggregators, or if we do not timely or adequately address such information, we may face regulatory, legal and operational risks, which could adversely affect our reputation, financial condition and results of operations.
We could suffer reputational harm if we fail to properly identify and manage potential conflicts of interest, the management of which has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could also affect willingness of clients to use our products and services, or result in litigation or enforcement actions, which could adversely affect our business.
Our actual or perceived failure to address these and other issues, such as operational risks, could give rise to reputational harm and our business prospects, including the attraction and retention of clients and employees, and give rise to additional regulatory restrictions and legal risks which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties, and result in related costs and expenses.
Other
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment and experience intense competition from local and global bank and nonbank financial institutions and new market entrants. Increasing pressure to provide products and services on more attractive terms, including lower fees, lower cost investment strategies and higher interest rates on deposits, may impact our ability to effectively compete. Also, we may be disadvantaged by our size, the jurisdictions in which we are organized or operate or from more stringent regulatory requirements applicable to us than to nonbank financial institutions, those obtaining limited bank charters or other actual or perceived competitors.
The growth of and mergers among traditional financial services companies have increased competition. Emerging technologies and the growth of e-commerce have lowered geographic and monetary barriers, made it easier for non-depository institutions to offer traditional banking products and services and allowed non-traditional financial service providers and technology companies to compete with traditional financial service companies in providing electronic and internet-based financial solutions and services, including electronic securities trading with low or no fees and commissions, marketplace lending, financial data aggregation and payment processing services, including real-time payment platforms. Further, clients may choose other market participants who engage in business or offer products in areas we deem speculative or risky rather than traditional products. Increased competition may reduce our market share, net interest margin and fee-based revenue and negatively affect our results of operations, including through pricing pressure, increased investment to improve the quality and delivery of our technology and/or affecting our clients’ willingness to do business with us.
Our inability to adapt our business strategies, products and services could harm our business.
We rely on a diversified mix of businesses that deliver a broad range of financial products and services through multiple distribution channels. Our success depends on our and our third-party providers’ ability to timely change or adapt our business strategies, products and services and their respective features, including available payment processing services and technology, including AI, to rapidly evolving industry standards and consumer preferences. Our strategies could be further impacted by macroeconomic stress, widespread health emergencies or pandemics, cyberattacks, and military conflicts or other significant geopolitical events.
Widespread adoption and rapid evolution of, as well as developments in the regulatory landscape relating to emerging technologies, including analytic capabilities, AI, automated decision-making, self-service digital trading platforms and automated trading markets, internet services, and digital assets (e.g., cryptocurrencies, stablecoins, tokens and other crypto assets) as well as payment, clearing and settlement processes that use distributed ledger technology, create additional strategic risks, could negatively impact our ability to compete and require substantial expenditures to the extent we were to modify or adapt our existing products and services. Also, our ability to offer certain products and services may be impacted by legal or regulatory considerations. As new technologies evolve and mature, including the further development of the nonbank digital asset ecosystem (e.g., related to nonbank stablecoins or digital asset trading), and new competitors to the payments and trading ecosystems emerge and current competitors adapt, our businesses and results of operations could be adversely impacted, and we could experience increased volatility in deposits and/or significant long-term reduction in deposits (i.e., financial disintermediation).
Also, we may not be timely or successful in assessing competition, developing, introducing or integrating new products and services, responding, managing or adapting to changes in consumer behavior, preferences, spending, investing or saving habits, achieving market acceptance of our products and services, reducing costs of our products and services in response to pricing pressures or developing and maintaining clients. Our businesses may be negatively impacted if we, or our third-party providers, do not timely develop and apply emerging technologies, such as AI and quantum computing, or if our initiatives in these areas are deficient or fail, or do not achieve the financial benefits anticipated. Our third-party providers’ inability or resistance to timely innovate or adapt operations, products and services to evolving regulatory and market environments, industry standards and consumer preferences could result in service disruptions, harm our business and adversely affect our results of operations and reputation.
We could suffer operational, reputational and financial harm if our models fail to properly anticipate and manage risk.
We use models enterprise-wide, including to forecast losses, project revenue and expenses, assess and control our operations and financial condition, assist in capital planning, manage liquidity and measure, forecast and assess capital and liquidity requirements for credit, market, operational and strategic risks. Under our Enterprise Model Risk Policy, Model Risk Management is required to perform end-to-end model oversight, including independent validation before initial use, implementation monitoring, ongoing monitoring reviews through outcomes analysis and benchmarking, and periodic revalidation. However, models are inherently limited by simplifying assumptions, uncertainty in economic and financial outcomes, and emerging risks, including from applications that rely on AI.
Our models may not be sufficiently predictive of future results, including from limited historical patterns, extreme or unanticipated market movements or clients’ behavior and

21 Bank of America

liquidity, especially during severe market downturns or stress events (e.g., geopolitical or pandemic events), which could limit their effectiveness and require timely recalibration. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation among prices of various asset classes or other market indicators, which may not be representative of future downturns and would magnify the limitations inherent in using historical data to manage risk. Market conditions in recent years have involved unprecedented dislocations and highlight the inherent limitations in using historical data to manage risk. Our models may also be adversely impacted by human error and may be ineffective if we fail to properly oversee, regularly review and detect their flaws during our review and monitoring processes, they contain erroneous data, assumptions, valuations, formulas or algorithms, our applications running the models do not perform as expected or AI applications are not developed and trained properly or contain biases (due to model design or input data). Regardless of steps we take to design effective controls, governance, monitoring and testing, and implement new technology and automated processes, failure of our models to properly anticipate and manage risks could result in operational, reputational and financial harm, including funding or liquidity shortfalls, adverse business decisions and regulatory risk.
Failure to properly manage data may adversely affect our ability to manage compliance risk and business needs, and result in errors in our operations, reporting and decision-making, and compliance with LRRs.
We rely on our ability to manage and process data accurately, timely and completely, including capturing, transporting, aggregating, using, transmitting data externally, and retaining and protecting data appropriately. While we continually update our policies, programs, processes and practices and take steps to leverage emerging technologies, such as automation, AI and robotics, our data management processes may not be effective and are subject to weaknesses and failures, including human error, data limitations, process delays, system failure or failed controls. Failure to effectively manage data accurately, timely and completely may adversely impact its quality and reliability and our ability to manage current and emerging risks, produce accurate financial, nonfinancial, regulatory, operational, environmental and social reporting, detect or surveil potential misconduct or non-compliance with LRRs, and to manage our business needs, strategic decision-making, resolution strategy and operations. The failure to establish and maintain effective, efficient and controlled data management could adversely impact our development of products and client relationships and increase operational losses and regulatory and reputational harm.
Our operations, businesses and clients could be adversely affected by climate-related matters and impacts.
Climate-related matters present short-, medium- and long-term risks. This includes physical risks such as extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados, and chronic risks such as rising average global temperatures and sea levels. These events could adversely impact our facilities, employees and clients’ ability to repay outstanding loans, disrupt our operations or those of our clients or third parties, disrupt supply chains or distribution networks, damage collateral and/or result in market volatility, cause rapid deposit outflows, drawdowns of credit facilities or insurance shortfalls, or deteriorate the value of collateral.
We also face transition risk associated with the shift to a low-carbon economy. Changes in consumer preferences, market pressures, technology advancements and additional legislation, regulatory, compliance and legal requirements could alter our strategic planning, limit certain business activities and products and services offered, amplify credit and market risks, negatively impact asset values, insurance availability and cost, require capital expenditures and changes in technology and markets, increase expenses and adversely impact our capital requirements and results of operations. Climate-related regulatory approaches and disclosure continue to evolve and diverge across jurisdictions (including the availability of certain reporting exemptions), including among the U.S. and non-U.S., and within the U.S., which could adversely impact our legal, compliance and public disclosure risks and costs. Availability, quality and disclosure of climate-related data, including from third parties, remain challenging, which may result in legal, compliance and/or reputational harm.
Our climate-related strategies, policies, and disclosures, which may evolve over time, our climate-related goals and targets and/or the environmental or climate impacts attributable to our products, services or transactions may impact legal and compliance risk and could result in reputational harm as a result of negative public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence. Divergent stakeholder perspectives increase the likelihood that any action or inaction we take regarding climate-related matters will be perceived negatively, which could adversely impact our reputation and businesses. Achieving our climate-related goals and targets, including our goals to achieve net zero greenhouse gas (GHG) emissions before 2050 in our financing activities, operations and supply chain, our interim 2030 GHG targets, including financed emissions, and our sustainable finance goals, are subject to risks and uncertainties, many outside of our control, such as technological advances, clearly defined industry sector roadmaps, public policies, better emissions data reporting and engagement with clients, suppliers, investors, government officials and other stakeholders. Climate-related risks continue to evolve and are difficult to predict, identify, monitor and effectively mitigate, and could adversely affect us.
Our ability to attract, develop and retain qualified employees is critical to our success, business prospects and competitive position.
Our performance and competitive position is heavily dependent on the talents, development and efforts of highly skilled individuals. Competition for qualified personnel is intense from within and outside the financial services industry. Our competitors include global institutions and institutions subject to different compensation and hiring regulations than those imposed on us. Also, our ability to attract, develop and retain employees could be impacted by our reputation, professional and development opportunities, changes in regulation or enforcement practices, changes in workforce concerns, expectations, practices and preferences (e.g. remote work), and increasing labor shortages and competition for labor, which could increase labor costs.
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

Bank of America 22

Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
See Compliance and Operational Risk Management in the MD&A beginning on page 81, which is incorporated herein by reference.
Item 2. Properties
As of December 31, 2025, certain principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet (1)
Bank of America Corporate Center	Charlotte, NC	60 Story Building	Principal Executive Offices	Owned	1,212,177
Bank of America Tower at One Bryant Park	New York, NY	55 Story Building	GWIM, Global Banking and Global Markets	Leased (2)	2,024,684
Bank of America Financial Centre	London, UK	3 Building Campus	Global Banking and Global Markets	Leased	510,169
Cheung Kong Center	Hong Kong	62 Story Building	Global Banking and Global Markets	Leased	117,279
(1)For leased properties, property square feet represents the square footage occupied by the Corporation.
(2)The Corporation has a 49.9 percent joint venture interest in this property.
We own or lease approximately 62.9 million square feet in over 19,600 facilities and ATM locations globally, including approximately 56.9 million square feet in the U.S. (all 50 states and the District of Columbia, the U.S. Virgin Islands, Puerto Rico and Guam) and approximately six million square feet in more than 35 countries.
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
None

23 Bank of America

Part II
Bank of America Corporation and Subsidiaries
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “BAC.” As of February 24, 2026, there were 122,167 registered shareholders of common stock.
The table below presents common share repurchase activity for the three months ended December 31, 2025. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Purchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts(2)
October 1 - 31, 2025	30,775	$52.21	30,742	$34,768
November 1 - 30, 2025	38,284	53.31	38,159	32,753
December 1 - 31, 2025	48,375	55.23	48,348	30,109
Three months ended December 31, 2025	117,434	53.81	117,249
(1)Includes 185 thousand shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On July 23, 2025, the Corporation’s Board of Directors authorized and announced a $40 billion common stock repurchase program (2025 Repurchase Program), effective August 1, 2025, to replace the previously disclosed repurchase program, which expired on August 1, 2025. During the three months ended December 31, 2025, pursuant to the 2025 Repurchase Program, the Corporation repurchased approximately 117 million shares, or $6.3 billion, of its common stock. For more information, see Capital Management – CCAR and Capital Planning in the MD&A on page 49 and Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
The Corporation did not have any unregistered sales of equity securities during the three months ended December 31, 2025.
Item 6. [Reserved]

Bank of America 24

Item 7. Bank of America Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

25 Bank of America

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bank of America Corporation (the Corporation) and its management may make certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goals,” “outlook,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” Forward-looking statements represent the Corporation’s current expectations, plans or forecasts of its or its lines of business future results, which may include, among other measures, revenue, liquidity, net interest income, other income, provision for credit losses, expenses, operating leverage, effective tax rate, efficiency ratio, capital measures, deposits and assets, as well as strategy, future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of this Annual Report on Form 10-K: and in any of the Corporation’s subsequent U.S. Securities and Exchange Commission (SEC) filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage, which are inherently difficult to predict, resulting from pending, threatened or future litigation and regulatory inquiries, demands, requests, investigations, proceedings and enforcement actions, which the Corporation is subject to in the ordinary course of business, including matters related to our processing of unemployment benefits for California and certain other states, the features of our automatic credit card payment service, the adequacy of the Corporation’s anti-money laundering and economic sanctions programs and the processing of electronic payments, including through the Zelle network, and related fraud, which are in various stages; in connection with ongoing litigation, the impact of certain changes to Visa’s and Mastercard’s respective card payment network rules and reductions in interchange fees for U.S.-based merchants; the possibility that the Corporation’s future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the impact of U.S. and global interest rates (including the potential for ongoing fluctuations in interest rates), inflation, currency exchange rates, economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, which may have varying effects across industries and geographies, and geopolitical instability; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected, including due to changes in economic assumptions, which may include unemployment rates, real estate prices, gross domestic product levels and corporate bond spreads, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, such as the impact of trade policies, supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation's concentration of credit risk; the Corporation’s ability to achieve its expense targets (including noninterest expense) and expectations regarding revenue, net interest income, operating leverage, other income, provision for credit losses, net charge-offs, effective tax rate, loan or deposit growth or other projections and targets; variances to the underlying assumptions and judgments used in estimating banking book net interest income sensitivity; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations, including impacts from the 2025 Budget Reconciliation Act; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic payments and payment of checks, that were authorized by the customer but induced by fraud; the impact of failures or disruptions in or breaches of the Corporation’s operations or information systems, or those of various third parties, including regulators and federal and state governments, such as from cybersecurity incidents; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental goals or the impact of any changes in the Corporation’s sustainability or human capital management strategy or goals; the impact of uncertain or changing political conditions, federal government shutdowns and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary, trade or regulatory policy; the emergence of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the Russia/Ukraine conflict, the conflicts in the Middle East, the possible expansion of such conflicts and potential geopolitical consequences), civil unrest, terrorism or other geopolitical events; and other matters.

Bank of America 26

Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.
Notes to the Consolidated Financial Statements referred to in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are incorporated by reference into the MD&A. Certain prior-year amounts have been reclassified to conform to current-year presentation. Throughout the MD&A, the Corporation uses certain acronyms and abbreviations that are defined in the Glossary.
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At December 31, 2025, the Corporation had $3.4 trillion in assets and a headcount of approximately 213,000 employees. As of December 31, 2025, we served clients through operations across the U.S., its territories and more than 35 countries and/or jurisdictions. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 69 million consumer and small business clients with approximately 3,600 retail financial centers, approximately 15,000 automated teller machines (ATMs), and leading digital banking platforms (www.bankofamerica.com) with approximately 49 million active users, including approximately 41 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of $4.8 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
Recent Developments
Capital Management
On February 3, 2026, the Board of Directors (Board) declared a quarterly common stock dividend of $0.28 per share, payable on March 27, 2026 to shareholders of record as of March 6, 2026.
For more information on our capital resources and regulatory developments, see Capital Management beginning on page 48.

Financial Highlights
Effective in the fourth quarter of 2025, the Corporation elected to change accounting methods for its tax-related affordable housing, eligible wind renewable energy and solar renewable energy equity investments, which were applied on a retrospective basis. The Corporation determined that the new accounting methods are preferable, as they better align the financial statement presentation with the economic impact of these equity investments. The primary impact of the accounting changes is a reclassification between income statement line items that nets income tax credits and benefits against the investment expense. Certain prior-period information presented herein has been revised to reflect the accounting method changes. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements and Exhibit 18 to this Annual Report on Form 10-K.

Table 1	Summary Income Statement and Selected Financial Data
(Dollars in millions, except per share information)	2025	2024
Income statement
Net interest income	$60,096	$56,060
Noninterest income	53,001	49,796
Total revenue, net of interest expense	113,097	105,856
Provision for credit losses	5,675	5,821
Noninterest expense	69,727	66,812
Income before income taxes	37,695	33,223
Income tax expense	7,186	6,250
Net income	30,509	26,973
Preferred stock dividends and other	1,454	1,629
Net income applicable to common shareholders	$29,055	$25,344
Per common share information
Earnings	$3.86	$3.23
Diluted earnings	3.81	3.19
Dividends paid	1.08	1.00
Performance ratios
Return on average assets (1)	0.89%	0.82%
Return on average common shareholders’ equity (1)	10.59	9.53
Return on average tangible common shareholders’ equity (2)	14.22	12.94
Efficiency ratio (1)	61.65	63.12
Balance sheet at year end
Total loans and leases	$1,185,700	$1,095,835
Total assets	3,411,738	3,261,299
Total deposits	2,018,729	1,965,467
Total liabilities	3,108,495	2,967,336
Total common shareholders’ equity	277,251	270,804
Total shareholders’ equity	303,243	293,963
(1)For definitions, see Key Metrics on page 172.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most directly comparable financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 86.
Net income was $30.5 billion, or $3.81 per diluted share, in 2025 compared to $27.0 billion, or $3.19 per diluted share, in 2024. The increase in net income was due to higher net interest income and noninterest income, and lower provision for credit losses, partially offset by higher noninterest expense.
For discussion and analysis of our consolidated and business segment results of operations for 2024 compared to 2023, see the Financial Highlights and Business Segment Operations sections in the MD&A of the Corporation’s 2024 Annual Report on Form 10-K.

27 Bank of America

Net Interest Income
Net interest income increased $4.0 billion to $60.1 billion in 2025 compared to 2024. Net interest yield on a fully taxable-equivalent (FTE) basis increased six basis points (bps) to 2.01 percent for 2025. The increases were primarily driven by higher net interest income related to Global Markets activity, fixed-asset repricing, and deposit and loan growth, partially offset by the impact of lower interest rates and one less day of interest accrual. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 31, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 79.
Noninterest Income

Table 2	Noninterest Income

(Dollars in millions)		2025	2024
Fees and commissions:
Card income		$6,359	$6,284
Service charges		6,457	6,055
Investment and brokerage services		19,956	17,766
Investment banking fees		6,630	6,186
Total fees and commissions		39,402	36,291
Market making and similar activities		12,014	12,967
Other income (loss)		1,585	538
Total noninterest income		$53,001	$49,796
Noninterest income increased $3.2 billion to $53.0 billion in 2025 compared to 2024. The following highlights the significant changes.
●    Service charges increased $402 million primarily due to higher treasury service charges.
●    Investment and brokerage services increased $2.2 billion primarily driven by higher asset management fees reflecting higher market valuations and the impact of positive assets under management (AUM) flows, as well as higher brokerage fees due to increased client activity.
●    Investment banking fees increased $444 million driven by higher debt issuance and advisory fees, partially offset by lower equity issuance fees.
●    Market making and similar activities decreased $953 million primarily driven by lower trading revenue from credit products in Fixed Income, Currencies and Commodities (FICC) and lower income from derivatives used in foreign currency risk management activities.
●    Other income increased $1.0 billion primarily due to gains on leveraged finance positions.

Provision for Credit Losses
The provision for credit losses decreased $146 million to $5.7 billion for 2025 compared to 2024. For more information on the provision for credit losses, see Allowance for Credit Losses on page 73.
Noninterest Expense

Table 3	Noninterest Expense

(Dollars in millions)		2025	2024
Compensation and benefits		$42,346	$40,182
Information processing and communications		7,453	7,231
Occupancy and equipment		7,448	7,289
Product delivery and transaction related		3,924	3,494
Professional fees		2,580	2,669
Marketing		2,204	1,956
Other general operating		3,772	3,991
Total noninterest expense		$69,727	$66,812
Noninterest expense increased $2.9 billion to $69.7 billion in 2025 compared to 2024. The increase was primarily driven by continued investments in the business, including people, technology and marketing, as well as higher revenue-related expenses, partially offset by a reduction in the Corporation’s accrual in 2025 for the Federal Deposit Insurance Corporation (FDIC) special assessment compared to an increase in the accrual in 2024.
Income Tax Expense

Table 4	Income Tax Expense

(Dollars in millions)		2025	2024
Income before income taxes		$37,695	$33,223
Income tax expense		7,186	6,250
Effective tax rate		19.1%	18.8%
The effective tax rates (ETR) for 2025 and 2024 were driven by pretax income and changes in the mix of income and expenses subject to U.S. federal and state and local taxes, as well as our recurring tax preference benefits, which mainly consisted of tax credits from investments in affordable housing and renewable energy. For more information, see Note 19 – Income Taxes to the Consolidated Financial Statements.

Bank of America 28

Balance Sheet Overview

Table 5	Selected Balance Sheet Data

		December 31
(Dollars in millions)		2025	2024	$ Change	% Change
Assets
Cash and cash equivalents		$231,845	$290,114	$(58,269)	(20)%
Federal funds sold and securities borrowed or purchased under agreements to resell		316,578	274,709	41,869	15
Trading account assets		366,954	314,460	52,494	17
Debt securities		925,635	917,284	8,351	1
Loans and leases		1,185,700	1,095,835	89,865	8
Allowance for loan and lease losses		(13,203)	(13,240)	37	—
All other assets		398,229	382,137	16,092	4
Total assets		$3,411,738	$3,261,299	$150,439	5
Liabilities
Deposits		$2,018,729	$1,965,467	$53,262	3
Federal funds purchased and securities loaned or sold under agreements to repurchase		344,716	331,758	12,958	4
Trading account liabilities		105,996	92,543	13,453	15
Short-term borrowings		48,088	43,391	4,697	11
Long-term debt		317,816	283,279	34,537	12
All other liabilities		273,150	250,898	22,252	9
Total liabilities		3,108,495	2,967,336	141,159	5
Shareholders’ equity		303,243	293,963	9,280	3
Total liabilities and shareholders’ equity		$3,411,738	$3,261,299	$150,439	5
Assets
At December 31, 2025, total assets were approximately $3.4 trillion, up $150.4 billion from December 31, 2024. The increase in assets was primarily due to higher loans and leases, trading account assets, and federal funds sold and securities borrowed or purchased under agreements to resell, partially offset by lower cash and cash equivalents.
Cash and Cash Equivalents
Cash and cash equivalents decreased $58.3 billion primarily driven by loan growth and activity within Global Markets.
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. Federal funds sold and securities borrowed or purchased under agreements to resell increased $41.9 billion primarily due to activity within Global Markets.

Trading Account Assets
Trading account assets consist primarily of long positions in equity and fixed-income securities including U.S. government and agency securities, corporate securities and non-U.S. sovereign debt. Trading account assets increased $52.5 billion primarily due to activity within Global Markets.
Debt Securities
Debt securities primarily include U.S. Treasury and agency securities, mortgage-backed securities (MBS), principally agency MBS, non-U.S. bonds, corporate bonds and municipal debt. We reinvest cash in the debt securities portfolio primarily to manage interest rate and liquidity risk. Debt securities increased $8.4 billion primarily due to investment of excess cash from higher deposits and long-term debt. For more information on debt securities, see Note 4 – Securities to the Consolidated Financial Statements.
Loans and Leases
Loans and leases increased $89.9 billion primarily driven by growth in commercial loans and a residential mortgage loan portfolio acquisition in the first quarter of 2025. For more information on the loan portfolio, see Credit Risk Management on page 59.

29 Bank of America

Allowance for Loan and Lease Losses
The allowance for loan and lease losses decreased $37 million primarily due to reserve releases in credit card and commercial real estate as asset quality improved. For more information, see Allowance for Credit Losses on page 73.
All Other Assets
All other assets increased $16.1 billion primarily driven by activity within Global Markets.
Liabilities
At December 31, 2025, total liabilities were approximately $3.1 trillion, up $141.2 billion from December 31, 2024, primarily due to higher deposits, long-term debt, all other liabilities, trading account liabilities and federal funds purchased and securities loaned or sold under agreements to repurchase.
Deposits
Deposits increased $53.3 billion primarily driven by growth in commercial client balances.
Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned or sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Federal funds purchased and securities loaned or sold under agreements to repurchase increased $13.0 billion primarily driven by activity within Global Markets.
Trading Account Liabilities
Trading account liabilities consist primarily of short positions in equity and fixed-income securities including U.S. Treasury and agency securities, non-U.S. sovereign debt and corporate securities. Trading account liabilities increased $13.5 billion primarily due to activity within Global Markets.
Short-term Borrowings
Short-term borrowings provide an additional funding source and primarily consist of Federal Home Loan Bank (FHLB) short-term borrowings, commercial paper, notes payable and various other borrowings that generally have maturities of one year or less. Short-term borrowings increased $4.7 billion primarily due to higher unsecured borrowings to manage liquidity needs. For more information on short-term borrowings, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements.
Long-term Debt
Long-term debt increased $34.5 billion primarily due to debt issuances and valuation adjustments, partially offset by maturities and redemptions. For more information on long-term debt, see Note 11 – Long-term Debt to the Consolidated Financial Statements.
All Other Liabilities
All other liabilities increased $22.3 billion primarily driven by activity within Global Markets.
Shareholders’ Equity
Shareholders’ equity increased $9.3 billion primarily due to net income, preferred stock issuances and an increase in accumulated other comprehensive income (OCI), partially offset by returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, as well as preferred stock redemptions.
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
The aforementioned supplemental data and performance measures are presented in Table 6 on page 32 and Table 7 on page 33.
For more information on the reconciliation of these non-GAAP financial measures to the corresponding GAAP financial measures, see Non-GAAP Reconciliations on page 86.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators (key performance indicators) that management uses when assessing our consolidated and/or segment results. We believe they are useful to investors because they provide additional information about our underlying operational performance and trends. These key performance indicators (KPIs) may not be defined or calculated in the same way as similar KPIs used by other companies. For information on how these metrics are defined, see Key Metrics on page 172.
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 27, Table 6 on page 32 and Table 7 on page 33.
For information on key segment performance metrics, see Business Segment Operations on page 36.

31 Bank of America

Table 6	Selected Annual Financial Data

(In millions, except per share information)		2025	2024	2023
Income statement
Net interest income		$60,096	$56,060	$56,931
Noninterest income		53,001	49,796	45,838
Total revenue, net of interest expense		113,097	105,856	102,769
Provision for credit losses		5,675	5,821	4,394
Noninterest expense		69,727	66,812	65,845
Income before income taxes		37,695	33,223	32,530
Income tax expense		7,186	6,250	6,225
Net income		30,509	26,973	26,305
Net income applicable to common shareholders		29,055	25,344	24,656
Average common shares issued and outstanding		7,521.9	7,855.5	8,028.6
Average diluted common shares issued and outstanding		7,680.9	7,935.8	8,080.5
Performance ratios
Return on average assets (1)		0.89%	0.82%	0.83%
Return on average common shareholders’ equity (1)		10.59	9.53	9.73
Return on average tangible common shareholders’ equity (2)		14.22	12.94	13.45
Return on average shareholders’ equity (1)		10.22	9.22	9.33
Return on average tangible shareholders’ equity (2)		13.36	12.13	12.43
Total ending equity to total ending assets		8.89	9.01	9.12
Common equity ratio (1)		8.13	8.30	8.23
Total average equity to total average assets		8.75	8.91	8.94
Dividend payout (1)		27.82	30.86	29.90
Per common share data
Earnings		$3.86	$3.23	$3.07
Diluted earnings		3.81	3.19	3.05
Dividends paid		1.08	1.00	0.92
Book value (1)		38.44	35.58	33.16
Tangible book value (2)		28.73	26.37	24.28
Market capitalization		$396,686	$334,497	$265,840
Average balance sheet
Total loans and leases		$1,136,787	$1,060,081	$1,046,256
Total assets		3,410,412	3,282,045	3,152,461
Total deposits		1,984,182	1,924,106	1,887,541
Long-term debt		245,775	246,081	248,853
Common shareholders’ equity		274,435	265,980	253,464
Total shareholders’ equity		298,474	292,467	281,861
Asset quality
Allowance for credit losses (3)		$14,380	$14,336	$14,551
Nonperforming loans, leases and foreclosed properties (4)		5,905	6,120	5,630
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)		1.12%	1.21%	1.27%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)		228	222	243
Net charge-offs		$5,631	$6,031	$3,799
Net charge-offs as a percentage of average loans and leases outstanding (4)		0.50%	0.57%	0.36%
Capital ratios at year end (5)
Common equity tier 1 capital		11.4%	11.9%	11.8%
Tier 1 capital		12.8	13.2	13.5
Total capital		14.7	15.1	15.2
Tier 1 leverage		6.8	6.9	7.1
Supplementary leverage ratio		5.7	5.9	6.1
Tangible equity (2)		7.0	7.0	7.1
Tangible common equity (2)		6.2	6.3	6.2
(1)For definition, see Key Metrics on page 172.
(2)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 31 and Non-GAAP Reconciliations on page 86.
(3)Includes the allowance for loan and leases losses and the reserve for unfunded lending commitments.
(4)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 63 and corresponding Table 28 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 67 and corresponding Table 34.
(5)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 48.

Bank of America 32

Table 7	Selected Quarterly Financial Data

	2025 Quarters				2024 Quarters
(In millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$15,750	$15,233	$14,670	$14,443	$14,359	$13,967	$13,702	$14,032
Noninterest income	12,617	13,807	12,773	13,804	12,116	12,246	12,603	12,831
Total revenue, net of interest expense	28,367	29,040	27,443	28,247	26,475	26,213	26,305	26,863
Provision for credit losses	1,308	1,295	1,592	1,480	1,452	1,542	1,508	1,319
Noninterest expense	17,437	17,337	17,183	17,770	16,787	16,479	16,309	17,237
Income before income taxes	9,622	10,408	8,668	8,997	8,236	8,192	8,488	8,307
Income tax expense	1,975	2,076	1,498	1,637	1,430	1,481	1,685	1,654
Net income	7,647	8,332	7,170	7,360	6,806	6,711	6,803	6,653
Net income applicable to common shareholders	7,319	7,903	6,879	6,954	6,540	6,195	6,488	6,121
Average common shares issued and outstanding	7,364.9	7,466.0	7,581.2	7,677.9	7,738.4	7,818.0	7,897.9	7,968.2
Average diluted common shares issued and outstanding	7,546.9	7,627.1	7,651.6	7,770.8	7,843.7	7,902.1	7,960.9	8,031.4
Performance ratios
Return on average assets (1)	0.89%	0.96%	0.84%	0.89%	0.82%	0.81%	0.84%	0.82%
Four-quarter trailing return on average assets (2)	0.89	0.88	0.84	0.84	0.82	0.72	0.76	0.78
Return on average common shareholders’ equity (1)	10.45	11.40	10.12	10.37	9.64	9.22	9.89	9.37
Return on average tangible common shareholders’ equity (3)	13.97	15.29	13.61	13.97	13.02	12.49	13.47	12.79
Return on average shareholders’ equity (1)	9.98	11.01	9.74	10.15	9.23	9.10	9.37	9.19
Return on average tangible shareholders’ equity (3)	12.97	14.35	12.77	13.32	12.12	11.96	12.34	12.11
Total ending equity to total ending assets	8.89	8.89	8.66	8.78	9.01	8.87	8.97	8.92
Common equity ratio (1)	8.13	8.12	7.98	8.17	8.30	8.13	8.16	8.05
Total average equity to total average assets	8.86	8.75	8.61	8.78	8.85	8.91	8.92	8.97
Dividend payout (1)	28.02	26.31	28.48	28.65	30.62	32.65	29.08	31.21
Per common share data
Earnings	$0.99	$1.06	$0.91	$0.91	$0.85	$0.79	$0.82	$0.77
Diluted earnings	0.98	1.04	0.90	0.89	0.83	0.78	0.82	0.76
Dividends paid	0.28	0.28	0.26	0.26	0.26	0.26	0.24	0.24
Book value (1)	38.44	37.72	36.92	36.17	35.58	35.14	34.19	33.52
Tangible book value (3)	28.73	28.16	27.49	26.90	26.37	26.03	25.17	24.61
Market capitalization	$396,686	$378,125	$351,904	$315,482	$334,497	$305,090	$309,202	$298,312
Average balance sheet
Total loans and leases	$1,170,895	$1,153,035	$1,128,453	$1,093,738	$1,081,009	$1,059,728	$1,051,472	$1,047,890
Total assets	3,427,791	3,433,447	3,430,280	3,349,011	3,315,578	3,293,900	3,272,956	3,245,247
Total deposits	2,012,523	1,991,434	1,973,761	1,958,332	1,957,950	1,920,748	1,909,925	1,907,462
Long-term debt	245,470	247,425	249,104	241,036	238,988	247,338	243,689	254,782
Common shareholders’ equity	277,881	275,149	272,756	271,880	269,905	267,447	263,830	262,677
Total shareholders’ equity	303,873	300,381	295,329	294,187	293,398	293,431	291,943	291,074
Asset quality
Allowance for credit losses (4)	$14,380	$14,361	$14,434	$14,366	$14,336	$14,351	$14,342	$14,371
Nonperforming loans, leases and foreclosed properties (5)	5,905	5,470	6,104	6,201	6,120	5,824	5,691	6,034
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.12%	1.14%	1.17%	1.20%	1.21%	1.24%	1.26%	1.26%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	228	248	222	218	222	235	242	225
Net charge-offs	$1,287	$1,367	$1,525	$1,452	$1,466	$1,534	$1,533	$1,498
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.44%	0.47%	0.55%	0.54%	0.54%	0.58%	0.59%	0.58%
Capital ratios at period end (6)
Common equity tier 1 capital	11.4%	11.6%	11.5%	11.8%	11.9%	11.8%	11.9%	11.9%
Tier 1 capital	12.8	13.1	12.9	13.0	13.2	13.2	13.5	13.6
Total capital	14.7	15.0	14.8	15.0	15.1	14.9	15.1	15.2
Tier 1 leverage	6.8	6.8	6.7	6.8	6.9	6.9	7.0	7.1
Supplementary leverage ratio	5.7	5.8	5.7	5.7	5.9	5.9	6.0	6.0
Tangible equity (3)	7.0	7.0	6.8	6.8	7.0	6.9	7.0	6.9
Tangible common equity (3)	6.2	6.2	6.1	6.2	6.3	6.2	6.1	6.0
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	26.3%	27.0%	27.1%	27.4%	27.1%	27.4%	28.2%	28.7%
Total loss-absorbing capacity to supplementary leverage exposure	11.7	11.9	12.0	12.1	12.0	12.2	12.5	12.8
Eligible long-term debt to risk-weighted assets	12.7	13.1	13.5	13.6	13.0	13.3	13.7	14.2
Eligible long-term debt to supplementary leverage exposure	5.7	5.8	6.0	6.0	5.8	6.0	6.0	6.3
(1)For definitions, see Key Metrics on page 172.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 31 and Non-GAAP Reconciliations on page 86.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 63 and corresponding Table 28 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 68 and corresponding Table 34.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 48.

33 Bank of America

Table 8	Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	2025			2024			2023
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$260,543	$10,493	4.03%	$332,897	$16,806	5.05%	$324,389	$15,965	4.92%
Time deposits placed and other short-term investments	9,902	354	3.58	10,105	459	4.54	9,704	465	4.79
Federal funds sold and securities borrowed or purchased under agreements to resell	328,423	15,433	4.70	310,626	19,911	6.41	291,669	18,679	6.40
Trading account assets	235,772	12,346	5.24	207,557	10,476	5.05	189,263	8,849	4.68
Debt securities	930,634	27,466	2.94	868,709	26,107	2.99	794,192	20,332	2.55
Loans and leases (2)
Residential mortgage	233,745	8,093	3.46	227,777	7,391	3.24	229,001	6,923	3.02
Home equity	26,315	1,512	5.75	25,621	1,607	6.27	25,969	1,471	5.67
Credit card	101,043	11,518	11.40	99,914	11,438	11.45	96,190	10,436	10.85
Direct/Indirect and other consumer	109,701	5,960	5.43	104,548	5,829	5.58	104,571	5,200	4.97
Total consumer	470,804	27,083	5.75	457,860	26,265	5.74	455,731	24,030	5.27
U.S. commercial	434,652	23,023	5.30	390,574	21,402	5.48	378,212	19,494	5.15
Non-U.S. commercial	148,871	8,233	5.53	126,596	8,749	6.91	125,486	8,023	6.39
Commercial real estate (3)	66,356	4,092	6.17	69,940	5,000	7.15	72,981	5,162	7.07
Commercial lease financing	16,104	870	5.40	15,111	806	5.33	13,846	646	4.67
Total commercial	665,983	36,218	5.44	602,221	35,957	5.97	590,525	33,325	5.64
Total loans and leases	1,136,787	63,301	5.57	1,060,081	62,222	5.87	1,046,256	57,355	5.48
Other earning assets	122,211	9,782	8.00	108,893	11,245	10.33	98,127	9,184	9.36
Total earning assets	3,024,272	139,175	4.60	2,898,868	147,226	5.08	2,753,600	130,829	4.75
Cash and due from banks	24,784			24,045			26,076
Other assets, less allowance for loan and lease losses	361,356			359,132			372,785
Total assets	$3,410,412			$3,282,045			$3,152,461
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$1,087,871	$22,836	2.10%	$1,050,904	$25,177	2.40%	$1,038,681	$19,081	1.84%
Time and savings deposits	258,373	7,904	3.06	250,591	8,848	3.53	168,531	3,812	2.26
Total U.S. interest-bearing deposits	1,346,244	30,740	2.28	1,301,495	34,025	2.61	1,207,212	22,893	1.90
Non-U.S. interest-bearing deposits	123,461	3,773	3.06	109,246	4,417	4.04	96,845	3,270	3.38
Total interest-bearing deposits	1,469,705	34,513	2.35	1,410,741	38,442	2.72	1,304,057	26,163	2.01
Federal funds purchased, securities loaned or sold under agreements to repurchase	385,966	18,572	4.81	367,192	23,777	6.48	301,015	20,583	6.84
Short-term borrowings and other interest-bearing liabilities	175,902	9,470	5.38	149,355	10,761	7.21	152,548	9,970	6.54
Trading account liabilities	51,758	2,657	5.13	52,371	2,191	4.18	46,083	2,043	4.43
Long-term debt	245,775	13,258	5.39	246,081	15,376	6.25	248,853	14,572	5.86
Total interest-bearing liabilities	2,329,106	78,470	3.37	2,225,740	90,547	4.07	2,052,556	73,331	3.57
Noninterest-bearing sources
Noninterest-bearing deposits	514,477			513,365			583,484
Other liabilities (4)	268,355			250,473			234,560
Shareholders’ equity	298,474			292,467			281,861
Total liabilities and shareholders’ equity	$3,410,412			$3,282,045			$3,152,461
Net interest spread			1.23%			1.01%			1.18%
Impact of noninterest-bearing sources			0.78			0.94			0.90
Net interest income/yield on earning assets (5)		$60,705	2.01%		$56,679	1.95%		$57,498	2.08%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 79.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $60.4 billion, $63.8 billion and $67.2 billion, and non-U.S. commercial real estate loans of $5.9 billion, $6.1 billion and $5.8 billion for 2025, 2024 and 2023, respectively.
(4)Includes $62.9 billion, $48.4 billion and $40.2 billion of structured notes and liabilities for 2025, 2024 and 2023, respectively.
(5)Net interest income includes FTE adjustments of $609 million, $619 million and $567 million for 2025, 2024 and 2023, respectively.

Bank of America 34

Table 9	Analysis of Changes in Net Interest Income - FTE Basis

	Due to Change in (1)		Net Change	Due to Change in (1)		Net Change
	Volume	Rate		Volume	Rate
(Dollars in millions)	From 2024 to 2025			From 2023 to 2024
Increase (decrease) in interest income
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(3,649)	$(2,664)	$(6,313)	$414	$427	$841
Time deposits placed and other short-term investments	(9)	(96)	(105)	19	(25)	(6)
Federal funds sold and securities borrowed or purchased under agreements to resell	1,141	(5,619)	(4,478)	1,201	31	1,232
Trading account assets	1,430	440	1,870	865	762	1,627
Debt securities	1,719	(360)	1,359	1,820	3,955	5,775
Loans and leases
Residential mortgage	182	520	702	(44)	512	468
Home equity	43	(138)	(95)	(18)	154	136
Credit card	131	(51)	80	405	597	1,002
Direct/Indirect and other consumer	292	(161)	131	(4)	633	629
Total consumer			818			2,235
U.S. commercial	2,417	(796)	1,621	621	1,287	1,908
Non-U.S. commercial	1,538	(2,054)	(516)	66	660	726
Commercial real estate	(256)	(652)	(908)	(217)	55	(162)
Commercial lease financing	52	12	64	60	100	160
Total commercial			261			2,632
Total loans and leases			1,079			4,867
Other earning assets	1,379	(2,842)	(1,463)	1,008	1,053	2,061
Net increase (decrease) in interest income			$(8,051)			$16,397
Increase (decrease) in interest expense
U.S. interest-bearing deposits
Demand and money market deposit accounts	$932	$(3,273)	$(2,341)	$256	$5,840	$6,096
Time and savings deposits	273	(1,217)	(944)	1,851	3,185	5,036
Total U.S. interest-bearing deposits			(3,285)			11,132
Non-U.S. interest-bearing deposits	571	(1,215)	(644)	423	724	1,147
Total interest-bearing deposits			(3,929)			12,279
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,234	(6,439)	(5,205)	4,533	(1,339)	3,194
Short-term borrowings and other interest bearing liabilities	1,922	(3,213)	(1,291)	(202)	993	791
Trading account liabilities	(28)	494	466	277	(129)	148
Long-term debt	(15)	(2,103)	(2,118)	(152)	956	804
Net increase (decrease) in interest expense			(12,077)			17,216
Net increase (decrease) in net interest income (2)			$4,026			$(819)
(1)The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance is allocated between the rate and volume variances.
(2)Includes changes in FTE basis adjustments of a $10 million decrease from 2024 to 2025 and a $52 million increase from 2023 to 2024.

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

Bank of America Corporation
Consumer Banking
Consumer Deposits
Consumer Investments
Small Business Client Management
Consumer and Small Business Credit Card
Debit Card
Consumer Real Estate Loans
Consumer Vehicle Lending
Global Wealth & Investment Management
Merrill Wealth Management
Bank of America Private Bank
Global Banking
Global Investment Banking
Global Corporate Banking
Global Commercial Banking
Business Banking
Global Markets
Fixed Income, Currencies and Commodities Markets
Equity Markets
All Other
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

For more information on our presentation of financial information on an FTE basis, see Supplemental Financial Data on page 31, and for reconciliations to consolidated total revenue, net income and year--end total assets, see Note 23 – Business Segment Information to the Consolidated Financial Statements.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators that management uses when evaluating segment results. We believe they are useful to investors because they provide additional information about our segments’ operational performance, client trends and business growth. These KPIs may not be defined or calculated in the same way as similar KPIs used by other companies.

Bank of America 36

Consumer Banking

(Dollars in millions)	2025	2024	% Change
Net interest income	$35,309	$33,078	7%
Noninterest income:
Card income	5,456	5,432	—
Service charges	2,528	2,445	3
All other income	380	481	(21)
Total noninterest income	8,364	8,358	—
Total revenue, net of interest expense	43,673	41,436	5

Provision for credit losses	4,649	4,987	(7)
Noninterest expense	22,697	22,104	3
Income before income taxes	16,327	14,345	14
Income tax expense	4,082	3,586	14
Net income	$12,245	$10,759	14

Effective tax rate	25.0%	25.0%

Net interest yield	3.56	3.34
Efficiency ratio	51.97	53.35
Return on average allocated capital	28	25

Balance Sheet

Average
Total loans and leases	$319,312	$313,792	2%
Total earning assets	992,579	988,950	—
Total assets	1,030,094	1,026,310	—
Total deposits	948,078	945,549	—
Allocated capital	44,000	43,250	2

Year End
Total loans and leases	$325,871	$318,754	2%
Total earning assets	998,969	995,369	—
Total assets	1,039,346	1,034,370	—
Total deposits	956,265	952,311	—
Consumer Banking offers a diversified range of lending, deposit and investment products and services to consumers and small businesses. Consumer Banking includes the net impact of migrating customers and their related deposit, brokerage asset and loan balances between Consumer Banking and GWIM, as well as other client-managed businesses. Our customers and clients have access to a coast-to-coast network, including financial centers in 38 states and the District of Columbia. As of December 31, 2025, our network includes approximately 3,600 financial centers, approximately 15,000 ATMs, nationwide call centers and leading digital banking platforms with approximately 49 million active users, including approximately 41 million active mobile users.
Consumer Banking Results
Net income for Consumer Banking increased $1.5 billion to $12.2 billion primarily due to higher revenue and lower provision for credit losses, partially offset by higher noninterest expense. Net interest income increased $2.2 billion to $35.3 billion primarily driven by higher deposit spreads, as well as loan and deposit balances. Noninterest income was $8.4 billion, relatively unchanged from the same period a year ago.

The provision for credit losses decreased $338 million to $4.6 billion primarily due to improved asset quality in credit card. Noninterest expense increased $593 million to $22.7 billion primarily driven by investments in the business, including people and marketing.
The return on average allocated capital was 28 percent, up from 25 percent, due to higher net income, partially offset by an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 36.
Average loans and leases increased $5.5 billion to $319.3 billion due to growth across all products.
Average deposits increased $2.5 billion to $948.1 billion primarily due to growth in time deposits of $16.5 billion and net inflows of $7.2 billion in checking, partially offset by net outflows of $21.1 billion in money market and other savings.
Consumer investment assets increased $81.3 billion to $599.1 billion driven by higher market valuations and positive net client flows.
Key Statistics
The following table provides key performance indicators for deposit spreads, other period-end information, credit and debit card and loan production activities.

37 Bank of America

Key Statistics

(Dollars in millions)	2025	2024
Deposit Spreads
Total deposit spreads (excludes noninterest costs)	2.92%	2.77%

Year end
Consumer investment assets (in millions) (1)	$599,110	$517,835
Active digital banking users (in thousands) (2)	49,323	48,150
Active mobile banking users (in thousands) (3)	41,427	39,958
Financial centers	3,628	3,700
ATMs	14,909	14,893

Credit and Debit Card
Total credit card (4)
Gross interest yield (5)	12.02%	12.30%
Risk-adjusted margin (6)	7.06	6.98
New accounts (in thousands)	3,531	3,820
Purchase volumes	$377,760	$368,861
Debit card purchase volumes	594,603	557,000

Loan Production (7)
Consumer Banking:
First mortgage	$12,137	$10,252
Home equity	8,560	7,450
Total (8):
First mortgage	$26,326	$21,104
Home equity	10,400	8,884
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
Active mobile banking users increased by more than one million, reflecting client growth and continuing changes in our clients’ banking preferences. We had a net decrease of 72 financial centers and an increase of 16 ATMs as we continued to optimize our consumer banking network.
During 2025, the total risk-adjusted margin increased eight bps primarily driven by higher net interest margin and lower net charge-offs, partially offset by lower fee income. Total credit card purchase volumes increased $8.9 billion, and debit card purchase volumes increased $37.6 billion, reflecting higher levels of consumer spending.

During 2025, first mortgage loan originations for Consumer Banking increased $1.9 billion, and first mortgage loan originations for the total Corporation increased $5.2 billion, primarily driven by higher demand.
During 2025, home equity production in Consumer Banking increased $1.1 billion, and home equity production for the total Corporation increased $1.5 billion, primarily driven by higher demand.

Bank of America 38

Global Wealth & Investment Management

(Dollars in millions)	2025	2024	% Change
Net interest income	$7,197	$6,969	3%
Noninterest income:
Investment and brokerage services	17,019	15,238	12
All other income	667	722	(8)
Total noninterest income	17,686	15,960	11
Total revenue, net of interest expense	24,883	22,929	9

Provision for credit losses	35	4	n/m
Noninterest expense	18,621	17,241	8
Income before income taxes	6,227	5,684	10
Income tax expense	1,557	1,421	10
Net income	$4,670	$4,263	10

Effective tax rate	25.0%	25.0%

Net interest yield	2.32	2.20
Efficiency ratio	74.84	75.19
Return on average allocated capital	24	23

Balance Sheet

Average
Total loans and leases	$243,123	$223,899	9%
Total earning assets	309,890	317,283	(2)
Total assets	323,914	331,014	(2)
Total deposits	279,776	287,491	(3)
Allocated capital	19,750	18,500	7

Year end
Total loans and leases	$261,303	$231,981	13%
Total earning assets	320,899	323,496	(1)
Total assets	335,495	338,367	(1)
Total deposits	289,854	292,278	(1)
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
Net income for GWIM increased $407 million to $4.7 billion primarily due to higher revenue, partially offset by higher noninterest expense. The operating margin was 25 percent in both 2025 and 2024.
Net interest income increased $228 million to $7.2 billion primarily driven by loan growth.
Noninterest income, which primarily includes investment and brokerage services income, increased $1.7 billion to $17.7 billion. The increase was primarily driven by higher asset management fees, which increased 12 percent to $15.4 billion, reflecting higher market valuations and the impact of positive AUM flows as well as higher brokerage fees due to increased transactional volume, partially offset by the impact of lower AUM pricing.
Noninterest expense increased $1.4 billion to $18.6 billion primarily due to higher revenue-related incentives and investments in the business, including people and technology.
The return on average allocated capital was 24 percent, up from 23 percent, due to higher net income, partially offset by an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 36.
Average loans and leases increased $19.2 billion to $243.1 billion primarily driven by custom lending, securities-based lending and residential mortgage. Average deposits decreased $7.7 billion to $279.8 billion primarily driven by clients moving deposits to higher yielding investment cash alternatives, including offerings on our investment and brokerage platforms, as well as a higher level of client tax payments.
Merrill Wealth Management revenue of $20.7 billion increased nine percent primarily driven by higher asset management fees reflecting higher market valuations and the impact of positive AUM flows, as well as higher brokerage fees due to increased transactional volume.
Bank of America Private Bank revenue of $4.2 billion increased eight percent primarily driven by higher net interest income from loan and deposit growth, as well as higher asset management fees reflecting higher market valuations and the impact of positive AUM flows.

39 Bank of America

Key Indicators and Metrics

(Dollars in millions)	2025	2024
Revenue by Business
Merrill Wealth Management	$20,716	$19,066
Bank of America Private Bank	4,167	3,863
Total revenue, net of interest expense	$24,883	$22,929

Client Balances by Business, at year end
Merrill Wealth Management	$3,992,312	$3,578,513
Bank of America Private Bank	759,082	673,593
Total client balances	$4,751,394	$4,252,106

Client Balances by Type, at year end
Assets under management	$2,177,708	$1,882,211
Brokerage and other assets	2,067,937	1,888,334
Deposits	289,854	292,278
Loans and leases (1)	263,819	234,208
Less: Managed deposits in assets under management	(47,924)	(44,925)
Total client balances	$4,751,394	$4,252,106

Assets Under Management Rollforward
Assets under management, beginning of year	$1,882,211	$1,617,740
Net client flows	81,997	79,227
Market valuation/other	213,500	185,244
Total assets under management, end of year	$2,177,708	$1,882,211
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
Client balances increased $499.3 billion, or 12 percent, to $4.8 trillion at December 31, 2025 compared to December 31, 2024. The increase in client balances was driven by higher market valuations and positive net client flows.

Bank of America 40

Global Banking

(Dollars in millions)	2025	2024	% Change
Net interest income	$12,611	$13,235	(5)%
Noninterest income:
Service charges	3,438	3,135	10
Investment banking fees	3,742	3,453	8
All other income	4,317	3,925	10
Total noninterest income	11,497	10,513	9
Total revenue, net of interest expense	24,108	23,748	2

Provision for credit losses	943	883	7
Noninterest expense	12,416	11,853	5
Income before income taxes	10,749	11,012	(2)
Income tax expense	2,956	3,028	(2)
Net income	$7,793	$7,984	(2)

Effective tax rate	27.5%	27.5%

Net interest yield	1.94	2.29
Efficiency ratio	51.51	49.91
Return on average allocated capital	15	16

Balance Sheet

Average
Total loans and leases	$385,379	$373,227	3%
Total earning assets	650,829	577,481	13
Total assets	715,866	643,337	11
Total deposits	616,831	545,769	13
Allocated capital	50,750	49,250	3

Year end
Total loans and leases	$388,998	$379,473	3%
Total earning assets	671,354	605,499	11
Total assets	734,710	670,505	10
Total deposits	641,211	578,159	11
Global Banking, which includes Global Corporate Banking, Global Commercial Banking, Business Banking and Global Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions, and underwriting and advisory services through our network of global offices and client relationship teams. Our lending products and services include commercial loans, leases, commitment facilities, trade finance, commercial real estate lending and asset-based lending. Our treasury solutions business includes deposits, treasury management, corporate credit card, merchant services, foreign exchange and short-term investment products. We also provide investment banking services to our clients such as debt and equity underwriting and distribution, and merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker-dealer affiliates, which are our primary dealers in several countries. Within Global Banking, Global Corporate Banking clients generally include large global corporations, financial institutions and leasing clients. Global Commercial Banking clients generally include middle-market companies, commercial real estate firms and not-for-profit companies. Business Banking clients include mid-sized U.S.-based businesses requiring customized and integrated financial advice and solutions.

Net income for Global Banking decreased $191 million to $7.8 billion driven by higher noninterest expense and provision for credit losses, partially offset by higher revenue.
Net interest income decreased $624 million to $12.6 billion primarily due to the impact of lower interest rates, partially offset by the benefit of higher average deposit and loan balances.
Noninterest income increased $984 million to $11.5 billion primarily due to sales of certain leveraged finance positions, higher investment banking fees and higher treasury service charges.
The provision for credit losses increased $60 million to $943 million driven by the commercial and industrial portfolio, partially offset by improvement within the commercial real estate portfolio.
Noninterest expense increased $563 million to $12.4 billion primarily due to continued investments in the business, including people, technology and operations, as well as higher regulatory costs.
The return on average allocated capital was 15 percent, down from 16 percent, due to lower net income and an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 36.

41 Bank of America

Global Corporate, Global Commercial and Business Banking
Global Corporate, Global Commercial and Business Banking each include Business Lending and Global Transaction Services activities. Business Lending includes various lending-related products and services, and related hedging activities, including commercial loans, leases, commitment facilities, trade finance, commercial real estate lending and asset-based lending. Global Transaction Services includes deposits, treasury management, corporate credit card, merchant services, foreign exchange and short-term investment products. The table below and discussion present a summary of the results, which exclude certain investment banking and other activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Business Lending	$4,031	$4,339	$4,566	$4,941	$216	$231	$8,813	$9,511
Global Transaction Services	5,299	5,125	4,224	3,906	1,488	1,474	11,011	10,505
Total revenue, net of interest expense	$9,330	$9,464	$8,790	$8,847	$1,704	$1,705	$19,824	$20,016

Balance Sheet

Average
Total loans and leases	$174,993	$164,179	$198,414	$196,650	$11,913	$12,272	$385,320	$373,101
Total deposits	347,396	300,154	215,160	193,533	54,275	52,081	616,831	545,768

Year end
Total loans and leases	$179,314	$173,013	$197,313	$194,529	$12,358	$11,791	$388,985	$379,333
Total deposits	348,798	316,214	234,887	209,792	57,523	52,152	641,208	578,158
Business Lending revenue decreased $698 million in 2025 compared to 2024 primarily driven by lower net interest income.
Global Transaction Services revenue increased $506 million in 2025 compared to 2024 primarily driven by the benefit of higher average deposit balances and higher treasury service charges, partially offset by the impact of lower interest rates.
Average loans and leases of $385.3 billion increased three percent in 2025 compared to 2024 due to client demand. Average deposits of $616.8 billion increased 13 percent in 2025 compared to 2024 due to growth in deposit balances from existing clients and the addition of new clients.
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

Investment Banking Fees

	Global Banking		Total Corporation
(Dollars in millions)	2025	2024	2025	2024
Products
Advisory	$1,707	$1,504	$1,890	$1,690
Debt issuance	1,548	1,398	3,698	3,310
Equity issuance	487	551	1,259	1,354
Gross investment banking fees	3,742	3,453	6,847	6,354
Self-led deals	(69)	(32)	(217)	(168)
Total investment banking fees	$3,673	$3,421	$6,630	$6,186
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, increased seven percent to $6.6 billion compared to the same period in 2024 primarily due to higher debt issuance and advisory fees, partially offset by lower equity issuance fees.

Bank of America 42

Global Markets

(Dollars in millions)	2025	2024	% Change
Net interest income	$5,690	$3,375	69%
Noninterest income:
Investment and brokerage services	2,511	2,128	18
Investment banking fees	2,837	2,655	7
Market making and similar activities	12,064	12,778	(6)
All other income	994	876	13
Total noninterest income	18,406	18,437	—
Total revenue, net of interest expense	24,096	21,812	10

Provision for credit losses	71	(32)	n/m
Noninterest expense	15,418	13,926	11
Income before income taxes	8,607	7,918	9
Income tax expense	2,496	2,296	9
Net income	$6,111	$5,622	9

Effective tax rate	29.0%	29.0%

Efficiency ratio	63.99	63.85
Return on average allocated capital	13	12

Balance Sheet

Average
Trading-related assets:
Trading account securities	$352,548	$324,065	9%
Reverse repurchases	145,925	137,052	6
Securities borrowed	138,791	135,108	3
Derivative assets	40,699	37,795	8
Total trading-related assets	677,963	634,020	7
Total loans and leases	181,334	140,557	29
Total earning assets	806,901	710,604	14
Total assets	1,010,898	911,657	11
Total deposits	38,074	34,120	12
Allocated capital	49,000	45,500	8

Year end
Total trading-related assets	$670,949	$580,557	16%
Total loans and leases	202,733	157,450	29
Total earning assets	814,196	687,678	18
Total assets	1,032,858	876,548	18
Total deposits	40,614	38,848	5
n/m = not meaningful
Global Markets offers sales and trading services and research services to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, MBS, commodities and asset-backed securities. The economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking under an internal revenue-sharing arrangement. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For information on investment banking fees on a consolidated basis, see page 42.
The following explanations for year-over-year changes in results for Global Markets, including those disclosed under Sales and Trading Revenue, are the same for amounts including and excluding net DVA. Amounts excluding net DVA are a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 31.
Net income for Global Markets increased $489 million to $6.1 billion. Net DVA losses were $35 million compared to $113 million in 2024. Excluding net DVA, net income increased $430 million to $6.1 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $2.3 billion to $24.1 billion primarily due to higher sales and trading revenue, sales of certain leveraged finance positions and higher investment banking fees. Sales and trading revenue increased $2.1 billion, and excluding net DVA, increased $2.0 billion. These increases were driven by higher revenue in Equities and FICC. Noninterest expense increased $1.5 billion to $15.4 billion primarily driven by higher revenue-related expenses and continued investments in the business, including people and technology.

43 Bank of America

Average total assets increased $99.2 billion to $1.0 trillion, driven by loan growth, higher levels of inventory and increased financing activity. Year-end total assets increased $156.3 billion to $1.0 trillion driven by the same factors as average total assets.
The return on average allocated capital was 13 percent, up from 12 percent, due to an increase in net income, partially offset by higher allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 36.
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

Sales and Trading Revenue (1, 2, 3)

(Dollars in millions)	2025	2024
Sales and trading revenue (2)
Fixed-income, currencies and commodities	$12,267	$11,371
Equities	8,604	7,436
Total sales and trading revenue	$20,871	$18,807

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$12,308	$11,468
Equities	8,598	7,452
Total sales and trading revenue, excluding net DVA	$20,906	$18,920
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $708 million and $890 million for 2025 and 2024.
(3)Includes Global Banking sales and trading revenue of $530 million and $677 million for 2025 and 2024.
(4)FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $41 million and $97 million for 2025 and 2024. Equities net DVA gains (losses) were $6 million and $(16) million for 2025 and 2024.
Including and excluding net DVA, FICC revenue increased $896 million and $840 million driven by improved trading performance in macro products. Including and excluding net DVA, Equities revenue increased $1.2 billion and $1.1 billion driven by increased client activity.
All Other

(Dollars in millions)	2025	2024	% Change
Net interest income	$(102)	$22	n/m
Noninterest income (loss)	(2,952)	(3,472)	(15)%
Total revenue, net of interest expense	(3,054)	(3,450)	(11)

Provision for credit losses	(23)	(21)	10
Noninterest expense	575	1,688	(66)
Loss before income taxes	(3,606)	(5,117)	(30)
Income tax benefit	(3,296)	(3,462)	(5)
Net loss	$(310)	$(1,655)	(81)

Balance Sheet

Average
Total loans and leases	$7,639	$8,606	(11)%
Total assets (1)	329,640	369,727	(11)
Total deposits	101,423	111,177	(9)

Year end
Total loans and leases	$6,795	$8,177	(17)%
Total assets (1)	269,329	341,509	(21)
Total deposits	90,785	103,871	(13)
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $990.6 billion and $956.5 billion for 2025 and 2024 and year-end allocated assets were $1.0 trillion and $980.4 billion at December 31, 2025 and 2024.
n/m = not meaningful
All Other primarily consists of asset and liability management (ALM) activities, liquidating businesses and certain expenses not otherwise allocated to a business segment, and adjustments to allocate income tax benefits from tax-related equity investments to noninterest income to present Global Banking and Global Markets on an FTE basis. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements.
The net loss in All Other decreased $1.3 billion to $310 million primarily due to lower noninterest expense and a lower loss in noninterest income, partially offset by a lower income tax benefit.
The loss in noninterest income decreased $520 million primarily due to a reduction in the volume of tax-related equity investments and lower valuation losses on certain derivatives.
Noninterest expense decreased $1.1 billion to $575 million primarily due to a reduction in the Corporation’s accrual in 2025 for the FDIC special assessment compared to an increase in the accrual in 2024, and lower expenses related to a liquidating business activity.
The income tax benefit decreased $166 million primarily due to a lower pretax loss.

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
●    Reputational risk is the risk that negative perception of the Corporation may materially impact its financial condition.
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
For a more detailed discussion of our risk management activities, see the discussion below and pages 48 through 83.
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

45 Bank of America

Board of Directors and Board Committees
The Board is composed of 14 directors, all but one of whom are independent. The Board oversees management’s establishment of an effective Risk Framework and oversees compliance with safe and sound banking practices. In addition, the Board and its committees make inquiries of, and receive reports from senior management on, risk-related matters to assess scope or resource limitations that could impede the ability of Global Risk Management (GRM) and/or Corporate Audit to execute their responsibilities. The Audit and Enterprise Risk Committees discussed below have the principal responsibility for enterprise-wide oversight of our risk management activities. Through these responsibilities, the Board and applicable committees are provided with information on our risk profile and oversee senior management addressing key risks we face. Other Board committees, as described below, provide additional oversight of specific risks.
The Audit and Enterprise Risk Committees regularly report to the Board on risk-related matters within the committees’ responsibilities, which are intended to collectively provide the Board with integrated insight about the Corporation’s risk profile and our management of enterprise-wide risks.
Audit Committee
The Audit Committee provides risk assessment and management oversight for compliance risk pursuant to New York Stock Exchange listing standards and regularly receives updates from management on compliance risk-related matters. In addition, the Audit Committee oversees the qualifications, performance and independence of the Independent Registered Public Accounting Firm, the performance of our Corporate Audit function, the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements, and makes inquiries of the Chief Audit Executive (CAE) or other senior management to determine whether there are scope or resource limitations that impede the ability of Corporate Audit to execute its responsibilities.
Enterprise Risk Committee
The ERC oversees the Corporation’s Risk Framework, risk appetite and senior management’s identification, measurement, monitoring and control of key risks facing the Corporation. The
ERC regularly receives risk management updates from management on key risks and selected risk topics, including emerging risks. The ERC also periodically reviews the adequacy of the resources of the Corporation’s independent GRM function. The ERC may consult with other Board committees on risk-related matters such as the Audit Committee for compliance risks.
Other Board Committees
Our Corporate Governance Committee oversees corporate governance matters, including periodically reviewing and making recommendations to the Board on Board succession planning and composition matters, conducting an annual review of the Board’s performance and leading itself and the Board’s other committees in an annual assessment of their performance. The committee also oversees sustainability matters (other than human capital matters), including the Corporation’s public policy engagement, sustainability initiatives, charitable contributions, and community reinvestment activities and performance.
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

Bank of America 46

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
Lines of Defense
We have clear ownership and accountability for managing risk across three lines of defense: Front Line Units (FLUs), GRM and Corporate Audit. We also have control functions outside of FLUs and GRM (e.g., Legal and Public Policy, and Chief People Organization). The three lines of defense are integrated into our management-level governance structure. Each of these functional roles is further described in this section.
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

47 Bank of America

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
Strategic Risk Management
Strategic risk is embedded in every business and is one of the major risk categories along with credit, market, liquidity, compliance, operational and reputational risks. This risk results from incorrect assumptions about external or internal factors, inappropriate business plans, ineffective business strategy execution, or failure to respond in a timely manner to changes in the regulatory, macroeconomic or competitive environments in the geographic locations in which we operate (e.g., competitor actions, changing customer preferences, product obsolescence and technology developments).
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
On an annual basis, the Board reviews and approves the strategic plan, capital plan, financial operating plan and Risk Appetite Statement. With oversight by the Board, senior management directs the lines of business to execute our strategic plan consistent with our core operating principles and risk appetite. The executive management team monitors business performance throughout the year and provides the Board with regular progress reports on whether strategic objectives and timelines are being met, including reports on strategic risks and if additional or alternative actions need to be considered or implemented. The regular executive reviews focus on assessing forecasted earnings and returns on capital, the current risk profile, current capital and liquidity positions and related requirements, staffing levels and changes required to support the strategic plan, stress testing results, and other qualitative factors such as market growth rates and peer analysis.
Significant strategic actions, such as capital actions, material acquisitions or divestitures, and resolution plans are reviewed and approved by the Board or delegate. At the business level, processes are in place to discuss the strategic risk implications of new, expanded or modified businesses, products or services, regulatory change and other strategic initiatives, and to provide formal review and approval where required. With oversight by the Board and the ERC, executive management performs similar analyses throughout the year, and evaluates changes to the financial forecast or the risk, capital or liquidity positions as deemed appropriate to balance and optimize achieving the targeted risk appetite, shareholder returns and maintaining the targeted financial strength. Proprietary models are used to measure the capital requirements for credit, country, market, operational and strategic risks. The allocated capital assigned to each business is based on its unique risk profile. With oversight by the Board, executive management assesses the risk-adjusted returns of each business in approving strategic and financial operating plans. The businesses use allocated capital to define business strategies, and price products and transactions.
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

Bank of America 48

CCAR and Capital Planning
The Board of Governors of the Federal Reserve System (Federal Reserve) requires large BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing capital planning and the stress capital buffer (SCB) requirement, which include supervisory stress testing by the Federal Reserve. Based on the results of our 2025 Comprehensive Capital Analysis and Review (CCAR) stress test under the current regulatory framework, our SCB is 2.5 percent, resulting in a Common equity tier 1 (CET1) minimum requirement of 10.0 percent, effective October 1, 2025. At December 31, 2025, the Corporation’s CET1 capital ratio was 11.4 percent under the Standardized approach. As part of the Federal Reserve’s release of 2026 hypothetical stress test scenarios, the Federal Reserve announced the Corporation’s SCB will remain 2.5 percent through September 30, 2027. For more information, see Regulatory Developments in this section.
On July 24, 2024, the Corporation announced the Board’s authorization of a $25 billion common stock repurchase program, effective August 1, 2024 (2024 Repurchase Program), which replaced the Corporation’s previous repurchase program that expired on August 1, 2024. In addition, on July 23, 2025, the Corporation announced the Board’s authorization of a $40 billion common stock repurchase program, effective August 1, 2025, which replaced the 2024 Repurchase Program that expired on the same date. Pursuant to these Board-authorized repurchase programs, during 2025, the Corporation repurchased $21.4 billion of common stock. For more information, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 24.
The timing and amount of common stock repurchases are subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, regulatory requirements and general market conditions, and may be suspended or discontinued at any time. Such repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act).
Further, as part of our planned capital actions, during 2025, the Corporation paid common stock dividends of $8.1 billion.
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
The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and RWA under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of December 31, 2025, the Corporation’s binding ratio was the Total capital ratio under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely of CET1 capital. For the period from October 1, 2024 through September 30, 2025, the Corporation’s minimum CET1 ratio requirements were 10.7 percent under the Standardized approach and 10.0 percent under the Advanced approaches. Effective October 1, 2025, the Corporation’s minimum CET1 requirement was 10.0 percent under both the Standardized approach and the Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee on Banking Supervision’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach for various factors. The Corporation’s Method 1 G-SIB surcharge is 1.5 percent, and its Method 2 G-SIB surcharge is 3.0 percent. On January 1, 2027, the Corporation’s G-SIB surcharge will increase by 50 bps to 2.0 percent under Method 1 and to 3.5 percent under Method 2, which will increase the Corporation’s minimum capital ratio requirements. At December 31, 2025, the Corporation’s CET1 capital ratio of 11.4 percent under the Standardized approach exceeded its minimum CET1 capital ratio requirement of 10.0 percent.
At December 31, 2025, the Corporation was also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. Our insured depository institution subsidiaries were required to maintain a minimum SLR of 6.0 percent to be considered well capitalized under the PCA framework. At December 31, 2025, both the Corporation and its insured depository institution subsidiaries exceeded their minimum supplementary leverage requirements. Effective January 1, 2026, the minimum SLR requirement for the Corporation and its insured depository institutions is 3.75 percent. For more information, see Regulatory Developments in this section. The numerator of the SLR is quarter-end Basel 3 Tier 1 capital. The denominator is total leverage exposure based on the daily average of the sum of on-balance sheet exposures less permitted deductions and the simple average of certain off-balance sheet exposures, as of the end of each month in a quarter.
Capital Composition and Ratios
Effective in the fourth quarter of 2025, the Corporation elected to change its accounting methods related to certain tax-related equity investments and applied those changes retrospectively through a cumulative adjustment to retained earnings. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. Under applicable bank regulatory rules, the Corporation is not required to, and accordingly, did not revise regulatory capital information as of December 31, 2024.

49 Bank of America

Table 10 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2025 and 2024. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 10	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1, 2)	Advanced Approaches (1, 2)	Regulatory Minimum (3)
(Dollars in millions, except as noted)	December 31, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$201,410	$201,410
Tier 1 capital	227,382	227,382
Total capital (4)	261,232	250,347
Risk-weighted assets (in billions)	1,773	1,570
Common equity tier 1 capital ratio	11.4%	12.8%	10.0%
Tier 1 capital ratio	12.8	14.5	11.5
Total capital ratio	14.7	15.9	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$3,348	$3,348
Tier 1 leverage ratio	6.8%	6.8%	4.0

Supplementary leverage exposure (in billions)		$3,986
Supplementary leverage ratio		5.7%	5.0

	December 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$201,083	$201,083
Tier 1 capital	223,458	223,458
Total capital (4)	255,363	244,809
Risk-weighted assets (in billions)	1,696	1,490
Common equity tier 1 capital ratio	11.9%	13.5%	10.7%
Tier 1 capital ratio	13.2	15.0	12.2
Total capital ratio	15.1	16.4	14.2

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$3,240	$3,240
Tier 1 leverage ratio	6.9%	6.9%	4.0

Supplementary leverage exposure (in billions)		$3,818
Supplementary leverage ratio		5.9%	5.0
(1)As of January 1, 2025, current expected credit losses (CECL) transition provision’s impact was fully phased-in. Capital ratios as of December 31, 2024 were calculated using the regulatory capital rule that allowed a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)Effective in the fourth quarter of 2025, the Corporation elected to change its accounting methods for certain tax-related equity investments and applied those changes retrospectively through cumulative adjustment to retained earnings. Under applicable bank regulatory rules, the Corporation is not required to revise previously-filed regulatory capital ratios and, accordingly, did not revise regulatory capital information as of December 31, 2024.
(3)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 3.0 percent, and SCB (under the Standardized approach) of 2.5 percent at December 31, 2025 and 3.2 percent at December 31, 2024. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(4)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(5)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At December 31, 2025, CET1 capital was $201.4 billion, an increase of $327 million from December 31, 2024, primarily due to earnings, largely offset by capital distributions and, to a lesser extent, the impact of the tax-related equity investments accounting changes. Tier 1 capital increased $3.9 billion driven by the same factors as CET1 capital as well as preferred stock issuances. Total capital under the Standardized approach increased $5.9 billion driven by the same factors as Tier 1 capital, as well as subordinated debt issuances and an increase in the adjusted allowance for credit losses included in Tier 2 capital. RWA under the Standardized approach, which drove the lower CET1 capital ratio at December 31, 2025, increased $77.2 billion during 2025 to $1,773 billion primarily driven by lending activity in GWIM, Global Banking and Global Markets. Supplementary leverage exposure at December 31, 2025 increased $167.7 billion primarily driven by increased activity in Global Markets.

Bank of America 50

Table 11 shows the capital composition at December 31, 2025 and 2024.

Table 11	Capital Composition under Basel 3

		December 31
(Dollars in millions)		2025	2024
Total common shareholders’ equity		$277,251	$270,804
Impact of change in accounting method (1)		—	1,596
CECL transitional amount (2)		—	627
Goodwill, net of related deferred tax liabilities		(68,651)	(68,649)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(8,761)	(8,097)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,386)	(1,440)
Defined benefit pension plan net assets		(868)	(786)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,825	1,491
Accumulated net (gain) loss on certain cash flow hedges (3)		2,020	5,629
Other		(20)	(92)
Common equity tier 1 capital		201,410	201,083
Qualifying preferred stock, net of issuance cost		25,991	22,391
Other		(19)	(16)
Tier 1 capital		227,382	223,458
Tier 2 capital instruments		19,627	18,592
Qualifying allowance for credit losses (2)		14,431	13,558
Other		(208)	(245)
Total capital under the Standardized approach		261,232	255,363
Adjustment in qualifying allowance for credit losses under the Advanced approaches (2)		(10,885)	(10,554)
Total capital under the Advanced approaches		$250,347	$244,809
(1)Represents the decrease in retained earnings due to the Corporation’s election to change its accounting methods for certain tax-related equity investments in the fourth quarter of 2025. Under applicable bank regulatory rules, the Corporation is not required to revise previously-filed regulatory capital ratios and, accordingly, did not revise regulatory capital information as of December 31, 2024.
(2)The qualifying allowance for credit losses under the Standardized approach and under the Advanced approaches include the impact of transition provisions related to the CECL accounting standard. As of January 1, 2025, CECL transition provision’s impact was fully phased-in. December 31, 2024 includes 25 percent of the CECL transition provision’s impact as of December 31, 2021.
(3)Includes amounts in accumulated OCI related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
Table 12 shows the components of RWA as measured under Basel 3 at December 31, 2025 and 2024.

Table 12	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
		December 31
(Dollars in billions)		2025		2024
Credit risk		$1,694	$1,087	$1,623	$1,015
Market risk		79	79	73	73
Operational risk		n/a	357	n/a	359
Risks related to credit valuation adjustments		n/a	47	n/a	43
Total risk-weighted assets (1)		$1,773	$1,570	$1,696	$1,490
(1)Effective October 1, 2025, the Corporation elected to change its accounting methods for certain tax-related equity investments and applied those changes retrospectively. Under applicable bank regulatory rules, the Corporation is not required to revise previously-filed regulatory capital ratios and, accordingly, did not revise regulatory capital information as of December 31, 2024.
n/a = not applicable

51 Bank of America

Bank of America, N.A. Regulatory Capital
Table 13 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2025 and 2024. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 13	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1, 2)	Advanced Approaches (1, 2)	Regulatory Minimum (3)
(Dollars in millions, except as noted)	December 31, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$190,831	$190,831
Tier 1 capital	190,831	190,831
Total capital (4)	206,640	196,006
Risk-weighted assets (in billions)	1,530	1,227
Common equity tier 1 capital ratio	12.5%	15.6%	7.0%
Tier 1 capital ratio	12.5	15.6	8.5
Total capital ratio	13.5	16.0	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,592	$2,592
Tier 1 leverage ratio	7.4%	7.4%	5.0

Supplementary leverage exposure (in billions)		$3,101
Supplementary leverage ratio		6.2%	6.0

	December 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$194,341	$194,341
Tier 1 capital	194,341	194,341
Total capital (4)	209,256	198,923
Risk-weighted assets (in billions)	1,444	1,151
Common equity tier 1 capital ratio	13.5%	16.9%	7.0%
Tier 1 capital ratio	13.5	16.9	8.5
Total capital ratio	14.5	17.3	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,546	$2,546
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$3,015
Supplementary leverage ratio		6.4%	6.0
(1)As of January 1, 2025, CECL transition provision’s impact was fully phased-in. Capital ratios as of December 31, 2024 were calculated using the regulatory capital rule that allowed a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)Effective in the fourth quarter of 2025, the Corporation elected to change its accounting methods for certain tax-related equity investments and applied those changes retrospectively through cumulative adjustment to retained earnings. Under applicable bank regulatory rules, the Corporation is not required to revise previously-filed regulatory capital ratios and, accordingly, did not revise regulatory capital information as of December 31, 2024.
(3)Risk-based capital regulatory minimums at both December 31, 2025 and 2024 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(4)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(5)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. Table 14 presents the Corporation's TLAC and long-term debt ratios and related information as of December 31, 2025 and 2024.

Bank of America 52

Table 14	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	December 31, 2025
Total eligible balance	$466,728		$225,518
Percentage of risk-weighted assets (4)	26.3%	22.0%	12.7%	9.0%
Percentage of supplementary leverage exposure	11.7	9.5	5.7	4.5

	December 31, 2024
Total eligible balance	$459,857		$220,666
Percentage of risk-weighted assets (4)	27.1%	22.0%	13.0%	9.0%
Percentage of supplementary leverage exposure	12.0	9.5	5.8	4.5
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
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of December 31, 2025 and 2024.
Regulatory Developments
On November 25, 2025, the Federal Reserve, Office of the Comptroller of the Currency and FDIC issued a final rule that modified enhanced SLR requirements for bank holding companies and their insured depository institution subsidiaries, with corresponding revisions to TLAC and long-term debt requirements. Under the final rule, static buffer requirements have been replaced with a dynamic buffer requirement equal to 50 percent of the G-SIB’s Method 1 surcharge, with the buffer capped at one percent for insured depository institutions. The Corporation elected to early adopt the final rule as of January 1, 2026, which decreased the regulatory minimum SLR requirement to 3.75 percent from 5.0 percent for the Corporation, and to 3.75 percent from 6.0 percent for BANA as of the same date. For more information on the Corporation’s Method 1 and Method 2 G-SIB surcharge, see Minimum Capital Requirements in this section.
On October 24, 2025, the Federal Reserve issued two notices of proposed rulemaking (NPRs) related to its annual stress test. The first NPR requested comment on the hypothetical scenarios that will be used in the 2026 supervisory stress test. The Federal Reserve released these scenarios on February 4, 2026. The second NPR requests comment on the models the Federal Reserve uses to conduct the supervisory stress test. This NPR also outlines proposed changes to the broader stress testing framework and codifies an enhanced disclosure process under which the Federal Reserve would annually publish and invite public comment on stress test scenarios, models and material changes to those models.
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to regularly maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At December 31, 2025, BofAS had tentative net capital of $28.2 billion. BofAS also had regulatory net capital of $23.0 billion, which exceeded the minimum requirement of $5.1 billion.
MLPF&S provides retail services and is required to maintain net capital that is the greater of $250,000 or two percent of a certain component of its reserve calculation. At December 31, 2025, MLPF&S' regulatory net capital was $8.1 billion, which exceeded the minimum requirement of $175 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At December 31, 2025, MLI’s capital resources were $33.4 billion, which exceeded the minimum Pillar 1 requirement of $13.2 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At December 31, 2025, BofASE's capital resources were $11.8 billion, which exceeded the minimum Pillar 1 requirement of $4.0 billion.

53 Bank of America

In addition, MLI and BofASE remained conditionally registered with the SEC as security-based swap dealers, and maintained net liquid assets at December 31, 2025 that exceeded the applicable minimum requirements under the Exchange Act. The entities are also registered as swap dealers with the CFTC and met applicable capital requirements at December 31, 2025.
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
We provide centralized funding and liquidity management through a variety of activities, including monitoring of established limits, assessing exposures under both normal and stressed conditions and reviewing liquidity risk management processes and controls. GRM provides oversight of liquidity management across the Corporation, including FLUs and legal entities. GRM oversees the liquidity risk management governance structure, establishes liquidity risk policies, and provides independent review and challenge of the Corporation's liquidity risk management processes.
The Board, its risk committee and various management committees oversee the Corporation’s liquidity activities and risk governance. The Board and/or ERC approve our liquidity risk policy, Financial Contingency and Recovery Plan and liquidity risk appetite limits. Management committees responsible for liquidity governance include the Corporation’s Management Risk Committee, Asset and Liability Governance Committee, Liquidity Risk Committee and Asset and Liability Management Investment Committee. For more information, see Managing Risk on page 88. Under this governance framework, we developed certain funding and liquidity risk management practices which include: maintaining liquidity at Bank of America Corporation (Parent) and selected subsidiaries, including our bank subsidiaries and other regulated entities; determining what amounts of liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows, including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.
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

Bank of America 54

Table 15 presents average GLS for the three months ended December 31, 2025 and 2024.

Table 15	Average Global Liquidity Sources

	Three Months Ended December 31
(Dollars in billions)	December 31 2025	December 31 2024
Bank entities	$789	$777
Nonbank and other entities (1)	186	176
Total Average Global Liquidity Sources	$975	$953
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $343 billion and $328 billion at December 31, 2025 and 2024. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 16 presents the composition of average GLS for the three months ended December 31, 2025 and 2024.

Table 16	Average Global Liquidity Sources Composition

	Three Months Ended December 31
(Dollars in billions)	December 31 2025	December 31 2024
Cash on deposit	$227	$315
U.S. Treasury securities	371	313
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	336	296
Non-U.S. government securities	41	29
Total Average Global Liquidity Sources	$975	$953
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $667 billion and $623 billion for the three months ended December 31, 2025 and 2024. For the same periods, the average consolidated LCR was 112 percent and 113 percent. Our LCR fluctuates due to normal business flows from customer activity.
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
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. For both the three months ended September 30, 2025 and December 31, 2025, the average consolidated NSFR was 120 percent.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups.

55 Bank of America

The primary benefits of our centralized funding approach include greater control, reduced funding costs, wider name recognition by investors and greater flexibility to meet the variable funding requirements of subsidiaries. Where regulations, time zone differences or other business considerations make Parent funding impractical, certain other subsidiaries may issue their own debt.
We fund a substantial portion of our lending activities through our deposits, which were $2.02 trillion and $1.97 trillion at December 31, 2025 and 2024. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC.
At December 31, 2025, 47 percent of our deposits were in Consumer Banking, 14 percent in GWIM and 32 percent in Global Banking. As of the same period, approximately 70 percent of consumer and small business deposits and 81 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at December 31, 2025 and 2024, 26 percent and 27 percent of our deposits were noninterest bearing and included operating accounts of our consumer and commercial clients. During the three months ended December 31, 2025 and 2024, rates paid on deposits were 55 bps and 64 bps in Consumer Banking, 221 bps and 275 bps in GWIM, and 252 bps and 297 bps in Global Banking. For information on annual rates paid on consolidated deposit balances, see Table 6 on page 34.
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
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions. We believe funding these activities in the secured financing markets is more cost-efficient and less sensitive to changes in our credit ratings than unsecured financing. Repurchase agreements are generally short-term and often overnight. Disruptions in secured financing markets for financial institutions have occurred in prior market cycles, which resulted in adverse changes in terms or significant reductions in the availability of such financing. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate. For more information on secured financing agreements, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements.
Long-term Debt
The Corporation’s long-term debt largely consists of senior, senior structured, subordinated and junior subordinated notes issued by the Parent and/or BANA. The following table provides the carrying value of long-term debt at December 31, 2025.

Table 17	Long-term Debt

(Dollars in millions)		December 31, 2025
Bank of America Corporation
Senior notes		$187,569
Senior structured notes		20,369
Subordinated notes		25,428
Junior subordinated notes		750
Total Bank of America Corporation (1)		234,116
Bank of America, N.A.
Senior notes (1)		16,872
Subordinated notes (1)		1,403
Advances from Federal Home Loan Banks		4,175
Securitizations and other bank VIEs (2)		6,442
Other		600
Total Bank of America, N.A.		29,492
Other debt
Structured liabilities		53,803
Nonbank VIEs (2)		405
Total other debt		54,208
Total		$317,816
(1)As of December 31, 2025, the par values of Bank of America’s senior notes, senior structured notes, subordinated notes and junior subordinated notes were $201.5 billion, $23.5 billion, $25.2 billion and $1.3 billion, respectively. As of December 31, 2025, the par values of BANA’s senior notes and subordinated notes were $16.9 billion and $1.2 billion. The par value of long-term debt is the nominal or face value of each instrument as of December 31, 2025, and except for senior structured notes, represents the amount owed at the maturity date. The senior structured notes include zero coupon notes, whose par value increases through maturity and have a current par of $10.0 billion, compared to $28.1 billion owed at maturity. The par value of long-term debt is used by regulators and rating agencies to calculate certain resolution metrics.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in long-term debt on the Consolidated Balance Sheet.
Total long-term debt increased $34.5 billion to $317.8 billion during 2025 primarily due to debt issuances and valuation adjustments, partially offset by maturities and redemptions. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.

At December 31, 2025, Bank of America Corporation's senior notes of $187.6 billion included $177.8 billion of outstanding notes, substantially all of which are both TLAC eligible and callable at least one year before their stated maturities. Of these senior notes, $24.5 billion will be callable and become TLAC ineligible during 2026, and $27.4 billion, $28.1 billion, $8.4 billion and $21.7 billion will do so during each of 2027 through 2030, respectively, and $67.7 billion thereafter.

Bank of America 56

We issue long-term unsecured debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter. We may issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC-eligible debt. During 2025, we issued $44.4 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 121.
Uninsured Deposits
The FDIC insures the Corporation’s U.S. deposits up to $250,000 per depositor, per insured bank for each account ownership category, and various country-specific funds insure non-U.S. deposits up to specified limits. Deposits that exceed insurance limits are uninsured. At December 31, 2025, the Corporation’s deposits totaled $2.02 trillion, of which total estimated uninsured U.S. and non-U.S. deposits were $723.0 billion and $134.9 billion. At December 31, 2024, the Corporation’s deposits totaled $1.97 trillion, of which total estimated uninsured U.S. and non-U.S. deposits were $646.2 billion and $124.9 billion. Deposit balances exclude $11.9 billion and $16.9 billion of collateral received on certain derivative contracts that are netted against the derivative asset in the Consolidated Balance Sheet at December 31, 2025 and 2024. Estimated uninsured deposits presented in this section reflect amounts disclosed in our regulatory reports, adjusted to exclude related accrued interest and intercompany deposit balances.
The Corporation’s estimated uninsured deposits include time deposits. At December 31, 2025, the Corporation’s time deposits totaled $212.5 billion, of which estimated uninsured time deposits totaled $47.1 billion. Table 18 presents the Corporation’s estimated uninsured U.S. and non-U.S. time deposits by remaining maturity. For more information on our liquidity sources, see Global Liquidity Sources and Other Unencumbered Assets, and for more information on deposits, see Diversified Funding Sources in this section. For more information on contractual time deposit maturities, see Note 9 – Deposits to the Consolidated Financial Statements.

Table 18	Uninsured Time Deposits (1)

	December 31, 2025
(Dollars in millions)	U.S.	Non-U.S.	Total
Uninsured time deposits with a maturity of:
3 months or less	$14,364	$10,960	$25,324
Over 3 months through 6 months	8,243	499	8,742
Over 6 months through 12 months	7,937	1,005	8,942
Over 12 months	272	3,771	4,043
Total	$30,816	$16,235	$47,051
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

57 Bank of America

sovereign credit ratings of the U.S. government; current or future regulatory and legislative initiatives; and the agencies’ views on whether the U.S. government would provide meaningful support to the Corporation or its subsidiaries in a crisis.
The ratings and outlooks from Moody's Investors Service, Standard & Poor’s Global Ratings and Fitch Ratings for the Corporation did not change in 2025. On May 19, 2025, Moody’s Investors Service downgraded its rating for the long-term senior debt of BANA to Aa2 from Aa1, removing one notch of rating uplift for government support as a consequence of the agency’s downgrade of U.S. sovereign debt. The ratings and outlooks from Standard & Poor’s Global Ratings and Fitch Ratings for the Corporation’s rated subsidiaries did not change in 2025.
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
Common Stock Dividends
For a summary of our declared quarterly cash dividends on common stock during 2025 and through February 25, 2026, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.

Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at December 31, 2025. The Corporation guarantees the payment of amounts and distributions with respect to the Trust Preferred Securities and Capital Securities if not paid by the Trusts, to the extent of funds held by the Trusts. This guarantee, together with the Corporation’s other obligations with respect to the Trust Preferred Securities and Capital Securities, effectively constitutes a full and unconditional guarantee of the Trusts’ payment obligations on the Trust Preferred Securities or Capital Securities, as applicable. No other subsidiary of the Corporation guarantees the Guaranteed Securities.
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

Bank of America 58

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
For more information on factors that may affect payments to holders of the Guaranteed Securities, see Liquidity Risk – NB Holdings Corporation in this section, Item 1. Business – Insolvency and the Orderly Liquidation Authority on page 6 and Item 1A. Risk Factors – Liquidity on page 6.
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
As part of our credit risk management, we also monitor and assess transverse risks such as climate risk, which includes physical risk and transition risk. Physical risks related to severe weather events can increase credit risk, including by diminishing borrowers’ repayment capacity or collateral values. Transition risks related to transitioning to a lower carbon economy can amplify credit risks through the financial impacts of changes in policy, technology or the market on our counterparties. For more information on the Corporation’s climate-related risks, see the Credit and Other sections within Item 1A. Risk Factors of this Annual Report on Form 10-K.
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management on page 59, Commercial Portfolio Credit Risk Management on page 64, Non-U.S. Portfolio on page 70, Allowance for Credit Losses on page 73, Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For information on the Corporation’s loan modification programs, see Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For more information on the Corporation’s credit risks, see the Credit section within Item 1A. Risk Factors of this Annual Report on Form 10-K.
During 2025, our net charge-off ratio decreased seven bps compared to the same period in 2024 primarily driven by lower commercial real estate office charge-offs. Commercial reservable criticized exposure decreased $1.7 billion, and nonperforming loans decreased $171 million compared to December 31, 2024 driven by the commercial real estate portfolio. Ongoing uncertainty surrounding international trade policies, persistent inflationary pressures, interest rates and ongoing geopolitical tensions continue to weigh on the broader economic outlook. These factors have been assessed for any impacts to the portfolio and may contribute to future deterioration in credit quality metrics as they evolve. For more information on risks related to macroeconomic conditions and political activity, see Item 1A. Risk Factors beginning on page 8.
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
Consumer Credit Portfolio
During 2025, the U.S. unemployment rate and home prices remained relatively stable. Net charge-offs decreased $90

59 Bank of America

million to $4.1 billion in 2025, primarily driven by the other consumer and credit card portfolios.
The consumer allowance for loan and lease losses decreased $190 million to $8.4 billion from 2024. For more information, see Allowance for Credit Losses on page 73.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and loan modifications for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Table 20 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 20	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
		December 31
(Dollars in millions)		2025	2024	2025	2024	2025	2024
Residential mortgage (1)		$236,302	$228,199	$2,008	$2,052	$207	$229
Home equity		26,823	25,737	392	409	—	—
Credit card		106,027	103,566	n/a	n/a	1,351	1,401
Direct/Indirect consumer (2)		114,130	107,122	176	186	5	1
Other consumer		144	151	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$483,426	$464,775	$2,576	$2,647	$1,563	$1,631
Loans accounted for under the fair value option (3)		165	221
Total consumer loans and leases		$483,591	$464,996
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.53%	0.57%	0.32%	0.35%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.54	0.58	0.29	0.31
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2025 and 2024, residential mortgage included $104 million and $119 million of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $103 million and $110 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $55.3 billion and $54.9 billion, U.S. securities-based lending loans of $55.0 billion and $48.7 billion at December 31, 2025 and 2024, and non-U.S. consumer loans of $3.0 billion and $2.8 billion at December 31, 2025 and 2024.
(3)For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At December 31, 2025 and 2024, loans accounted for under the fair value option that were past due 90 days or more and not accruing interest were insignificant.
n/a = not applicable
Table 21 presents net charge-offs and related ratios for consumer loans and leases.

Table 21	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs (1)		Net Charge-off Ratios (1)
(Dollars in millions)	2025	2024	2025	2024
Residential mortgage	$(1)	$—	—%	—%
Home equity	(41)	(41)	(0.16)	(0.16)
Credit card	3,717	3,745	3.68	3.75
Direct/Indirect consumer	235	239	0.21	0.23
Other consumer	238	295	n/m	n/m
Total	$4,148	$4,238	0.88	0.93
(1)Negative numbers represent net recoveries. Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 49 percent of consumer loans and leases in 2025. Approximately 49 percent of the residential mortgage portfolio was in Consumer Banking, 47 percent was in GWIM and the remaining portion was in Global Markets and All Other.
Outstanding balances in the residential mortgage portfolio increased $8.1 billion in 2025 primarily due to a loan portfolio acquisition in the first quarter of 2025.
At December 31, 2025 and 2024, the residential mortgage portfolio included $9.1 billion and $9.9 billion of outstanding fully-insured loans, of which $1.9 billion and $2.0 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 22 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Bank of America 60

Table 22	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
		December 31
(Dollars in millions)		2025	2024	2025	2024
Outstandings		$236,302	$228,199	$227,227	$218,287
Accruing past due 30 days or more		1,609	1,494	1,159	1,007
Accruing past due 90 days or more		207	229	—	—
Nonperforming loans (2)		2,008	2,052	2,008	2,052
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		1	—	1	—
Refreshed FICO below 620		2	1	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio decreased $44 million to $2.0 billion in 2025. Of the nonperforming residential mortgage loans at December 31, 2025, $1.2 billion, or 60 percent, were current on contractual payments. Excluding fully-insured loans, loans accruing past due 30 days or more increased $152 million to $1.2 billion in 2025.
Of the $227.2 billion in total residential mortgage loans outstanding at December 31, 2025, $65.5 billion, or 29 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.6 billion, or six percent, at December 31, 2025. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At December 31, 2025, $43 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.2 billion, or less than one percent, for the entire residential mortgage portfolio. In addition, at December 31, 2025, $150 million, or four percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $48 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three years to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2027 or later.
Table 23 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island Metropolitan Statistical Area (MSA) made up 15 percent of outstandings at both December 31, 2025 and 2024. The Los Angeles-Long Beach-Santa Ana MSA within California represented 14 percent of outstandings at both December 31, 2025 and 2024.

Table 23	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs (2)
(Dollars in millions)	2025	2024	2025	2024	2025	2024
California	$82,719	$81,729	$601	$602	$(5)	$1
New York	25,927	25,827	277	318	1	2
Florida	16,696	15,715	139	142	—	(4)
Massachusetts	9,674	7,926	51	43	—	—
New Jersey	9,474	8,568	83	88	—	(2)
Other	82,737	78,522	857	859	3	3
Residential mortgage loans	$227,227	$218,287	$2,008	$2,052	$(1)	$—
Fully-insured loan portfolio	9,075	9,912
Total residential mortgage loan portfolio	$236,302	$228,199
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
(2)Negative numbers represent net recoveries
Home Equity
At December 31, 2025, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At December 31, 2025, 85 percent of the home equity portfolio was in Consumer Banking, 11 percent was in GWIM and the remainder of the portfolio was in All Other. Outstanding balances in the home equity portfolio increased $1.1 billion in
2025 primarily due to draws on existing lines and new originations outpacing paydowns. Of the total home equity portfolio at December 31, 2025 and 2024, $8.9 billion and $9.2 billion, or 33 percent and 36 percent, were in first-lien positions. At December 31, 2025, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.8 billion, or 18 percent, of our total home equity portfolio.
Unused HELOCs totaled $43.1 billion and $44.3 billion at December 31, 2025 and 2024. The HELOC utilization rate was 38 percent and 36 percent at December 31, 2025 and 2024.

61 Bank of America

Table 24 presents certain home equity portfolio key credit statistics.

Table 24	Home Equity – Key Credit Statistics (1)

	December 31
(Dollars in millions)	2025	2024
Outstandings	$26,823	$25,737
Accruing past due 30 days or more	87	84
Nonperforming loans (2)	392	409
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	3	2
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio decreased $17 million to $392 million at December 31, 2025. Of the nonperforming home equity loans at December 31, 2025, $238 million, or 61 percent, were current on contractual payments. In addition, $82 million, or 21 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged in 2025 compared to 2024.
Of the $26.8 billion in total home equity portfolio outstandings at December 31, 2025, as shown in Table 24, eight percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $3.1 billion at December 31, 2025. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At December 31, 2025, $26 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at December 31, 2025, $217 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During 2025, 13 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 25 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 10 percent and 11 percent of the outstanding home equity portfolio at December 31, 2025 and 2024. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent and 11 percent of the outstanding home equity portfolio at December 31, 2025 and 2024.

Table 25	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs (2)
(Dollars in millions)	2025	2024	2025	2024	2025	2024
California	$7,219	$7,038	$108	$102	$(8)	$(8)
Florida	2,588	2,542	43	47	(4)	(7)
New Jersey	1,871	1,817	27	34	(4)	(5)
Texas	1,674	1,521	17	17	1	1
New York	1,421	1,447	55	62	(6)	(4)
Other	12,050	11,372	142	147	(20)	(18)
Total home equity loan portfolio	$26,823	$25,737	$392	$409	$(41)	$(41)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
(2)Negative numbers represent net recoveries
Credit Card
At December 31, 2025, 96 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio increased $2.5 billion during 2025 to $106.0 billion driven by purchase volume growth and card transfer demand. Net charge-offs remained relatively unchanged in 2025 at $3.7 billion. Credit card loans 30 days or more past due decreased $34 million, and 90 days or more past due decreased $50 million at December 31, 2025.
Unused lines of credit for credit card increased to $417.6 billion at December 31, 2025 from $398.7 billion at December 31, 2024.

Bank of America 62

Table 26 presents certain state concentrations for the credit card portfolio.

Table 26	Credit Card State Concentrations

	Outstandings		Past Due 90 Days or More
	December 31				Net Charge-offs
(Dollars in millions)	2025	2024	2025	2024	2025	2024
California	$17,664	$17,289	$241	$253	$709	$694
Florida	11,169	10,794	192	199	516	518
Texas	9,403	9,121	142	142	367	369
Washington	5,853	5,586	47	46	123	121
New York	5,822	5,765	80	84	223	238
Other	56,116	55,011	649	677	1,779	1,805
Total credit card portfolio	$106,027	$103,566	$1,351	$1,401	$3,717	$3,745
Direct/Indirect Consumer
At December 31, 2025, 49 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 51 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased $7.0 billion in 2025 to $114.1 billion driven by increases in securities-based lending.
Table 27 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 27	Direct/Indirect State Concentrations

	Outstandings		Nonperforming
	December 31				Net Charge-offs
(Dollars in millions)	2025	2024	2025	2024	2025	2024
California	$17,247	$16,017	$44	$38	$64	$58
Florida	15,127	14,573	20	23	28	33
Texas	11,051	10,164	17	18	28	33
New York	8,019	7,820	10	15	13	15
New Jersey	4,740	4,429	6	7	5	8
Other	57,946	54,119	79	85	97	92
Total direct/indirect loan portfolio	$114,130	$107,122	$176	$186	$235	$239
Other Consumer
Other consumer primarily consists of deposit overdraft balances. Net charge-offs decreased $57 million in 2025 to $238 million, primarily driven by lower overdraft losses.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 28 presents nonperforming consumer loans, leases and foreclosed properties activity during 2025 and 2024. During 2025, nonperforming consumer loans of $2.6 billion decreased $71 million.
At December 31, 2025, $450 million, or 17 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at December 31, 2025, $1.5 billion, or 58 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties was $90 million in 2025, relatively unchanged from 2024.

Table 28	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

(Dollars in millions)		2025	2024
Nonperforming loans and leases, January 1		$2,647	$2,712
Additions		1,053	969
Reductions:
Paydowns and payoffs		(483)	(479)
Sales		(3)	(5)
Returns to performing status (1)		(578)	(489)
Charge-offs		(33)	(32)
Transfers to foreclosed properties		(27)	(29)
Total net reductions to nonperforming loans and leases		(71)	(65)
Total nonperforming loans and leases, December 31		2,576	2,647
Foreclosed properties, December 31		90	89
Nonperforming consumer loans, leases and foreclosed properties, December 31 (2)		$2,666	$2,736
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)		0.53%	0.58%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)		0.55	0.60
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Includes repossessed non-real estate assets of $31 million and $29 million at December 31, 2025 and 2024.
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
Management of Commercial Credit Risk Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 33, 35 and 38 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 35 and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 68.
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
Commercial Credit Portfolio
Outstanding commercial loans and leases increased $71.3 billion during 2025 due to growth in U.S. and Non-U.S. commercial, primarily in Global Markets and GWIM. During 2025, commercial credit quality improved, as the reservable criticized utilized exposure rate improved to 3.37 percent as of December 31, 2025 from 4.01 percent as of December 31, 2024. Nonperforming commercial loans decreased $100 million during 2025 primarily due to commercial real estate. Commercial net charge-offs decreased $310 million to $1.5 billion during 2025 primarily due to lower charge-offs in the commercial real estate office portfolio.
With the exception of the office property type, which is further discussed in the Commercial Real Estate section herein, credit quality of commercial borrowers has remained relatively stable since December 31, 2024; however, we are closely monitoring emerging trends, including ongoing negotiations and developments regarding tariffs and international trade policies, as well as borrower performance in the current environment. Recent demand for office space continues to be stagnant, and future demand for office space continues to be uncertain as companies evaluate space needs with employment models that utilize a mix of remote and conventional office use.
The commercial allowance for loan and lease losses increased $153 million during 2025 to $4.8 billion. For more information, see Allowance for Credit Losses on page 73.
Total commercial utilized credit exposure increased $68.9 billion during 2025 to $808.4 billion primarily driven by higher loans and leases. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 55 percent at both December 31, 2025 and 2024.
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

Bank of America 64

Table 29	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
	December 31
(Dollars in millions)	2025	2024	2025	2024	2025	2024
Loans and leases	$702,109	$630,839	$596,676	$535,675	$1,298,785	$1,166,514
Derivative assets (5)	40,881	40,948	—	—	40,881	40,948
Standby letters of credit and financial guarantees	35,048	33,147	2,081	1,889	37,129	35,036
Debt securities and other investments	19,155	19,133	3,391	4,407	22,546	23,540
Loans held-for-sale	3,450	7,985	17,151	5,003	20,601	12,988
Operating leases	5,686	5,608	—	—	5,686	5,608
Commercial letters of credit	748	839	—	111	748	950
Other	1,312	1,004	—	—	1,312	1,004
Total	$808,389	$739,503	$619,299	$547,085	$1,427,688	$1,286,588
(1)Commercial utilized exposure includes loans of $3.3 billion and $4.0 billion accounted for under the fair value option at December 31, 2025 and 2024.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $2.3 billion and $2.2 billion at December 31, 2025 and 2024.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.4 billion at December 31, 2025 and 2024.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $27.2 billion and $30.1 billion at December 31, 2025 and 2024. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $71.4 billion and $59.7 billion at December 31, 2025 and 2024, which consists primarily of other marketable securities.
Nonperforming commercial loans decreased $100 million during 2025, driven by commercial real estate. Table 30 presents our commercial loans and leases portfolio and related credit quality information at December 31, 2025 and 2024.

Table 30	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	December 31 2025	December 31 2024	December 31 2025	December 31 2024	December 31 2025	December 31 2024
Commercial and industrial:
U.S. commercial	$436,242	$386,990	$1,404	$1,204	$302	$90
Non-U.S. commercial	155,045	137,518	80	8	9	4
Total commercial and industrial	591,287	524,508	1,484	1,212	311	94
Commercial real estate	68,748	65,730	1,596	2,068	10	6
Commercial lease financing	16,241	15,708	97	20	33	3
	676,276	605,946	3,177	3,300	354	103
U.S. small business commercial (1)	22,500	20,865	51	28	204	197
Commercial loans excluding loans accounted for under the fair value option	$698,776	$626,811	$3,228	$3,328	$558	$300
Loans accounted for under the fair value option (2)	3,333	4,028
Total commercial loans and leases	$702,109	$630,839
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.1 billion and $2.8 billion and non-U.S. commercial of $1.2 billion and $1.3 billion at December 31, 2025 and 2024 For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.
Table 31 presents net charge-offs and related ratios for our commercial loans and leases for 2025 and 2024.

Table 31	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	December 31 2025	December 31 2024	December 31 2025	December 31 2024
Commercial and industrial:
U.S. commercial	$426	$388	0.10%	0.11%
Non-U.S. commercial	31	67	0.02	0.05
Total commercial and industrial	457	455	0.08	0.09
Commercial real estate	491	864	0.74	1.24
Commercial lease financing	4	1	0.02	0.01
	952	1,320	0.15	0.23
U.S. small business commercial	531	473	2.44	2.34
Total commercial	$1,483	$1,793	0.22	0.30
(1)Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
Table 32 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure of $24.7 billion decreased $1.7 billion, or seven percent, during 2025 primarily driven by commercial real estate and U.S. commercial. At December 31, 2025 and 2024, 87 percent and 91 percent of commercial reservable criticized utilized exposure was secured.

65 Bank of America

Table 32		Commercial Reservable Criticized Utilized Exposure (1, 2)

	December 31
(Dollars in millions)	2025		2024
Commercial and industrial:
U.S. commercial	$12,239	2.63%	$13,387	3.23%
Non-U.S. commercial	2,803	1.74	1,955	1.37
Total commercial and industrial	15,042	2.40	15,342	2.75
Commercial real estate	8,356	11.91	10,168	15.17
Commercial lease financing	471	2.90	291	1.85
	23,869	3.35	25,801	4.03
U.S. small business commercial	879	3.91	694	3.33
Total commercial reservable criticized utilized exposure	$24,748	3.37	$26,495	4.01
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $23.9 billion and $25.5 billion and commercial letters of credit of $869 million and $977 million at December 31, 2025 and 2024.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At December 31, 2025, 55 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 26 percent in Global Markets, 17 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $49.3 billion, or 13 percent, during 2025 primarily driven by Global Markets and GWIM. Reservable criticized utilized exposure decreased $1.1 billion, or nine percent, driven by a broad range of industries.
Non-U.S. Commercial
At December 31, 2025, 51 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 48 percent in Global Markets. Non-U.S. commercial loans increased $17.5 billion, or 13 percent, during 2025 primarily driven by Global Markets. Reservable criticized utilized exposure increased $848 million, or 43 percent. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 70.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $3.0 billion or five percent during 2025. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 20 percent and 21 percent of commercial real estate at December 31, 2025 and 2024. Industrial/Warehouse loans represented the largest property type concentration at 19 percent and 20 percent of commercial real estate at December 31, 2025 and 2024. Office loans decreased $2.6 billion, or 17 percent, during 2025 and represented approximately one percent of total loans for the Corporation.
Reservable criticized utilized exposure for commercial real estate decreased $1.8 billion, or 18 percent, during 2025. Reservable criticized exposure for the office property type was $3.5 billion at December 31, 2025, representing a decrease of $1.6 billion, or 32 percent, from December 31, 2024. Approximately $5.2 billion of office loans are scheduled to mature by the end of 2026.
During 2025, net charge-offs decreased $373 million to $491 million driven by office loans. We use a number of proactive risk mitigation initiatives designed to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Bank of America 66

Table 33 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 33	Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2025	2024
By Geographic Region
Northeast	$17,044	$14,708
California	13,916	13,712
Southwest	8,412	7,719
Southeast	6,958	6,914
Florida	5,167	4,410
Midsouth	2,962	2,487
Midwest	2,862	2,468
Illinois	2,513	2,996
Northwest	1,451	1,979
Non-U.S.	6,021	6,109
Other	1,442	2,228
Total outstanding commercial real estate loans	$68,748	$65,730
By Property Type
Non-residential
Industrial / Warehouse	$13,031	$13,166
Office	12,447	15,061
Multi-family rental	10,986	11,022
Shopping centers / Retail	6,947	5,603
Hotel / Motels	4,629	4,680
Multi-use	2,509	2,162
Other	17,295	13,179
Total non-residential	67,844	64,873
Residential	904	857
Total outstanding commercial real estate loans	$68,748	$65,730
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking. Credit card-related products were 51 percent and 53 percent of the U.S. small business commercial portfolio at December 31, 2025 and 2024 and represented 98 percent and 99 percent of net charge-offs for 2025 and 2024. Accruing loans that were past due 90 days or more remained relatively unchanged during 2025.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 34 presents the nonperforming commercial loans, leases and foreclosed properties activity during 2025 and 2024. Nonperforming loans do not include loans accounted for under the fair value option. During 2025, nonperforming commercial loans and leases decreased $100 million to $3.2 billion. At December 31, 2025, 98 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 48 percent were contractually current. Commercial nonperforming loans were carried at 81 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

67 Bank of America

Table 34	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	2025	2024
Nonperforming loans and leases, beginning of period	$3,328	$2,773
Additions	3,182	3,914
Reductions:
Paydowns	(1,852)	(1,669)
Sales	(156)	(32)
Returns to performing status (3)	(245)	(182)
Charge-offs	(1,029)	(1,361)
Transfers to foreclosed properties	—	(115)
Total net (reductions) additions to nonperforming loans and leases	(100)	555
Total nonperforming loans and leases, December 31	3,228	3,328
Foreclosed properties, December 31	11	56
Nonperforming commercial loans, leases and foreclosed properties, December 31	$3,239	$3,384
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.46%	0.53%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.46	0.54
(1)Balances do not include nonperforming loans held-for-sale of $517 million and $731 million at December 31, 2025 and 2024.
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
Industry Concentrations
Table 35 presents commercial committed and utilized credit exposure by industry. For information on net notional credit protection purchased to hedge funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, see Commercial Portfolio Credit Risk Management – Risk Mitigation.
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $141.1 billion during 2025 to $1.4 trillion. The increase in commercial committed exposure was concentrated in Asset managers and funds, Finance companies and Media.
Industry limits are used internally to manage industry concentrations and are based on committed exposure that is determined on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring.
Asset managers and funds, our largest industry concentration with committed exposure of $234.3 billion, increased $40.4 billion, or 21 percent, during 2025, which was primarily driven by investment-grade exposures.

Finance companies, our second largest industry concentration with committed exposure of $129.7 billion, increased $27.8 billion, or 27 percent, during 2025. The increase in committed exposure was primarily driven by increases in Consumer finance, Thrifts and mortgage finance and Diversified financials.
Capital goods, our third largest industry concentration with committed exposure of $108.7 billion, increased $9.9 billion, or ten percent, during 2025. The increase in committed exposure was driven by increases in Trading companies and distributors, Machinery, and Construction and engineering.
Various macroeconomic challenges, including geopolitical tensions, higher costs associated with inflationary pressures experienced over the past several years, interest rates and ongoing negotiations and developments regarding international trade policies have led to uncertainty in the U.S. and global economies and have adversely impacted, and may continue to adversely impact, a number of industries. We continue to monitor these risks.

Bank of America 68

Table 35	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
	December 31
(Dollars in millions)	2025	2024	2025	2024
Asset managers and funds	$149,178	$118,123	$234,323	$193,947
Finance companies	94,444	74,975	129,652	101,828
Capital goods	54,293	51,367	108,722	98,780
Real estate (3)	69,939	69,841	99,454	95,981
Healthcare equipment and services	35,417	35,964	71,944	65,819
Materials	29,094	26,797	61,872	58,128
Individuals and trusts	43,556	35,457	59,713	50,353
Retailing	25,648	24,449	55,313	53,471
Consumer services	29,757	28,391	55,291	53,054
Food, beverage and tobacco	25,561	25,763	51,016	54,370
Government and public education	33,874	32,682	50,898	48,204
Commercial services and supplies	24,680	24,409	46,058	43,451
Media	11,324	12,130	43,691	24,023
Utilities	18,670	18,186	43,554	42,107
Energy	13,199	13,857	39,122	35,510
Transportation	24,772	24,135	37,707	35,743
Software and services	15,317	11,158	32,070	27,383
Technology hardware and equipment	11,488	11,526	30,519	30,093
Global commercial banks	22,377	22,641	25,327	25,220
Vehicle dealers	19,222	18,194	24,669	23,855
Insurance	11,443	12,640	23,762	23,445
Pharmaceuticals and biotechnology	7,166	7,378	23,325	21,717
Consumer durables and apparel	9,612	8,987	23,299	21,823
Automobiles and components	8,129	8,172	17,284	16,268
Telecommunication services	6,525	8,571	15,686	18,759
Food and staples retailing	5,313	7,206	10,836	12,777
Financial markets infrastructure (clearinghouses)	6,101	4,219	8,336	6,413
Religious and social organizations	2,290	2,285	4,245	4,066
Total commercial credit exposure by industry	$808,389	$739,503	$1,427,688	$1,286,588
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.4 billion at December 31, 2025 and 2024.
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
At December 31, 2025 and 2024, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $14.5 billion and $10.4 billion. We recorded net losses of $100 million in 2025 compared to net losses of $87 million in 2024. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 42. For more information, see Trading Risk Management on page 76.
Tables 36 and 37 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2025 and 2024.

Table 36	Net Credit Default Protection by Maturity

	December 31
	2025	2024
Less than or equal to one year	37%	24%
Greater than one year and less than or equal to five years	61	76
Greater than five years	2	—
Total net credit default protection	100%	100%

69 Bank of America

Table 37	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
	December 31
(Dollars in millions)	2025		2024
Ratings (2, 3)
AAA	$(145)	1.0%	$(120)	1.1%
AA	(1,968)	13.5	(960)	9.2
A	(6,348)	43.7	(4,978)	47.7
BBB	(4,639)	31.9	(3,385)	32.4
BB	(697)	4.8	(526)	5.0
B	(441)	3.0	(385)	3.7
CCC and below	(17)	0.1	(82)	0.8
NR (4)	(270)	2.0	—	0.1
Total net credit default protection	$(14,525)	100.0%	$(10,436)	100.0%
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
Table 38 presents our 20 largest non-U.S. country exposures at December 31, 2025. These exposures accounted for 88 percent of our total non-U.S. exposure at December 31, 2025 and 89 percent at December 31, 2024. Net country exposure for these 20 countries increased $32.9 billion from December 31, 2024 primarily driven by increases in Australia, the Netherlands, the United Kingdom and Ireland.
Non-U.S. exposure is presented on an internal risk management basis and includes sovereign and non-sovereign credit exposure, securities and other investments issued by or domiciled in countries other than the U.S.
Funded loans and loan equivalents include loans, leases, and other extensions of credit and funds, including letters of credit and due from placements. Unfunded commitments are the undrawn portion of legally binding commitments related to loans and loan equivalents. Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with credit default swaps (CDS), and secured financing transactions. Securities and other investments are carried at fair value, and long securities exposures are netted against short exposures with the same underlying issuer to, but not below, zero. Net country exposure represents country exposure less hedges and credit default protection purchased, net of credit default protection sold.

Bank of America 70

Table 38	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at December 31 2025	Hedges and Credit Default Protection	Net Country Exposure at December 31 2025	Increase (Decrease) from December 31 2024
United Kingdom	$35,666	$17,879	$4,682	$8,637	$66,864	$(2,249)	$64,615	$2,570
Germany	24,262	12,686	3,504	2,252	42,704	(3,596)	39,108	2,070
Australia	23,570	6,313	540	2,861	33,284	(412)	32,872	10,736
Canada	15,356	11,449	1,866	3,700	32,371	(608)	31,763	291
France	14,617	11,869	1,633	2,044	30,163	(2,601)	27,562	1,408
Japan	10,882	1,593	3,074	4,033	19,582	(603)	18,979	(262)
Brazil	11,105	1,382	953	4,679	18,119	(125)	17,994	1,256
Switzerland	5,372	6,447	832	278	12,929	(250)	12,679	2,078
Netherlands	6,925	4,504	661	1,193	13,283	(624)	12,659	4,530
India	6,406	246	636	4,118	11,406	(30)	11,376	(2,410)
Singapore	4,991	686	242	5,599	11,518	(145)	11,373	1,486
China	4,636	591	915	5,088	11,230	(297)	10,933	1,711
Ireland	8,159	1,994	338	392	10,883	(263)	10,620	2,359
Mexico	5,512	2,192	610	1,662	9,976	(217)	9,759	1,717
South Korea	4,516	1,320	607	3,359	9,802	(269)	9,533	1,090
Italy	5,741	3,019	212	698	9,670	(812)	8,858	969
Spain	3,235	2,555	99	1,248	7,137	(373)	6,764	661
Hong Kong	2,856	540	997	1,322	5,715	(35)	5,680	590
Sweden	1,628	1,897	177	263	3,965	(497)	3,468	18
Belgium	1,060	1,359	656	407	3,482	(121)	3,361	(14)
Total top 20 non-U.S. countries exposure	$196,495	$90,521	$23,234	$53,833	$364,083	$(14,127)	$349,956	$32,854
Our largest non-U.S. country exposure at December 31, 2025 was the United Kingdom with net exposure of $64.6 billion, which increased $2.6 billion from December 31, 2024 primarily due to increased exposure to financial institutions. Our second largest non-U.S. country exposure was Germany with net exposure of $39.1 billion at December 31, 2025, which increased $2.1 billion from December 31, 2024 primarily due to increased exposure to financial institutions.

71 Bank of America

Loan and Lease Contractual Maturities
Table 39 disaggregates total outstanding loans and leases by remaining scheduled principal due dates and interest rates. The amounts provided do not reflect prepayment assumptions or hedging activities related to the loan portfolio. For information on the asset sensitivity of our total banking book balance sheet, see Interest Rate Risk Management for the Banking Book on page 79.

Table 39	Loan and Lease Contractual Maturities (1)

	December 31, 2025
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 15 Years	Due After 15 Years	Total
Residential mortgage	$6,043	$36,432	$101,819	$92,066	$236,360
Home equity	574	627	1,822	23,907	26,930
Credit card	106,027	—	—	—	106,027
Direct/Indirect consumer	72,094	36,728	4,668	640	114,130
Other consumer	144	—	—	—	144
Total consumer loans	184,882	73,787	108,309	116,613	483,591
U.S. commercial	133,448	286,555	16,082	2,303	438,388
Non-U.S. commercial	51,894	64,501	35,703	4,134	156,232
Commercial real estate	27,454	39,702	1,573	19	68,748
Commercial lease financing	3,970	10,002	1,283	986	16,241
U.S. small business commercial	13,067	5,286	4,014	133	22,500
Total commercial loans	229,833	406,046	58,655	7,575	702,109
Total loans and leases	$414,715	$479,833	$166,964	$124,188	$1,185,700

	Amount due in one year or less at:		Amount due after one year at:
(Dollars in millions)	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Total
Residential mortgage	$1,247	$4,796	$91,627	$138,690	$236,360
Home equity	98	476	24,083	2,273	26,930
Credit card	100,130	5,897	—	—	106,027
Direct/Indirect consumer	53,104	18,990	2,889	39,147	114,130
Other consumer	25	119	—	—	144
Total consumer loans	154,604	30,278	118,599	180,110	483,591
U.S. commercial	104,248	29,200	251,959	52,981	438,388
Non-U.S. commercial	40,483	11,411	98,512	5,826	156,232
Commercial real estate	25,065	2,389	39,859	1,435	68,748
Commercial lease financing	243	3,727	2,586	9,685	16,241
U.S. small business commercial	7,911	5,156	131	9,302	22,500
Total commercial loans	177,950	51,883	393,047	79,229	702,109
Total loans and leases	$332,554	$82,161	$511,646	$259,339	$1,185,700
(1)Includes loans accounted for under the fair value option.

Bank of America 72

Allowance for Credit Losses
The allowance for credit losses increased $44 million from December 31, 2024 to $14.4 billion at December 31, 2025, which included a $185 million reserve decrease and
$229 million reserve increase related to the consumer and commercial portfolios, respectively.
Table 40 presents an allocation of the allowance for credit losses by product type at December 31, 2025 and 2024.

Table 40	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	December 31, 2025			December 31, 2024
Allowance for loan and lease losses
Residential mortgage	$294	2.23%	0.12%	$264	1.99%	0.12%
Home equity	122	0.92	0.46	29	0.22	0.11
Credit card	7,197	54.51	6.79	7,515	56.76	7.26
Direct/Indirect consumer	713	5.40	0.63	700	5.29	0.65
Other consumer	54	0.41	n/m	62	0.47	n/m
Total consumer	8,380	63.47	1.73	8,570	64.73	1.84
U.S. commercial (2)	2,967	22.47	0.65	2,637	19.91	0.65
Non-U.S. commercial	801	6.07	0.52	778	5.88	0.57
Commercial real estate	1,007	7.63	1.46	1,219	9.21	1.85
Commercial lease financing	48	0.36	0.29	36	0.27	0.23
Total commercial	4,823	36.53	0.69	4,670	35.27	0.75
Allowance for loan and lease losses	13,203	100.00%	1.12	13,240	100.00%	1.21
Reserve for unfunded lending commitments	1,177			1,096
Allowance for credit losses	$14,380			$14,336
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.4 billion and $1.2 billion at December 31, 2025 and 2024.
n/m = not meaningful
Net charge-offs for 2025 were $5.6 billion compared to $6.0 billion in 2024 driven by asset quality improvement in commercial real estate office. The provision for credit losses decreased $146 million to $5.7 billion during 2025 compared to 2024. The provision for credit losses in 2025 was impacted by improved asset quality in credit card and commercial real estate, partially offset by loan growth. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, decreased $299 million to $4.0 billion during 2025 compared to 2024. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $153 million to $1.7 billion during 2025 compared to 2024.
Table 41 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for 2025 and 2024. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

73 Bank of America

Table 41	Allowance for Credit Losses

(Dollars in millions)		2025	2024
Allowance for loan and lease losses, January 1		$13,240	$13,342
Loans and leases charged off
Residential mortgage		(24)	(21)
Home equity		(16)	(21)
Credit card		(4,498)	(4,365)
Direct/Indirect consumer		(373)	(399)
Other consumer		(256)	(313)
Total consumer charge-offs		(5,167)	(5,119)
U.S. commercial (1)		(1,123)	(958)
Non-U.S. commercial		(33)	(81)
Commercial real estate		(520)	(894)
Commercial lease financing		(8)	(2)
Total commercial charge-offs		(1,684)	(1,935)
Total loans and leases charged off		(6,851)	(7,054)
Recoveries of loans and leases previously charged off
Residential mortgage		25	21
Home equity		57	62
Credit card		781	620
Direct/Indirect consumer		138	160
Other consumer		18	18
Total consumer recoveries		1,019	881
U.S. commercial (2)		166	97
Non-U.S. commercial		2	14
Commercial real estate		29	30
Commercial lease financing		4	1
Total commercial recoveries		201	142
Total recoveries of loans and leases previously charged off		1,220	1,023
Net charge-offs		(5,631)	(6,031)
Provision for loan and lease losses		5,595	5,935
Other		(1)	(6)
Allowance for loan and lease losses, December 31		13,203	13,240
Reserve for unfunded lending commitments, January 1		1,096	1,209
Provision for unfunded lending commitments		80	(114)
Other		1	1
Reserve for unfunded lending commitments, December 31		1,177	1,096
Allowance for credit losses, December 31		$14,380	$14,336

Loan and allowance ratios (3):
Loans and leases outstanding at December 31		$1,182,202	$1,091,586
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31		1.12%	1.21%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31		1.73	1.84
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31		0.69	0.75
Average loans and leases outstanding		$1,130,593	$1,056,507
Net charge-offs as a percentage of average loans and leases outstanding		0.50%	0.57%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31		228	222
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		2.34	2.20
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (4)		$8,473	$8,689
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (4)		82%	76%
(1)Includes U.S. small business commercial charge-offs of $587 million in 2025 compared to $519 million in 2024.
(2)Includes U.S. small business commercial recoveries of $56 million in 2025 compared to $46 million in 2024.
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
Mortgage Risk
Mortgage risk represents exposures to changes in the values of mortgage-related instruments. The values of these instruments are sensitive to prepayment rates, mortgage rates, agency debt ratings, default, market liquidity, government participation and interest rate volatility. Our exposure to these instruments takes several forms. For example, we trade and engage in market-making activities in a variety of mortgage securities including whole loans, pass-through certificates, commercial mortgages and collateralized mortgage obligations, including collateralized debt obligations using mortgages as underlying collateral. In addition, we originate a variety of MBS, which involves the accumulation of mortgage-related loans in anticipation of eventual securitization, and we may hold positions in mortgage securities and residential mortgage loans as part of the ALM portfolio. We also record MSRs as part of our mortgage origination activities. Hedging instruments used to mitigate this risk include derivatives such as options, swaps, futures and forwards, as well as securities including MBS and U.S. Treasury securities. For more information, see Mortgage Banking Risk Management on page 81.
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
Market Liquidity Risk
Market liquidity risk represents the risk that the level of expected market activity changes dramatically and, in certain cases, may even cease. This exposes us to the risk that we will not be able to transact business and execute trades in an orderly manner, which may impact our results. This impact could be further exacerbated if expected hedging or pricing correlations are compromised by disproportionate demand or lack of demand for certain instruments. We utilize various risk mitigating techniques as discussed in more detail in Trading Risk Management.
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
VaR may not be indicative of realized revenue volatility, as changes in market conditions or in the composition of the portfolio can have a material impact on the results. In particular, the historical data used for the VaR calculation might indicate higher or lower levels of portfolio diversification than will be experienced. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a weekly basis, or more frequently during periods of market stress, and regularly review the assumptions underlying the model. A minor portion of risks related to our trading positions is not included in VaR. These risks are reviewed as part of our ICAAP. For more information regarding ICAAP, see Capital Management on page 48.
GRM continually reviews, evaluates and enhances our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation, and any material changes are reported to management through the appropriate management committees.
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
Table 42 presents the total market-based portfolio VaR, which is the combination of the total trading positions portfolio and the fair value option portfolio. Prior to the first quarter of 2025, the Corporation presented its VaR using a total market-based portfolio VaR, which was primarily a combination of our total covered positions and certain less liquid trading positions. An insignificant amount of banking book positions was included in these portfolios. Beginning in the first quarter of 2025, the VaR amounts for all periods presented in Table 42 and Table 43 exclude those banking book positions and include only the financial instruments used in the Corporation’s market risk management of its trading portfolios.
In addition, Table 42 presents our fair value option portfolio, which includes substantially all of the funded and unfunded exposures for which we elect the fair value option, and their corresponding hedges. Additionally, market risk VaR for trading activities, as presented in Table 42, differs from VaR used for regulatory capital calculations due to the holding period used.

Bank of America 76

The holding period for VaR used for regulatory capital calculations is 10 days, while for the market risk VaR presented below, it is one day. Both measures utilize the same process and methodology.
The total market-based portfolio VaR results in Table 42 include market risk to which we are exposed from all business segments’ trading activities, which exclude credit valuation adjustment (CVA), DVA and related hedges. The majority of this portfolio is within the Global Markets segment.
Table 42 presents year-end, average, high and low daily trading VaR for 2025 and 2024 using a 99 percent confidence level. The annual average of total trading positions portfolio VaR marginally increased for 2025 compared to 2024, with modest changes across asset classes.

Table 42	Market Risk VaR for Trading Activities

	2025				2024
(Dollars in millions)	Year End	Average	High (1)	Low (1)	Year End	Average	High (1)	Low (1)
Foreign exchange	$14	$16	$36	$9	$24	15	$27	$5
Interest rate	37	52	90	29	65	58	94	31
Credit	34	46	67	32	56	51	60	44
Mortgage	26	32	43	26	27	36	51	26
Equity	20	24	63	13	20	21	34	12
Commodities	10	9	13	7	9	10	17	7
Portfolio diversification	(97)	(107)	n/a	n/a	(114)	(124)	n/a	n/a
Total trading positions portfolio VaR	44	72	119	42	87	67	89	53
Fair value option loans	17	20	35	12	31	19	45	12
Fair value option hedges	7	13	28	6	22	10	26	5
Fair value option portfolio diversification	(10)	(20)	n/a	n/a	(34)	(16)	n/a	n/a
Total fair value option portfolio	14	13	20	8	19	13	24	10
Portfolio diversification	(9)	(7)	n/a	n/a	(8)	(7)	n/a	n/a
Total market-based portfolio	$49	$78	127	46	$98	$73	100	59
(1)The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore, the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.
n/a = not applicable
The following graph presents the trading positions portfolio VaR for 2025, corresponding to the data in Table 42.

77 Bank of America

Additional VaR statistics produced within our single VaR model are provided in Table 43 at the same level of detail as in Table 42. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 43 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for 2025 and 2024.

Table 43	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	December 31, 2025		December 31, 2024
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$16	$8	$15	$7
Interest rate	52	27	58	32
Credit	46	20	51	27
Mortgage	32	17	36	20
Equity	24	12	21	10
Commodities	9	6	10	6
Portfolio diversification	(107)	(58)	(124)	(68)
Total trading positions portfolio VaR	72	32	67	34
Fair value option loans	20	11	19	11
Fair value option hedges	13	7	10	6
Fair value option portfolio diversification	(20)	(11)	(16)	(10)
Total fair value option portfolio	13	7	13	7
Portfolio diversification	(7)	(5)	(7)	(3)
Total market-based portfolio	$78	$34	$73	$38
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
During 2025, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
Total Trading-related Revenue
Total trading-related revenue, excluding brokerage fees, and CVA, DVA and funding valuation adjustment gains (losses), represents the total amount earned from trading positions, including net interest income associated with Global Markets trading activities, which are taken in a diverse range of financial instruments and markets. For more information on fair value, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenue can be volatile and is largely driven by general market conditions and customer demand. Also, trading-related revenue is dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. Significant daily revenue by business is monitored and the primary drivers of these are reviewed.
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2025 and 2024. During 2025, positive trading-related revenue was recorded for more than 99 percent of the trading days, of which 95 percent were daily trading gains of over $25 million, and the largest loss was $2 million. This compares to 2024 where positive trading-related revenue was recorded for more than 99 percent of the trading days, of which 94 percent were daily trading gains of over $25 million, and the largest loss was $12 million.

Bank of America 78

Histogram of Daily Trading-related Revenue
120
100
80
60
40
20
0
Number of Days
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Year Ended December 31, 2024
Year Ended December 31, 2025

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
Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For more information, see Managing Risk on page 88.
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
Table 44 presents the spot and 12-month forward rates used in developing the forward curve used in our baseline forecasts at December 31, 2025 and 2024.

Table 44	Forward Rates

	December 31, 2025
	Federal Funds	SOFR	10-Year SOFR
Spot rates	3.75%	3.87%	3.80%
12-month forward rates	3.25	3.11	3.89

	December 31, 2024
Spot rates	4.50%	4.49%	4.07%
12-month forward rates	4.00	3.94	4.07
Table 45 shows the potential pretax impact to forecasted net interest income over the next 12 months from December 31, 2025 and 2024 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve.

79 Bank of America

Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. Amounts presented reflect dynamic deposit sensitivities, which incorporate behavioral customer deposit balance changes that could occur under various scenarios.

Table 45	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes
	Short Rate (bps)	Long Rate (bps)
			December 31
(Dollars in billions)			2025	2024
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$0.7	$1.1
-100 bps instantaneous shift	-100	-100	(2.0)	(2.3)
+200 bps instantaneous shift	+200	+200	0.8	2.0
-200 bps instantaneous shift	-200	-200	(4.9)	(5.4)
Flatteners
Short-end instantaneous change	+100	—	0.5	1.1
Long-end instantaneous change	—	-100	(0.3)	(0.1)
Steepeners
Short-end instantaneous change	-100	—	(1.7)	(2.1)
Long-end instantaneous change	—	+100	0.3	0.1
We continue to be asset sensitive to a parallel move in interest rates, with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates negatively impact the fair value of our debt securities classified as available for sale and adversely affect accumulated OCI, and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital would be reduced over time by offsetting positive impacts to net interest income generated from banking book activities. For more information on Basel 3, see Capital Management – Regulatory Capital on page 49.
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
The derivatives used in our ALM activities can be split into two broad categories: designated accounting hedges and other risk management derivatives. Designated accounting hedges are primarily used to manage our exposure to interest rates as described in the Interest Rate Risk Management for the Banking Book section and are included in the sensitivities presented in Table 45. The Corporation also uses foreign currency derivatives in accounting hedges to manage substantially all of the foreign exchange risk of our foreign operations. By hedging the foreign

Bank of America 80

exchange risk of our foreign operations, the Corporation's market risk exposure in this area is not significant.
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
Interest rate risk and market risk can be substantial in the mortgage business. Changes in interest rates and other market factors impact the volume of mortgage originations. Changes in interest rates also impact the value of interest rate lock commitments and the related residential first mortgage loans held-for-sale, as well as the value of the MSRs. An increase in mortgage interest rates typically leads to a decrease in the value of these instruments. Conversely, when there is an increase in interest rates, the value of the MSRs will increase driven by lower prepayment expectations. Because the interest rate risks of these hedged items offset, we combine them into one overall hedged item with one combined economic hedge portfolio consisting of derivative contracts and securities.
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
Cybersecurity
Risk Management and Strategy
Cybersecurity is a key operational risk facing the Corporation. We, our employees, customers, regulators, third parties and other entities, platforms, systems and networks upon which we rely to operate our business are ongoing targets of an increasing number of cybersecurity threats and cyberattacks and, accordingly, the Corporation devotes considerable resources to the establishment and maintenance of processes for assessing, identifying and managing cybersecurity risk through its global workforce and 24/7 cyber operations centers. The Corporation takes a cross-functional approach to addressing cybersecurity risk, with our Global Technology, Global Risk Management, Legal and Corporate Audit functions playing key roles. In addition, the Corporation’s processes related to cybersecurity risk are an element of and integrated with the Corporation’s comprehensive risk program, including our risk framework. For more information on the Corporation’s Cybersecurity risk, see Item 1A. Risk Factors – Business Operations beginning on page 14. For more information on our approach to risk management, including our risk management governance framework, see Managing Risk on page 45.

81 Bank of America

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
The Corporation seeks to mitigate cybersecurity risk and associated legal, financial, reputational, operational and/or regulatory risks by employing a multi-faceted GIS Program, through various policies and procedures, that are focused on governing, preparing for, identifying, preventing, detecting, mitigating, responding to and recovering from cybersecurity threats and incidents, including those suffered by the Corporation and its third-party service providers, as well as effectively operating the Corporation’s processes. Our business continuity policies and procedures are designed to maintain the availability of business functions and enable impacted units within the Corporation and its third-party service providers to achieve strategic objectives in the event of a cybersecurity incident. In accordance with the Corporation’s cyber incident response framework, GIS, including its incident response team, tracks, documents, responds to and analyzes cybersecurity threats and cybersecurity incidents, including those experienced by the Corporation’s third-party service providers that may impact the Corporation. Additionally, the Corporation has a process for assembling multi-stakeholder executive response teams to monitor and coordinate cross-functional responses to certain cybersecurity incidents.
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
While we and our third parties have experienced cybersecurity incidents, as well as adverse impacts from such incidents, we have not experienced material losses or other material consequences relating to cybersecurity incidents experienced by us or our third parties. However, we expect that the Corporation, our third parties, and other entities, platforms, systems and networks upon which we rely to operate our business will experience cybersecurity incidents resulting in adverse impacts with increased frequency and severity due to the evolving threat environment, including the increasing use of AI for cybersecurity threat and cyberattack purposes and campaigns involving nation states or their proxies, and there can be no assurance that future cybersecurity incidents, including incidents experienced by third parties, will not have a material adverse impact on the Corporation, including its business strategy, results of operations and/or financial condition.
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

Bank of America 82

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
Reputational Risk Management
Reputational risk is the risk that negative perception of the Corporation may materially impact its financial condition. Reputational risk may result from many of the Corporation’s activities, including those related to the management of strategic, operational, compliance, liquidity, market (price and interest rate) and credit risks.
The Corporation manages reputational risk through established policies and controls embedded throughout its business and risk management processes. We proactively monitor and identify potential reputational risk events and have processes established to mitigate reputational risks in a timely manner. If reputational risk events occur, we focus on remediating the underlying issue and taking action to minimize damage to the Corporation’s reputation. The Corporation has processes in place to respond to events that give rise to reputational risk, including implementing communication strategies to mitigate the impact. The Corporation’s organization and governance structure provides oversight of reputational risks through management and Board committees. Each FLU has an MRC that is responsible for the oversight of reputational risk, including decisions where elevated levels of reputational risks are present. Additionally, reputational risk reporting is provided to senior management and the Board regularly.
Critical Accounting Estimates
Our significant accounting principles are described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements and are essential in understanding the MD&A. The application of the accounting principles may involve the use of complex judgments, significant subjectivity, and extensive modeling techniques to estimate the values of assets and liabilities, particularly those related to credit exposures, fair value measurements, and other areas sensitive to changes in economic, market or borrower-specific conditions. These estimates are critical to the application of GAAP and are essential to understanding our reported financial condition, operating performance, and the comparability of results across reporting periods.
In developing these estimates, the Corporation employs established governance frameworks, including formal model‑risk management, independent validation and internal control processes to assess and select the relevant variables, assumptions and inputs that most appropriately reflect reasonable expectations at the time the estimates are made. Because these estimates involve matters that may be difficult to measure or that are sensitive to evolving credit, economic or market conditions, actual results may differ from estimated amounts as new information becomes available or as underlying conditions change.
Key variables, assumptions and inputs used in these estimates may fluctuate after the balance sheet date due to changes in credit conditions, interest rates, liquidity dynamics and broader market developments, which may materially impact our financial condition or operating performance. These changes reflect inherent uncertainty in the economic and market environment and should not be interpreted as deficiencies in the Corporation’s models, methodologies or inputs. The Corporation’s critical accounting estimates, including the nature of the underlying estimation uncertainty and their potential effect on our results, are disclosed in the following discussion.
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
The determination of the allowance for credit losses is based on numerous estimates and assumptions, which require a high degree of judgment and are often interrelated. A critical judgment in the process is the weighting of our forward-looking macroeconomic scenarios that are incorporated into our quantitative models. As any one economic outlook is inherently uncertain, the Corporation uses multiple macroeconomic scenarios in its CECL calculation, which have included a baseline scenario derived from consensus estimates, an adverse scenario reflecting a moderate recession, a downside scenario reflecting continued inflation, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall economic outlook is weighted to reflect a moderate growth environment, with lower gross domestic product (GDP) growth and higher unemployment rate expectations as compared to what we experienced in 2025. Generally, as the consensus estimates improve or deteriorate, the allowance for credit losses will change in a similar direction.
There are multiple variables that drive the macroeconomic scenarios with the key variables including, but not limited to, U.S. real GDP and unemployment rates. As of December 31, 2025, the latest consensus estimate for the U.S. average unemployment rate for the fourth quarter of 2025 was 4.5 percent, and U.S. real GDP was forecasted to grow 1.7 percent year-over-year in the fourth quarter of 2025, reflecting a strong labor market and consistent levels of growth compared to our macroeconomic outlook as of December 31, 2024, and were factored into our allowance for credit losses estimate as of December 31, 2025. In addition, the table below presents the weighted macroeconomic outlook for U.S. average unemployment rate and U.S. real GDP growth rate.

Table 46	Key Allowance Variables

	Quarterly Average
	4Q Year 1 (1)	4Q Year 2 (1)
U.S. Unemployment
December 31, 2024 forecast	4.8%	4.7%
December 31, 2025 forecast	5.0	4.9

	Year-Over-Year
	4Q Year 1 (1)	4Q Year 2 (1)
U.S. Real GDP Growth
December 31, 2024 forecast	1.4%	1.8%
December 31, 2025 forecast	1.4	1.8
(1)Represents the forecasted weighted economic outlook one and two years out from the reporting date.

83 Bank of America

In addition to the above judgments and estimates, the allowance for credit losses can also be impacted by unanticipated changes in asset quality of the portfolio, such as increases or decreases in credit and/or internal risk ratings in our commercial portfolio, improvement or deterioration in borrower delinquencies or credit scores in our credit card portfolio and increases or decreases in home prices, which is a primary driver of LTVs, in our consumer real estate portfolio, all of which have some degree of uncertainty. The allowance for credit losses increased $44 million from $14.3 billion at December 31, 2024 to $14.4 billion as of December 31, 2025, as increases in the U.S. Commercial allowance were partially offset by decreases in the credit card and commercial real estate portfolios.
To provide an illustration of the sensitivity of the macroeconomic scenarios and other assumptions on the estimate of our allowance for credit losses, the Corporation compared the December 31, 2025 modeled CECL from the baseline scenario to our adverse scenario. Relative to the baseline scenario, the adverse scenario assumed a peak U.S. unemployment rate of approximately two percentage points higher than the baseline scenario, a decline in U.S. real GDP followed by a prolonged recovery and a lower home price outlook with a difference of approximately 18 percent at the trough. This sensitivity analysis resulted in a hypothetical increase in the allowance for credit losses of approximately $4.2 billion.
While the sensitivity analysis may be useful to consider how changes in certain macroeconomic assumptions could impact our baseline CECL, it should not be relied upon as a forecast of how our allowance for credit losses is expected to change in a different macroeconomic outlook. Ultimately, the estimate of the allowance for credit losses is dependent upon a variety of potential factors including, but not limited to, qualitative assessments, weighting of alternate macroeconomic scenarios and changes in portfolio mix that would need to be considered comprehensively in determining the allowance for credit losses. Due to the uncertainty in predicting these factors, they are not incorporated into the sensitivity analysis.
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
Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace, or when previously insignificant unobservable and observable inputs become significant, respectively. For more information on transfers into and out of Level 3 during 2025, 2024 and 2023, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
Accrued Income Taxes and Deferred Tax Assets
Accrued income taxes, reported as a component of either other assets or accrued expenses and other liabilities on the Consolidated Balance Sheet, represent the net amount of current income taxes we expect to pay to or receive from various taxing jurisdictions attributable to our operations to date. We currently file income tax returns in more than 60 states and municipalities and more than 40 non-U.S. jurisdictions and consider many factors, including statutory, judicial and regulatory guidance, in estimating the appropriate accrued income taxes for each jurisdiction.
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

Bank of America 84

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

Table 47	Goodwill by Reporting Segment

	December 31
(Dollars in millions)	2025	2024
Consumer Banking	$30,137	$30,137
Global Wealth and Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total	$69,021	$69,021
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

For the quantitative assessment, we compared the fair value of the reporting unit to its carrying value, as measured by allocated equity. The fair value was estimated based on the combination of an income approach (which utilizes the present value of cash flows to estimate fair value) and a market multiplier approach (which utilizes observable market prices and metrics of peer companies to estimate fair value). The cash flows used in the income approach were based on the Corporation’s three-year internal forecasts along with long-term terminal growth values, which were discounted at 10.50 percent. The discount rate was derived from a capital asset pricing model that incorporates the risk and uncertainty in the cash flow forecasts, the financial markets and industries similar to the reporting units. The market multiplier approach utilized various market multiples, primarily pricing multiples, from comparable publicly-traded companies in industries similar to the reporting unit. In addition, a control premium was factored in based upon observed comparable premiums paid for change-in-control transactions for financial institutions.
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

85 Bank of America

Non-GAAP Reconciliations
Tables 48 and 49 provide reconciliations of certain non-GAAP financial measures to GAAP financial measures.

Table 48	Annual Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, shares in thousands)	2025	2024	2023
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$298,474	$292,467	$281,861
Goodwill	(69,021)	(69,021)	(69,022)
Intangible assets (excluding MSRs)	(1,883)	(1,961)	(2,039)
Related deferred tax liabilities	841	866	893
Tangible shareholders’ equity	$228,411	$222,351	$211,693
Preferred stock	(24,039)	(26,487)	(28,397)
Tangible common shareholders’ equity	$204,372	$195,864	$183,296
Reconciliation of year-end shareholders’ equity to year-end tangible shareholders’ equity and year-end tangible common shareholders’ equity
Shareholders’ equity	$303,243	$293,963	$290,209
Goodwill	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,841)	(1,919)	(1,997)
Related deferred tax liabilities	825	851	874
Tangible shareholders’ equity	$233,206	$223,874	$220,065
Preferred stock	(25,992)	(23,159)	(28,397)
Tangible common shareholders’ equity	$207,214	$200,715	$191,668
Reconciliation of year-end assets to year-end tangible assets
Assets	$3,411,738	$3,261,299	$3,180,515
Goodwill	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,841)	(1,919)	(1,997)
Related deferred tax liabilities	825	851	874
Tangible assets	$3,341,701	$3,191,210	$3,110,371
(1)Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 31.

Table 49	Quarterly Reconciliations to GAAP Financial Measures (1)

	2025 Quarters				2024 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$303,873	$300,381	$295,329	$294,187	$293,398	$293,431	$291,943	$291,074
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,853)	(1,873)	(1,893)	(1,912)	(1,932)	(1,951)	(1,971)	(1,990)
Related deferred tax liabilities	827	839	846	851	859	864	869	874
Tangible shareholders’ equity	$233,826	$230,326	$225,261	$224,105	$223,304	$223,323	$221,820	$220,937
Preferred stock	(25,992)	(25,232)	(22,573)	(22,307)	(23,493)	(25,984)	(28,113)	(28,397)
Tangible common shareholders’ equity	$207,834	$205,094	$202,688	$201,798	$199,811	$197,339	$193,707	$192,540
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$303,243	$302,437	$298,021	$293,949	$293,963	$294,774	$292,340	$292,094
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,841)	(1,860)	(1,880)	(1,899)	(1,919)	(1,938)	(1,958)	(1,977)
Related deferred tax liabilities	825	828	842	846	851	859	864	869
Tangible shareholders’ equity	$233,206	$232,384	$227,962	$223,875	$223,874	$224,674	$222,225	$221,965
Preferred stock	(25,992)	(25,992)	(23,495)	(20,499)	(23,159)	(24,554)	(26,548)	(28,397)
Tangible common shareholders’ equity	$207,214	$206,392	$204,467	$203,376	$200,715	$200,120	$195,677	$193,568
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,411,738	$3,403,149	$3,440,798	$3,349,039	$3,261,299	$3,323,917	$3,257,896	$3,273,884
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,841)	(1,860)	(1,880)	(1,899)	(1,919)	(1,938)	(1,958)	(1,977)
Related deferred tax liabilities	825	828	842	846	851	859	864	869
Tangible assets	$3,341,701	$3,333,096	$3,370,739	$3,278,965	$3,191,210	$3,253,817	$3,187,781	$3,203,755
(1)Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 31.

Bank of America 86

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 75 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data

87 Bank of America

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2025, the Corporation’s internal control over financial reporting is effective.
The Corporation’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025.
Brian T. Moynihan
Chair and Chief Executive Officer

Alastair M. Borthwick
Executive Vice President and Chief Financial Officer

Bank of America 88

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bank of America Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bank of America Corporation and its subsidiaries (the “Corporation”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Corporation’s consolidated financial statements and on the Corporation's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan and Lease Losses - Commercial and Consumer Card Loans
As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan and lease losses represents management’s estimate of current expected credit losses (CECL) in the Corporation’s loan and lease portfolio, excluding loans and unfunded lending commitments accounted for under the fair value option. As of December 31, 2025, the allowance for loan and lease losses was $13.2 billion on total loans and leases of $1,182.2 billion, which excludes loans accounted for under the fair value option. For commercial and consumer card loans, CECL is typically estimated using quantitative methods

89 Bank of America

that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. In its loss forecasting framework, the Corporation incorporates forward looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product growth rates and corporate bond spreads. The scenarios that are chosen and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. Also included in the allowance for loan and lease losses are qualitative reserves to cover losses that are expected but, in the Corporation's assessment, may not be adequately reflected in the quantitative methods or the economic assumptions. Factors that the Corporation considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, the Corporation considers the inherent uncertainty in quantitative models that are built on historical data.
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

Charlotte, North Carolina
February 25, 2026

We have served as the Corporation’s auditor since 1958.

Bank of America 90

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

(In millions, except per share information)	2025	2024	2023
Net interest income
Interest income	$138,566	$146,607	$130,262
Interest expense	78,470	90,547	73,331
Net interest income	60,096	56,060	56,931

Noninterest income
Fees and commissions	39,402	36,291	32,009
Market making and similar activities	12,014	12,967	12,732
Other income (loss)	1,585	538	1,097
Total noninterest income	53,001	49,796	45,838
Total revenue, net of interest expense	113,097	105,856	102,769

Provision for credit losses	5,675	5,821	4,394

Noninterest expense
Compensation and benefits	42,346	40,182	38,330
Information processing and communications	7,453	7,231	6,707
Occupancy and equipment	7,448	7,289	7,164
Product delivery and transaction related	3,924	3,494	3,608
Professional fees	2,580	2,669	2,159
Marketing	2,204	1,956	1,927
Other general operating	3,772	3,991	5,950
Total noninterest expense	69,727	66,812	65,845
Income before income taxes	37,695	33,223	32,530
Income tax expense	7,186	6,250	6,225
Net income	$30,509	$26,973	$26,305
Preferred stock dividends	1,454	1,629	1,649
Net income applicable to common shareholders	$29,055	$25,344	$24,656

Per common share information
Earnings	$3.86	$3.23	$3.07
Diluted earnings	3.81	3.19	3.05
Average common shares issued and outstanding	7,521.9	7,855.5	8,028.6
Average diluted common shares issued and outstanding	7,680.9	7,935.8	8,080.5

Consolidated Statement of Comprehensive Income

(Dollars in millions)	2025	2024	2023
Net income	$30,509	$26,973	$26,305
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	1,156	158	573
Net change in debit valuation adjustments	(329)	(127)	(686)
Net change in derivatives	3,590	2,428	3,919
Employee benefit plan adjustments	319	131	(439)
Net change in foreign currency translation adjustments	23	(87)	1
Other comprehensive income (loss)	4,759	2,503	3,368
Comprehensive income	$35,268	$29,476	$29,673

See accompanying Notes to Consolidated Financial Statements.

91 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	December 31
(Dollars in millions)	2025	2024
Assets
Cash and due from banks	$28,595	$26,003
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	203,250	264,111
Cash and cash equivalents	231,845	290,114
Time deposits placed and other short-term investments	7,474	6,372
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $185,491 and $144,501 measured at fair value)	316,578	274,709
Trading account assets (includes $185,869 and $170,328 pledged as collateral)	366,954	314,460
Derivative assets	40,881	40,948
Debt securities:
Carried at fair value	402,975	358,607
Held-to-maturity, at cost (fair value $442,430 and $450,548)	522,660	558,677
Total debt securities	925,635	917,284
Loans and leases (includes $3,498 and $4,249 measured at fair value)	1,185,700	1,095,835
Allowance for loan and lease losses	(13,203)	(13,240)
Loans and leases, net of allowance	1,172,497	1,082,595
Premises and equipment, net	12,516	12,168
Goodwill	69,021	69,021
Loans held-for-sale (includes $2,271 and $2,214 measured at fair value)	5,165	9,545
Customer and other receivables	98,186	82,247
Other assets (includes $9,058 and $13,176 measured at fair value)	164,986	161,836
Total assets	$3,411,738	$3,261,299

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$517,834	$507,561
Interest-bearing (includes $1,223 and $310 measured at fair value)	1,361,177	1,329,014
Deposits in non-U.S. offices:
Noninterest-bearing	14,216	16,297
Interest-bearing	125,502	112,595
Total deposits	2,018,729	1,965,467
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $223,067 and $192,859 measured at fair value)	344,716	331,758
Trading account liabilities	105,996	92,543
Derivative liabilities	42,076	39,353
Short-term borrowings (includes $8,051 and $6,245 measured at fair value)	48,088	43,391
Accrued expenses and other liabilities (includes $8,996 and $13,199 measured at fair value and $1,177 and $1,096 of reserve for unfunded lending commitments)	231,074	211,545
Long-term debt (includes $72,591 and $50,005 measured at fair value)	317,816	283,279
Total liabilities	3,108,495	2,967,336
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 12 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,991,164 and 3,877,917 shares	25,992	23,159
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,212,464,345 and 7,610,862,311 shares	26,084	45,336
Retained earnings	261,693	240,753
Accumulated other comprehensive income (loss)	(10,526)	(15,285)
Total shareholders’ equity	303,243	293,963
Total liabilities and shareholders’ equity	$3,411,738	$3,261,299

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$7,139	$5,575
Loans and leases	17,875	19,144
Allowance for loan and lease losses	(871)	(919)
Loans and leases, net of allowance	17,004	18,225
All other assets	709	319
Total assets of consolidated variable interest entities	$24,852	$24,119
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $0 of non-recourse short-term borrowings)	$5,779	$3,329
Long-term debt (includes $6,847 and $8,457 of non-recourse debt)	6,847	8,457
All other liabilities (includes $18 and $21 of non-recourse liabilities)	18	21
Total liabilities of consolidated variable interest entities	$12,644	$11,807
See accompanying Notes to Consolidated Financial Statements.

Bank of America 92

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2022	$28,397	7,996.8	$58,953	$207,003	$(21,156)	$273,197
Cumulative adjustment for adoption of credit loss accounting standard				184		184
Cumulative adjustment for tax-related equity investment accounting changes				(1,227)		(1,227)
Net income				26,305		26,305
Net change in debt securities					573	573
Net change in debit valuation adjustments					(686)	(686)
Net change in derivatives					3,919	3,919
Employee benefit plan adjustments					(439)	(439)
Net change in foreign currency translation adjustments					1	1
Dividends declared:
Common				(7,374)		(7,374)
Preferred				(1,649)		(1,649)
Common stock issued under employee plans, net, and other		45.4	1,988	(7)		1,981
Common stock repurchased		(146.7)	(4,576)			(4,576)
Balance, December 31, 2023	$28,397	7,895.5	$56,365	$223,235	$(17,788)	$290,209
Net income				26,973		26,973
Net change in debt securities					158	158
Net change in debit valuation adjustments					(127)	(127)
Net change in derivatives					2,428	2,428
Employee benefit plan adjustments					131	131
Net change in foreign currency translation adjustments					(87)	(87)
Dividends declared:
Common				(7,822)		(7,822)
Preferred				(1,613)		(1,613)
Redemption of preferred stock	(5,238)			(16)		(5,254)
Common stock issued under employee plans, net, and other		46.9	2,075	(4)		2,071
Common stock repurchased		(331.5)	(13,104)			(13,104)
Balance, December 31, 2024	$23,159	7,610.9	$45,336	$240,753	$(15,285)	$293,963
Net income				30,509		30,509
Net change in debt securities					1,156	1,156
Net change in debit valuation adjustments					(329)	(329)
Net change in derivatives					3,590	3,590
Employee benefit plan adjustments					319	319
Net change in foreign currency translation adjustments					23	23
Dividends declared:
Common				(8,083)		(8,083)
Preferred				(1,445)		(1,445)
Issuance of preferred stock	5,493					5,493
Redemption of preferred stock	(2,660)			(9)		(2,669)
Common stock issued under employee plans, net, and other		53.5	2,181	(32)		2,149
Common stock repurchased		(451.9)	(21,433)			(21,433)
Balance, December 31, 2025	$25,992	7,212.5	$26,084	$261,693	$(10,526)	$303,243

See accompanying Notes to Consolidated Financial Statements.

93 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Dollars in millions)	2025	2024	2023
Operating activities
Net income	$30,509	$26,973	$26,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,675	5,821	4,394
Losses on sales of debt securities	20	29	405
Depreciation and amortization	2,314	2,189	2,057
Net accretion of discount/premium on debt securities	(859)	(330)	(397)
Deferred income taxes	295	(1,127)	(1,012)
Amortization of stock-based compensation	4,001	3,433	2,942
Net change in:
Trading and derivative assets/liabilities	(35,027)	(45,504)	44,391
Loans held-for-sale	4,215	(4,321)	641
Other assets	(19,584)	(4,515)	(24,304)
Accrued expenses and other liabilities	17,315	1,025	(18,148)
Other operating activities, net	3,739	7,522	7,708
Net cash provided by (used in) operating activities	12,613	(8,805)	44,982
Investing activities
Net change in:
Time deposits placed and other short-term investments	(1,102)	1,974	(1,087)
Federal funds sold and securities borrowed or purchased under agreements to resell	(45,856)	8,415	(13,050)
Debt securities carried at fair value:
Proceeds from sales	129,779	69,925	101,165
Proceeds from paydowns and maturities	100,313	237,939	148,699
Purchases	(263,483)	(390,911)	(290,959)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	34,794	34,591	36,955
Purchases	—	—	(98)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	9,592	9,565	11,081
Purchases	(14,315)	(5,470)	(5,351)
Other changes in loans and leases, net	(90,548)	(52,576)	(17,484)
Other investing activities, net	(4,331)	(4,145)	(5,258)
Net cash used in investing activities	(145,157)	(90,693)	(35,387)
Financing activities
Net change in:
Deposits	53,262	41,640	(6,514)
Federal funds purchased and securities loaned or sold under agreements to repurchase	16,945	47,871	88,252
Short-term borrowings	4,690	12,574	5,162
Long-term debt:
Proceeds from issuance	99,867	56,683	65,396
Retirement	(76,031)	(70,411)	(44,571)
Preferred stock:
Proceeds from issuance	5,493	—	—
Redemption	(2,669)	(5,254)	—
Common stock repurchased	(21,433)	(13,104)	(4,576)
Cash dividends paid	(9,563)	(9,503)	(9,087)
Other financing activities, net	(613)	(127)	(717)
Net cash provided by financing activities	69,948	60,369	93,345
Effect of exchange rate changes on cash and cash equivalents	4,327	(3,830)	(70)
Net increase (decrease) in cash and cash equivalents	(58,269)	(42,959)	102,870
Cash and cash equivalents at January 1	290,114	333,073	230,203
Cash and cash equivalents at December 31	$231,845	$290,114	$333,073
Supplemental cash flow disclosures
Interest paid	$79,065	$89,687	$69,604

See accompanying Notes to Consolidated Financial Statements.

Bank of America 94

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
Change in Accounting Policy
Effective in the fourth quarter of 2025, the Corporation has elected to change its accounting methods related to its affordable housing, eligible wind renewable energy and solar renewable energy equity investments. The Corporation determined that the new accounting methods are preferable as they better align the financial statement presentation with the economic impact of the tax-related equity investments.
For its affordable housing and eligible wind renewable energy equity investments, the Corporation changed its accounting from the equity method of accounting to the proportional amortization method. For its solar renewable energy equity investments, the Corporation changed its accounting for the investment tax credits (ITCs) to the deferral method, where previously the ITCs and applicable equity investment costs were recognized when the underlying facilities were placed in service. The new accounting methods are described more fully herein within the Equity Securities section of the Significant Accounting Principles.
The accounting changes were applied retrospectively to the earliest period presented, resulting in a cumulative adjustment that decreased retained earnings by $1.2 billion as of January 1, 2023. In addition, the accounting changes had an insignificant impact on net income on an annualized basis.
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

95 Bank of America

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
Debt Securities
The Corporation purchases debt securities for trading purposes as well as for use in the Corporation’s asset and liability management (ALM) activities. These debt securities are reported and measured on the Consolidated Balance Sheet based on management’s intent to hold the securities as follows:

Debt Securities Carried at Fair Value
Debt securities carried at fair value consist of debt securities classified as available for sale (AFS) and other debt securities carried at fair value. AFS debt securities are debt securities that are not intended to be held until maturity or for trading purposes and are recognized on their trade date and carried at fair value with unrealized gains and losses, net-of-tax, included in accumulated OCI. Other debt securities carried at fair value are debt securities where the Corporation has elected to carry at fair value with unrealized gains and losses included in market making and similar activities. Interest, including amortization of premiums and accretion of discounts, is included in interest income. Premiums and discounts are amortized or accreted to interest income at a constant effective yield over the contractual lives of the securities. Realized gains and losses from the sales or dispositions of debt securities are determined using the specific identification method.
The Corporation evaluates each AFS debt security where the value has declined below amortized cost. If the Corporation intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through other income.
The Corporation evaluates AFS debt securities for current expected credit losses (CECL). For debt securities guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality, the Corporation applies a zero credit loss assumption. For the remaining AFS debt securities, the Corporation considers qualitative parameters such as internal and external credit ratings and the value of underlying collateral. If an AFS debt security fails any of the qualitative parameters, the Corporation performs a discounted cash flow analysis to estimate any credit losses to determine if a portion of the unrealized loss is a result of a CECL. The Corporation will then recognize either credit loss expense or a reversal of credit loss expense in other income for the amount necessary to adjust the debt securities valuation allowance to its current estimate of expected credit losses. If any of the decline in fair value is related to market factors, that amount is recognized in accumulated OCI. In certain instances, the credit loss may

Bank of America 96

exceed the total decline in fair value, in which case, the allowance recorded is limited to the difference between the amortized cost and the fair value of the asset.
Held-to-Maturity Debt Securities
Held-to-maturity (HTM) debt securities are debt securities that management has the intent and ability to hold to maturity and are recognized at their trade date and reported at amortized cost. Interest is recognized in the same manner as debt securities carried at fair value. For certain U.S. Agency mortgage-backed-securities, if more than 85 percent of the principal has been collected on level-payment mortgage-backed debt securities since their acquisition, the HTM debt securities, if disposed, are treated as matured for classification purposes. The Corporation separately evaluates its HTM debt securities for any credit losses, of which substantially all qualify for the zero-loss credit assumption. For the remaining securities, the Corporation performs a discounted cash flow analysis to estimate any credit losses, which are then recognized as either credit loss expense or a reversal of credit loss expense in other income for the amount necessary to adjust the debt securities valuation allowance to its current estimate of expected credit losses.
Equity Securities
The Corporation makes strategic investments through the acquisition of equity securities that are reported and measured on the Consolidated Balance Sheet as follows:
Equity Method Investments
Investments in companies for which the Corporation has the ability to exercise significant influence over operating and financing decisions are accounted for under the equity method of accounting. Under this method, the Corporation initially records the investment at cost and subsequently adjusts the carrying amount for its share of the investee’s earnings or losses and OCI, as well as for any dividends received. The Corporation’s share of earnings (losses) from these investments is included in other income. The carrying value of the equity method investments is subject to impairment testing. If an equity method investment is impaired, the loss on the investment is recorded in other income.
Investment in Equity Securities
Equity securities that have readily determinable fair values that are not held for trading purposes are carried at fair value with unrealized gains and losses included in other income. For equity securities without a readily determinable fair value, the investment is recorded at cost and the carrying value is adjusted for impairment, if any, plus or minus changes in value resulting from observable price changes in orderly transactions for identical or similar instruments of the same issuer. Adjustments to fair value, dividends and distributions received on these investments are included in other income.
Tax-related Equity investments
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing and renewable energy projects that generate income tax credits and other income tax benefits. These tax-related equity investments are included in other assets on the Consolidated Balance Sheet.
For those that qualify, the Corporation accounts for its investments in affordable housing that generate low-income housing tax credits (LIHTCs) and wind renewable energy entities that generate production tax credits (PTCs) under the proportional amortization method. Under this method, the investment is initially recorded at cost and subsequently amortized in proportion to the income tax credits and other income tax benefits received over the life of the investment. Amortization of the investment cost and the recognition of income tax credits are presented net within income tax expense. Investments accounted for using the proportional amortization method are evaluated for impairment when events or circumstances indicate that it is more likely than not that the carrying value will not be recovered. If an impairment is identified, the carrying amount of the investment is written down to the amount expected to be recovered, with the impairment recognized as a component of income tax expense.
The Corporation accounts for its investments in solar renewable energy entities that generate ITCs under the deferral method. Under this method, the income tax credits and applicable equity investment cost are deferred and amortized over the productive life of the underlying facilities. The amortization of the income tax credits and investment expense are presented net within other income.
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
Leases
The Corporation provides equipment financing to its customers through a variety of lessor arrangements. Direct financing leases and sales-type leases are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased property less unearned income, which is accreted to interest income over the lease terms using methods that approximate the interest method. Operating lease income is recognized on a straight-line basis in other income. The

97 Bank of America

Corporation's lease arrangements generally do not contain non-lease components.
Allowance for Credit Losses
CECL on funded consumer and commercial loans and leases is referred to as the allowance for loan and lease losses and is reported separately as a contra-asset to loans and leases on the Consolidated Balance Sheet. CECL for unfunded lending commitments, including home equity lines of credit (HELOCs), standby letters of credit (SBLCs) and binding unfunded loan commitments is reported on the Consolidated Balance Sheet in accrued expenses and other liabilities. The provision for credit losses related to the loan and lease portfolio and unfunded lending commitments is reported in the Consolidated Statement of Income at the amount necessary to adjust the allowance for credit losses to the current estimate of CECL.
For loans and leases, CECL is typically estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. The life of the loan for closed-ended products is based on the contractual maturity of the loan adjusted for any expected prepayments. The contractual maturity includes any extension options that are at the sole discretion of the borrower. For open- ended products (e.g., lines of credit), CECL is determined based on the maximum repayment term associated with future draws from credit lines unless those lines of credit are unconditionally cancellable (e.g., credit cards) in which case the Corporation does not record any allowance.
In its loss forecasting framework, the Corporation incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product growth rates and corporate bond spreads. As any one economic outlook is inherently uncertain, the Corporation leverages multiple scenarios. The scenarios that are chosen each quarter and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal and third-party economists and industry trends.
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
Consumer Real Estate
To estimate CECL for consumer loans secured by residential real estate, the Corporation estimates the number of loans that will default over the life of the existing portfolio, after factoring in estimated prepayments, using quantitative modeling methodologies. The attributes that are most significant in estimating the Corporation’s CECL include refreshed loan-to-value (LTV) or, in the case of a subordinated lien, refreshed combined LTV (CLTV), borrower credit score, months since origination and geography, all of which are further broken down by present collection status (whether the loan is current, delinquent, in default, or in bankruptcy). The estimates are based on the Corporation’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on the unemployment rate and consumer real estate prices are key factors that impact the frequency and severity of loss estimates. The Corporation does not reserve for credit losses on the unpaid principal balance of loans insured by the Federal Housing Administration (FHA) and long-term standby loans, as these loans are fully insured. The Corporation records a reserve for unfunded lending commitments for CECL associated with the undrawn portion of the Corporation’s HELOCs, which can only be canceled by the Corporation if certain criteria are met. CECL associated with these unfunded lending commitments is calculated using the same models and methodologies noted above and incorporate utilization assumptions at time of default.
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

Bank of America 98

Credit Cards and Other Consumer
Credit cards are revolving lines of credit without a defined maturity date. The estimated life of a credit card receivable is determined by estimating the amount and timing of expected future payments (e.g., borrowers making full payments, minimum payments or somewhere in between) that it will take for a receivable balance to pay off. CECL on the future payments incorporates the spending behavior of a borrower through time using key borrower-specific factors and the economic outlook described above. The Corporation applies all expected payments in accordance with the Credit Card Accountability Responsibility and Disclosure Act of 2009 (i.e., paying down the highest interest rate bucket first). Then forecasted future payments are prioritized to pay off the oldest balance until it is brought to zero or an expected charge-off amount. Unemployment rate outlook, borrower credit score, delinquency status and historical payment behavior are all key inputs into the credit card receivable loss forecasting model. Future draws on the credit card lines are excluded from CECL as they are unconditionally cancellable.
CECL for the consumer vehicle lending portfolio is also determined using quantitative methods supplemented with qualitative analysis. The quantitative model estimates CECL giving consideration to key borrower and loan characteristics such as delinquency status, borrower credit score, LTV ratio, underlying collateral type and collateral value.
Commercial
CECL on commercial loans is forecasted using models that estimate credit losses over the loan’s contractual life at an individual loan level. The models use the contractual terms to forecast future principal cash flows while also considering expected prepayments. For open-ended commitments such as revolving lines of credit, changes in funded balance are captured by forecasting a borrower’s draw and payment behavior over the remaining life of the commitment. For loans collateralized with commercial real estate and for which the underlying asset is the primary source of repayment, the loss forecasting models consider key loan and customer attributes such as LTV ratio, net operating income and debt service coverage, and captures variations in behavior according to property type and region. The outlook on the unemployment rate, gross domestic product, and forecasted real estate prices are utilized to determine indicators such as rent levels and vacancy rates, which impact the CECL estimate. For all other commercial loans and leases, the loss forecasting model determines the probabilities of transition to different credit risk ratings or default at each point over the life of the asset based on the borrower’s current credit risk rating, industry sector, size of the exposure and the geographic market. The severity of loss is determined based on the type of collateral securing the exposure, the size of the exposure, the borrower’s industry sector, any guarantors and the geographic market. Assumptions of expected loss are conditioned to the economic outlook, and the model considers key economic variables such as unemployment rate, gross domestic product, corporate bond spreads, real estate and other asset prices and equity market returns.
In addition to the allowance for loan and lease losses, the Corporation also estimates CECL related to unfunded lending commitments such as letters of credit, financial guarantees, unfunded bankers acceptances and binding loan commitments, excluding commitments accounted for under the fair value option. Reserves are estimated for the unfunded exposure using the same models and methodologies as the funded exposure and are reported as reserves for unfunded lending commitments.
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
Credit card loans are charged off when the loan becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy or upon confirmation of fraud. These loans continue to accrue interest until they are charged off and, therefore, are not reported as nonperforming loans. Consumer vehicle loans are placed on nonaccrual status when they become 90 days past due, within 60 days after receipt of notification of bankruptcy or death or upon confirmation of fraud, unless the borrower’s performance indicates that repayment is likely to occur. These loans are charged off to the estimated fair value of the collateral less expected disposal costs when the loans become 120 days past due, upon repossession of the collateral, within 60 days after receipt of notification of bankruptcy or death or upon confirmation of fraud, and when the borrower’s ability to pay cannot be validated. If repossession of the collateral is not expected or the loan is unsecured, the loans are fully charged off. Other consumer loans, substantially all of which are consumer overdrafts, are charged off when the loan becomes 60 days past due, and therefore are not reported as nonperforming loans.
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

99 Bank of America

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
Loans Held-for-sale
Loans that the Corporation intends to sell in the foreseeable future, including residential mortgages, loan syndications, and to a lesser degree, commercial real estate, consumer finance and other loans, are reported as LHFS and are carried at the lower of aggregate cost or fair value. The Corporation accounts for certain LHFS, including residential mortgage LHFS, under the fair value option. Loan origination costs for LHFS carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and, upon the sale of a loan, are recognized as part of the gain or loss in other income. LHFS that are on nonaccrual status and are reported as nonperforming, as defined in the policy herein, are reported separately from nonperforming loans and leases.
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
Other Assets
For the Corporation’s financial assets that are measured at amortized cost and are not included in debt securities or loans and leases on the Consolidated Balance Sheet, the Corporation evaluates these assets for CECL using various techniques. For assets that are subject to collateral maintenance provisions, including federal funds sold and securities borrowed or purchased under agreements to resell, where the collateral consists of daily margining of liquid and marketable assets where the margining is expected to be maintained into the foreseeable future, the expected losses are assumed to be zero. For all other assets, the Corporation performs qualitative analyses, including consideration of historical losses and current economic conditions, to estimate any CECL which are then included in a valuation account that is recorded as a contra-asset against the amortized cost basis of the financial asset.
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

Bank of America 100

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
Other VIEs used by the Corporation include collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), investment vehicles created on behalf of customers and other investment vehicles. The Corporation does not routinely serve as collateral manager for CDOs or CLOs and, therefore, does not typically have the power to direct the activities that most significantly impact the economic performance of a CDO or CLO. However, for CDOs, following an event of default, if the Corporation is a majority holder of senior securities issued by a CDO and acquires the power to manage its assets, the Corporation consolidates the CDO.
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

101 Bank of America

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

Bank of America 102

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

Other Revenue Measurement and Recognition Policies
The Corporation did not disclose the value of any open performance obligations at December 31, 2025, as its contracts with customers generally have a fixed term that is less than one year, an open term with a cancellation period that is less than one year, or provisions that allow the Corporation to recognize revenue at the amount it has the right to invoice.
Earnings Per Common Share
Earnings per common share (EPS) is computed by dividing net income allocated to common shareholders by the weighted-average common shares outstanding, excluding unvested common shares subject to repurchase or cancellation. Net income allocated to common shareholders is net income adjusted for preferred stock dividends including dividends declared, accretion of discounts on preferred stock including accelerated accretion when preferred stock is repaid early, and cumulative dividends related to the current dividend period that have not been declared as of period end, less income allocated to participating securities. Diluted EPS is computed by dividing income allocated to common shareholders plus dividends on dilutive convertible preferred stock, by the weighted-average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units (RSUs), outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable.
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

103 Bank of America

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for 2025, 2024 and 2023. For more information, see Note 1 – Summary of Significant Accounting Principles. For a disaggregation of noninterest income by business segment and All Other, see Note 23 – Business Segment Information.

(Dollars in millions)	2025	2024	2023
Net interest income
Interest income
Loans and leases	$63,080	$61,993	$57,124
Debt securities	27,393	26,007	20,226
Federal funds sold and securities borrowed or purchased under agreements to resell	15,433	19,911	18,679
Trading account assets	12,239	10,376	8,773
Other interest income (1)	20,421	28,320	25,460
Total interest income	138,566	146,607	130,262

Interest expense
Deposits	34,513	38,442	26,163
Short-term borrowings	28,042	34,538	30,553
Trading account liabilities	2,657	2,191	2,043
Long-term debt	13,258	15,376	14,572
Total interest expense	78,470	90,547	73,331
Net interest income	$60,096	$56,060	$56,931

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$3,876	$4,013	$3,983
Other card income	2,483	2,271	2,071
Total card income	6,359	6,284	6,054
Service charges
Deposit-related fees	5,044	4,708	4,382
Lending-related fees	1,413	1,347	1,302
Total service charges	6,457	6,055	5,684
Investment and brokerage services
Asset management fees	15,601	13,875	12,002
Brokerage fees	4,355	3,891	3,561
Total investment and brokerage services	19,956	17,766	15,563
Investment banking fees
Underwriting income	3,320	3,275	2,235
Syndication fees	1,420	1,221	898
Financial advisory services	1,890	1,690	1,575
Total investment banking fees	6,630	6,186	4,708
Total fees and commissions	39,402	36,291	32,009
Market making and similar activities	12,014	12,967	12,732
Other income (loss)	1,585	538	1,097
Total noninterest income	$53,001	$49,796	$45,838
(1)Includes interest income on interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks of $10.5 billion, $16.8 billion and $16.0 billion for 2025, 2024 and 2023.
(2)Gross interchange fees and merchant income were $13.8 billion, $13.6 billion and $13.3 billion for 2025, 2024 and 2023, respectively and are presented net of $9.9 billion, $9.5 billion and $9.3 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

Bank of America 104

NOTE 3  Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the
Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2025 and 2024. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		December 31, 2025
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$21,163.5	$75.5	$5.1	$80.6	$70.5	$7.4	$77.9
Futures and forwards	4,279.5	3.9	—	3.9	3.2	—	3.2
Written options (2)	2,138.2	—	—	—	26.4	—	26.4
Purchased options (3)	2,008.5	28.3	—	28.3	—	—	—
Foreign exchange contracts
Swaps	2,852.1	41.4	0.1	41.5	35.4	0.2	35.6
Spot, futures and forwards	4,643.0	33.1	0.2	33.3	33.5	0.2	33.7
Written options (2)	623.7	—	—	—	8.2	—	8.2
Purchased options (3)	576.3	8.0	—	8.0	—	—	—
Equity contracts
Swaps	736.3	16.8	—	16.8	21.5	—	21.5
Futures and forwards	147.8	2.2	—	2.2	2.1	—	2.1
Written options (2)	903.2	—	—	—	67.1	—	67.1
Purchased options (3)	859.7	60.1	—	60.1	—	—	—
Commodity contracts
Swaps	70.3	2.9	—	2.9	5.6	—	5.6
Futures and forwards	156.5	6.3	0.1	6.4	5.2	0.7	5.9
Written options (2)	71.2	—	—	—	3.2	—	3.2
Purchased options (3)	69.8	3.2	—	3.2	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	475.9	1.5	—	1.5	3.8	—	3.8
Total return swaps/options	100.5	0.4	—	0.4	0.4	—	0.4
Written credit derivatives:
Credit default swaps	442.9	2.6	—	2.6	1.5	—	1.5
Total return swaps/options	103.8	0.5	—	0.5	1.5	—	1.5
Gross derivative assets/liabilities		$286.7	$5.5	$292.2	$289.1	$8.5	$297.6
Less: Legally enforceable master netting agreements				(224.1)			(224.1)
Less: Cash collateral received/paid				(27.2)			(31.4)
Total derivative assets/liabilities				$40.9			$42.1
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $1.0 billion and $421.3 billion, respectively, at December 31, 2025.

105 Bank of America

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance
Sheet at December 31, 2025 and 2024 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash.

Bank of America 106

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	December 31, 2025		December 31, 2024
Interest rate contracts
Over-the-counter	$106.2	$100.0	$108.8	$103.9
Exchange-traded	—	—	0.1	0.1
Over-the-counter cleared	6.3	5.9	3.4	3.6
Foreign exchange contracts
Over-the-counter	80.4	75.3	112.7	109.1
Over-the-counter cleared	1.2	1.3	0.5	0.5
Equity contracts
Over-the-counter	31.3	43.8	24.6	31.1
Exchange-traded	46.8	45.1	39.8	38.5
Commodity contracts
Over-the-counter	9.9	11.8	6.2	7.0
Exchange-traded	1.6	1.7	2.0	1.6
Over-the-counter cleared	0.3	0.4	0.3	0.5
Credit derivatives
Over-the-counter	4.9	7.1	5.8	5.0
Total gross derivative assets/liabilities, before netting
Over-the-counter	232.7	238.0	258.1	256.1
Exchange-traded	48.4	46.8	41.9	40.2
Over-the-counter cleared	7.8	7.6	4.2	4.6
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(199.2)	(203.9)	(224.2)	(223.5)
Exchange-traded	(44.5)	(44.5)	(39.0)	(39.0)
Over-the-counter cleared	(7.6)	(7.1)	(4.0)	(3.8)
Derivative assets/liabilities, after netting	37.6	36.9	37.0	34.6
Other gross derivative assets/liabilities (2)	3.3	5.2	3.9	4.8
Total derivative assets/liabilities	40.9	42.1	40.9	39.4
Less: Financial instruments collateral (3)	(20.5)	(16.7)	(18.1)	(14.2)
Total net derivative assets/liabilities	$20.4	$25.4	$22.8	$25.2
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

107 Bank of America

the U.S. dollar using forward exchange contracts and cross-currency basis swaps, and by issuing foreign currency- denominated debt (net investment hedges).
Fair Value Hedges
The table below summarizes information related to fair value hedges for 2025, 2024 and 2023.

Gains and Losses on Derivatives and Hedged Items Designated in Fair Value Hedges

	Derivative			Hedged Item
(Dollars in millions)	2025	2024	2023	2025	2024	2023
Interest rate risk on long-term debt (1)	$3,346	$(2,713)	$3,594	$(3,331)	$2,669	$(3,652)
Interest rate and foreign currency risk (2)	(21)	500	(17)	15	(486)	27
Interest rate risk on available-for-sale securities (3)	(5,387)	2,279	(3,518)	5,269	(2,322)	3,417
Price risk on commodity inventory (4)	(2,804)	(577)	2	2,804	577	(2)
Total	$(4,866)	$(511)	$61	$4,757	$438	$(210)
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For 2025, 2024 and 2023, the derivative amount includes gains (losses) of $(3) million, $22 million and $6 million in interest income, $0, $0 and $13 million in interest expense, $(10) million, $463 million and $(51) million in market making and similar activities, and $(8) million, $15 million and $15 million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
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

Designated Fair Value Hedged Assets and Liabilities

	December 31, 2025		December 31, 2024
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$175,694	$(792)	$188,202	$(7,263)
Available-for-sale debt securities (2, 3)	236,303	146	244,664	(4,764)
Trading account assets (4)	12,170	294	3,639	101
(1)Increase (decrease) to carrying value.
(2)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At December 31, 2025 and 2024, the amortized cost of the closed portfolios used in these hedging relationships was $35.8 billion and $34.8 billion, of which $23.7 billion and $26.1 billion were designated in a portfolio layer hedging relationship. At December 31, 2025 and 2024, the cumulative adjustment associated with these hedging relationships was a decrease of $46 million and $435 million.
(3)Carrying value represents amortized cost.
(4)Represents hedging activities related to certain commodities inventory.
At December 31, 2025 and 2024, the fair value adjustments from de-designated long-term debt hedges decreased the long-term debt carrying value by $12.9 billion and $11.2 billion. The fair value adjustments from de-designated AFS debt securities hedges decreased the AFS debt securities carrying value by $2.7 billion and $4.4 billion at December 31, 2025 and 2024. The fair value adjustments are being amortized or accreted into interest over the contractual lives of the assets or liabilities.
Cash Flow and Net Investment Hedges
The following table summarizes certain information related to cash flow hedges and net investment hedges for 2025, 2024 and 2023. Of the $2.0 billion after-tax net loss ($2.6 billion pretax) on derivatives in accumulated OCI at December 31, 2025, losses of $1.7 billion after-tax ($2.2 billion pretax) related to both open and closed cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately three years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately three years, with the aggregated amount beyond this time period being insignificant.
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

Bank of America 108

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives			Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	2025	2024	2023	2025	2024	2023
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$3,301	$389	$1,995	$(1,538)	$(2,826)	$(3,176)
Price risk on forecasted MBS purchases (1)	—	—	6	(9)	(9)	(2)
Price risk on certain compensation plans (2)	1	29	48	21	35	25
Total	$3,302	$418	$2,049	$(1,526)	$(2,800)	$(3,153)
Net investment hedges
Foreign exchange risk (3)	$(2,749)	$2,624	$(808)	$(1)	$(146)	$143
(1)Amounts reclassified from accumulated OCI are recorded in interest income and market making and similar activities in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. Amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $184 million, $252 million and $195 million in 2025, 2024 and 2023, respectively.
Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for 2025, 2024 and 2023. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

(Dollars in millions)	2025	2024	2023
Interest rate risk on mortgage activities (1, 2)	$68	$(49)	$16
Credit risk on loans (2)	(40)	(52)	(70)
Interest rate and foreign currency risk on asset and liability management activities (3)	(2,370)	952	777
Price risk on certain compensation plans (4)	537	427	584
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At both December 31, 2025 and 2024, the Corporation had transferred $3.9 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $3.9 billion at both transfer dates. At December 31, 2025 and 2024, the fair value of the transferred securities was $3.8 billion and $3.6 billion.
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
The following table, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for 2025, 2024 and 2023. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 23 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The following table is not presented on an FTE basis.

109 Bank of America

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	2025
Interest rate risk	$1,244	$3,055	$516	$4,815
Foreign exchange risk	2,179	10	57	2,246
Equity risk	7,229	(816)	2,201	8,614
Credit risk	1,012	2,721	554	4,287
Other risk (2)	380	(40)	(139)	201
Total sales and trading revenue	$12,044	$4,930	$3,189	$20,163

	2024
Interest rate risk	$2,245	$1,378	$420	$4,043
Foreign exchange risk	1,866	120	98	2,084
Equity risk	7,065	(1,485)	1,861	7,441
Credit risk	1,206	2,465	596	4,267
Other risk (2)	394	94	(406)	82
Total sales and trading revenue	$12,776	$2,572	$2,569	$17,917

	2023
Interest rate risk	$3,192	$366	$402	$3,960
Foreign exchange risk	1,800	149	87	2,036
Equity risk	6,628	(1,955)	1,774	6,447
Credit risk	1,205	2,462	340	4,007
Other risk (2)	602	(155)	(67)	380
Total sales and trading revenue	$13,427	$867	$2,536	$16,830
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $2.5 billion, $2.1 billion and $2.0 billion in 2025, 2024 and 2023, respectively.
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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at December 31, 2025 and 2024 are summarized in the following table.

Bank of America 110

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	December 31, 2025
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$—	$7	$34	$41
Non-investment grade	60	532	418	403	1,413
Total	60	532	425	437	1,454
Total return swaps/options:
Investment grade	88	2	—	—	90
Non-investment grade	1,258	89	74	1	1,422
Total	1,346	91	74	1	1,512
Total credit derivatives	$1,406	$623	$499	$438	$2,966
Credit-related notes:
Investment grade	$—	$—	$3	$970	$973
Non-investment grade	—	4	26	1,136	1,166
Total credit-related notes	$—	$4	$29	$2,106	$2,139
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$48,636	$100,059	$168,131	$22,048	$338,874
Non-investment grade	15,434	35,286	49,913	3,372	104,005
Total	64,070	135,345	218,044	25,420	442,879
Total return swaps/options:
Investment grade	61,269	1,507	1,419	352	64,547
Non-investment grade	35,318	2,877	516	520	39,231
Total	96,587	4,384	1,935	872	103,778
Total credit derivatives	$160,657	$139,729	$219,979	$26,292	$546,657

	December 31, 2024
	Carrying Value
Credit default swaps:
Investment grade	$—	$3	$24	$16	$43
Non-investment grade	33	304	752	441	1,530
Total	33	307	776	457	1,573
Total return swaps/options:
Investment grade	93	—	—	—	93
Non-investment grade	145	—	—	—	145
Total	238	—	—	—	238
Total credit derivatives	$271	$307	$776	$457	$1,811
Credit-related notes:
Investment grade	$—	$—	$9	$715	$724
Non-investment grade	5	5	37	1,119	1,166
Total credit-related notes	$5	$5	$46	$1,834	$1,890
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$35,634	$87,302	$150,225	$21,482	$294,643
Non-investment grade	15,070	30,255	43,969	4,233	93,527
Total	50,704	117,557	194,194	25,715	388,170
Total return swaps/options:
Investment grade	54,041	1,288	1,185	238	56,752
Non-investment grade	22,762	1,452	292	98	24,604
Total	76,803	2,740	1,477	336	81,356
Total credit derivatives	$127,507	$120,297	$195,671	$26,051	$469,526
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
Credit-related notes in the table above include investments in securities issued by CDO, CLO and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.
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

111 Bank of America

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
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2025 and 2024, the Corporation held cash and securities collateral of $119.7 billion and $105.9 billion and posted cash and securities collateral of $97.8 billion and $83.1 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At December 31, 2025, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $2.8 billion, including $1.2 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2025 and 2024, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at December 31, 2025 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at December 31, 2025

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$146	$1,057
Bank of America, N.A. and subsidiaries (1)	66	911

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$14	$131
Collateral posted	3	104
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
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for 2025, 2024 and 2023. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance. FVA losses have the opposite impact.

Valuation Adjustments Gains (Losses) on Derivatives (1)

(Dollars in millions)	2025	2024	2023
Derivative assets (CVA)	$(8)	$31	$159
Derivative assets/liabilities (FVA)	(50)	21	(33)
Derivative liabilities (DVA)	(2)	(27)	(207)
(1)At December 31, 2025, 2024 and 2023, cumulative CVA reduced the derivative assets balance by $336 million, $328 million and $359 million, cumulative FVA reduced the net derivative balance by $116 million, $66 million and $87 million and cumulative DVA reduced the derivative liabilities balance by $270 million, $272 million and $299 million, respectively.

Bank of America 112

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and HTM debt securities at December 31, 2025 and 2024.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	December 31, 2025				December 31, 2024
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$34,240	$80	$(1,179)	$33,141	$32,781	$35	$(1,614)	$31,202
Agency-collateralized mortgage obligations	19,304	27	(132)	19,199	19,519	17	(218)	19,318
Commercial	38,688	191	(385)	38,494	26,032	73	(503)	25,602
Non-agency residential (1)	273	55	(56)	272	287	50	(52)	285
Total mortgage-backed securities	92,505	353	(1,752)	91,106	78,619	175	(2,387)	76,407
U.S. Treasury and government agencies	250,065	390	(621)	249,834	235,582	150	(1,153)	234,579
Non-U.S. securities	31,765	20	(18)	31,767	22,453	20	(42)	22,431
Other taxable securities	6,328	12	(36)	6,304	4,646	2	(45)	4,603
Tax-exempt securities	7,948	15	(176)	7,787	8,628	17	(233)	8,412
Total available-for-sale debt securities	388,611	790	(2,603)	386,798	349,928	364	(3,860)	346,432
Other debt securities carried at fair value (2)	16,066	200	(89)	16,177	12,352	59	(236)	12,175
Total debt securities carried at fair value	404,677	990	(2,692)	402,975	362,280	423	(4,096)	358,607
Held-to-maturity debt securities
Agency mortgage-backed securities	395,415	—	(67,309)	328,106	430,135	—	(88,458)	341,677
U.S. Treasury and government agencies	121,242	—	(12,225)	109,017	121,696	—	(18,661)	103,035
Other taxable securities	6,028	2	(723)	5,307	6,882	1	(1,047)	5,836
Total held-to-maturity debt securities	522,685	2	(80,257)	442,430	558,713	1	(108,166)	450,548
Total debt securities (3,4)	$927,362	$992	$(82,949)	$845,405	$920,993	$424	$(112,262)	$809,155
(1)At December 31, 2025 and 2024, the underlying collateral type included approximately 27 percent and 25 percent prime and 73 percent and 75 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 20 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $153.8 billion and $184.6 billion at December 31, 2025 and 2024.
(4)The Corporation held debt securities from FNMA and FHLMC that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $246.9 billion and $158.5 billion, and a fair value of $208.0 billion and $133.6 billion at December 31, 2025, and an amortized cost of $260.9 billion and $169.0 billion, and a fair value of $209.6 billion and $136.5 billion at December 31, 2024.
At December 31, 2025, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $1.3 billion, net of the related income tax benefit of $437 million. At December 31, 2025 and 2024, nonperforming AFS debt securities held by the Corporation were not significant.
At December 31, 2025 and 2024, $863.7 billion and $871.1 billion of AFS and HTM debt securities, which were predominantly U.S. agency and U.S. Treasury securities, had a zero credit loss assumption. For the same periods, the CECL on the remaining $47.6 billion and $37.5 billion of AFS and HTM debt securities were insignificant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles.
At December 31, 2025 and 2024, the Corporation held equity securities at an aggregate fair value of $253 million and $247 million and other equity securities, as valued under the measurement alternative, at a carrying value of $479 million and $438 million, both of which are included in other assets. At December 31, 2025 and 2024, the Corporation also held money market investments at a fair value of $1.2 billion and $1.3 billion, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for 2025, 2024 and 2023 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

(Dollars in millions)	2025	2024	2023
Gross gains	$66	$20	$109
Gross losses	(86)	(49)	(514)
Net losses on sales of AFS debt securities	$(20)	$(29)	$(405)
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$(5)	$(7)	$(101)

113 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at December 31, 2025 and 2024. Substantially all of the unrealized losses relate to debt securities that have a zero credit loss assumption.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	December 31, 2025
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$1,645	$—	$18,512	$(1,179)	$20,157	$(1,179)
Agency-collateralized mortgage obligations	2,503	(5)	2,351	(127)	4,854	(132)
Commercial	8,795	(27)	5,527	(358)	14,322	(385)
Non-agency residential	—	—	154	(56)	154	(56)
Total mortgage-backed securities	12,943	(32)	26,544	(1,720)	39,487	(1,752)
U.S. Treasury and government agencies	5,398	(7)	68,763	(614)	74,161	(621)
Non-U.S. securities	10,891	(10)	2,808	(8)	13,699	(18)
Other taxable securities	979	(5)	1,356	(31)	2,335	(36)
Tax-exempt securities	415	(1)	1,730	(175)	2,145	(176)
Total AFS debt securities in a continuous unrealized loss position	$30,626	$(55)	$101,201	$(2,548)	$131,827	$(2,603)

	December 31, 2024
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$2,908	$(22)	$20,085	$(1,592)	$22,993	$(1,614)
Agency-collateralized mortgage obligations	9,597	(21)	1,493	(197)	11,090	(218)
Commercial	11,486	(57)	4,667	(446)	16,153	(503)
Non-agency residential	—	—	160	(52)	160	(52)
Total mortgage-backed securities	23,991	(100)	26,405	(2,287)	50,396	(2,387)
U.S. Treasury and government agencies	75,753	(135)	69,027	(1,018)	144,780	(1,153)
Non-U.S. securities	3,367	(26)	4,906	(16)	8,273	(42)
Other taxable securities	3,192	(5)	814	(40)	4,006	(45)
Tax-exempt securities	1,025	(20)	2,194	(213)	3,219	(233)
Total AFS debt securities in a continuous unrealized loss position	$107,328	$(286)	$103,346	$(3,574)	$210,674	$(3,860)

Bank of America 114

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at December 31, 2025 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the MBS or other ABS are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$3	3.19%	$4	4.93%	$34,233	4.60%	$34,240	4.60%
Agency-collateralized mortgage obligations	—	—	—	—	1	1.00	19,303	5.59	19,304	5.59
Commercial	187	3.03	19,413	4.14	16,980	4.38	2,121	3.81	38,701	4.22
Non-agency residential	—	—	—	—	11	22.48	537	11.67	548	11.89
Total mortgage-backed securities	187	3.03	19,416	4.14	16,996	4.39	56,194	4.98	92,793	4.69
U.S. Treasury and government agencies	38,523	4.23	201,904	3.65	12,891	3.34	32	3.97	253,350	3.72
Non-U.S. securities	25,463	2.78	4,477	2.44	6,620	4.36	7,698	3.95	44,258	3.19
Other taxable securities	850	4.56	4,655	4.54	421	3.79	402	4.42	6,328	4.48
Tax-exempt securities	604	3.03	2,875	3.21	858	2.98	3,611	3.46	7,948	3.29
Total amortized cost of debt securities carried at fair value	$65,627	3.66	$233,327	3.68	$37,786	3.99	$67,937	4.78	$404,677	3.89
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$50	2.91%	$395,365	2.11%	$395,415	2.11%
U.S. Treasury and government agencies	—	—	76,753	1.36	44,489	1.44	—	—	121,242	1.39
Other taxable securities	504	1.73	346	3.14	241	2.57	4,937	2.53	6,028	2.50
Total amortized cost of HTM debt securities	$504	1.73	$77,099	1.37	$44,780	1.45	$400,302	2.12	$522,685	1.95

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$3		$4		$33,134		$33,141
Agency-collateralized mortgage obligations	—		—		1		19,198		19,199
Commercial	185		19,411		16,951		1,955		38,502
Non-agency residential	—		—		29		491		520
Total mortgage-backed securities	185		19,414		16,985		54,778		91,362
U.S. Treasury and government agencies	38,638		201,692		12,759		30		253,119
Non-U.S. securities	25,606		4,481		6,616		7,694		44,397
Other taxable securities	847		4,652		413		395		6,307
Tax-exempt securities	603		2,862		858		3,467		7,790
Total debt securities carried at fair value	$65,879		$233,101		$37,631		$66,364		$402,975
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$48		$328,058		$328,106
U.S. Treasury and government agencies	—		69,430		39,587		—		109,017
Other taxable securities	502		338		199		4,268		5,307
Total fair value of HTM debt securities	$502		$69,768		$39,834		$332,326		$442,430
(1)The weighted-average yield is computed based on a constant effective yield over the contractual life of each security. The yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related open hedging derivatives.

115 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2025 and 2024.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2025
Consumer real estate
Residential mortgage	$1,335	$304	$774	$2,413	$233,889		$236,302
Home equity	87	33	120	240	26,583		26,823
Credit card and other consumer
Credit card	711	542	1,351	2,604	103,423		106,027
Direct/Indirect consumer (2)	324	114	109	547	113,583		114,130
Other consumer	—	—	—	—	144		144
Total consumer	2,457	993	2,354	5,804	477,622		483,426
Consumer loans accounted for under the fair value option (3)						$165	165
Total consumer loans and leases	2,457	993	2,354	5,804	477,622	165	483,591
Commercial
U.S. commercial	743	228	702	1,673	434,569		436,242
Non-U.S. commercial	78	10	59	147	154,898		155,045
Commercial real estate (4)	190	41	909	1,140	67,608		68,748
Commercial lease financing	67	17	75	159	16,082		16,241
U.S. small business commercial	228	96	211	535	21,965		22,500
Total commercial	1,306	392	1,956	3,654	695,122		698,776
Commercial loans accounted for under the fair value option (3)						3,333	3,333
Total commercial loans and leases	1,306	392	1,956	3,654	695,122	3,333	702,109
Total loans and leases (5)	$3,763	$1,385	$4,310	$9,458	$1,172,744	$3,498	$1,185,700
Percentage of outstandings	0.32%	0.12%	0.36%	0.80%	98.91%	0.29%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $179 million and nonperforming loans of $164 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $63 million and nonperforming loans of $105 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $207 million and nonperforming loans of $687 million. Consumer real estate loans current or less than 30 days past due includes $1.4 billion, and direct/indirect consumer includes $45 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $55.3 billion, U.S. securities-based lending loans of $55.0 billion and non-U.S. consumer loans of $3.0 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $58 million and home equity loans of $107 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.1 billion and non-U.S. commercial loans of $1.2 billion. For more information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $62.7 billion and non-U.S. commercial real estate loans of $6.0 billion.
(5)Total outstandings includes loans and leases pledged as collateral of $39.5 billion. The Corporation also pledged $313.7 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

Bank of America 116

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $7.2 billion and $8.0 billion at December 31, 2025 and 2024, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Nonperforming loans were $5.8 billion and $6.0 billion at December 31, 2025 and 2024. Commercial nonperforming loans were $3.2 billion and $3.3 billion at December 31, 2025 and 2024, primarily comprised of commercial real estate and
U.S. commercial. Consumer nonperforming loans were $2.6 billion at both December 31, 2025 and 2024, primarily comprised of residential mortgage.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at December 31, 2025 and 2024. Nonperforming LHFS are excluded from nonperforming loans and leases, as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles.

117 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2025	2024	2025	2024
Residential mortgage (1)	$2,008	$2,052	$207	$229
With no related allowance (2)	1,774	1,883	—	—
Home equity (1)	392	409	—	—
With no related allowance (2)	310	334	—	—
Credit Card	n/a	n/a	1,351	1,401
Direct/indirect consumer	176	186	5	1
Total consumer	2,576	2,647	1,563	1,631
U.S. commercial	1,404	1,204	302	90
Non-U.S. commercial	80	8	9	4
Commercial real estate	1,596	2,068	10	6
Commercial lease financing	97	20	33	3
U.S. small business commercial	51	28	204	197
Total commercial	3,228	3,328	558	300
Total nonperforming loans	$5,804	$5,975	$2,121	$1,931
Percentage of outstanding loans and leases	0.49%	0.55%	0.18%	0.18%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2025 and 2024 residential mortgage included $104 million and $119 million of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $103 million and $110 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at December 31, 2025.

Bank of America 118

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of December 31, 2025	2025	2024	2023	2022	2021	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$223,761	$22,998	$14,267	$12,431	$37,042	$69,829	$67,194
Greater than 90 percent but less than or equal to 100 percent	2,318	737	644	375	405	94	63
Greater than 100 percent	1,147	453	341	126	137	50	40
Fully-insured loans	9,076	157	198	167	277	2,890	5,387
Total Residential Mortgage	$236,302	$24,345	$15,450	$13,099	$37,861	$72,863	$72,684

Residential Mortgage
Refreshed FICO score
Less than 620	$3,076	$197	$242	$193	$533	$724	$1,187
Greater than or equal to 620 and less than 660	2,277	192	150	143	408	540	844
Greater than or equal to 660 and less than 740	25,065	2,488	1,854	1,507	4,253	6,668	8,295
Greater than or equal to 740	196,808	21,311	13,006	11,089	32,390	62,041	56,971
Fully-insured loans	9,076	157	198	167	277	2,890	5,387
Total Residential Mortgage	$236,302	$24,345	$15,450	$13,099	$37,861	$72,863	$72,684
Gross charge-offs for the year ended December 31, 2025	$24	$—	$4	$6	$6	$2	$6

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	December 31, 2025
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$26,686	$687	$22,909	$3,090
Greater than 90 percent but less than or equal to 100 percent	70	3	63	4
Greater than 100 percent	67	7	51	9
Total Home Equity	$26,823	$697	$23,023	$3,103

Home Equity
Refreshed FICO score
Less than 620	$701	$67	$399	$235
Greater than or equal to 620 and less than 660	595	44	375	176
Greater than or equal to 660 and less than 740	5,036	173	4,057	806
Greater than or equal to 740	20,491	413	18,192	1,886
Total Home Equity	$26,823	$697	$23,023	$3,103
Gross charge-offs for the year ended December 31, 2025	$16	$—	$10	$6
(1)Includes reverse mortgages of $457 million and home equity loans of $240 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of December 31, 2025	Revolving Loans	2025	2024	2023	2022	2021	Prior	Total Credit Card as of December 31, 2025	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,560	$8	$274	$386	$404	$306	$141	$41	$6,255	$5,872	$383
Greater than or equal to 620 and less than 660	1,251	4	352	327	266	186	85	31	5,883	5,640	243
Greater than or equal to 660 and less than 740	9,117	37	3,739	2,236	1,491	986	439	189	41,176	40,679	497
Greater than or equal to 740	43,475	49	18,136	11,534	6,744	4,107	1,865	1,040	52,713	52,632	81
Other internal credit metrics (2,3)	58,727	57,999	222	66	31	174	39	196	—	—	—
Total credit card and other consumer	$114,130	$58,097	$22,723	$14,549	$8,936	$5,759	$2,569	$1,497	$106,027	$104,823	$1,204
Gross charge-offs for the year ended December 31, 2025	$373	$6	$44	$110	$92	$64	$26	$31	$4,498	$4,338	$160
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $58.0 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at December 31, 2025.

119 Bank of America

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$424,708	$61,845	$39,127	$23,611	$26,931	$16,001	$36,627	$220,566
Reservable criticized	11,534	164	772	965	946	611	2,091	5,985
Total U.S. Commercial	$436,242	$62,009	$39,899	$24,576	$27,877	$16,612	$38,718	$226,551
Gross charge-offs for the year ended December 31, 2025	$536	$3	$13	$35	$101	$12	$34	$338

Non-U.S. Commercial
Risk ratings
Pass rated	$152,364	$25,753	$21,446	$9,613	$8,612	$9,223	$6,066	$71,651
Reservable criticized	2,681	120	117	478	311	63	114	1,478
Total Non-U.S. Commercial	$155,045	$25,873	$21,563	$10,091	$8,923	$9,286	$6,180	$73,129
Gross charge-offs for the year ended December 31, 2025	$33	$—	$—	$7	$—	$8	$—	$18

Commercial Real Estate
Risk ratings
Pass rated	$60,435	$11,693	$5,607	$4,418	$8,136	$6,175	$13,796	$10,610
Reservable criticized	8,313	5	249	366	2,294	1,986	2,874	539
Total Commercial Real Estate	$68,748	$11,698	$5,856	$4,784	$10,430	$8,161	$16,670	$11,149
Gross charge-offs for the year ended December 31, 2025	$520	$—	$—	$—	$56	$102	$360	$2

Commercial Lease Financing
Risk ratings
Pass rated	$15,770	$3,916	$3,142	$2,763	$1,847	$1,625	$2,477	$—
Reservable criticized	471	13	91	131	119	36	81	—
Total Commercial Lease Financing	$16,241	$3,929	$3,233	$2,894	$1,966	$1,661	$2,558	$—
Gross charge-offs for the year ended December 31, 2025	$8	$—	$2	$3	$2	$1	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$11,001	$2,368	$1,908	$1,657	$1,471	$1,131	$1,670	$796
Reservable criticized	559	14	100	174	95	76	92	8
Total U.S. Small Business Commercial	$11,560	$2,382	$2,008	$1,831	$1,566	$1,207	$1,762	$804
Gross charge-offs for the year ended December 31, 2025	$32	$—	$1	$2	$3	$2	$6	$18

Total	$687,836	$105,891	$72,559	$44,176	$50,762	$36,927	$65,888	$311,633
Gross charge-offs for the year ended December 31, 2025	$1,129	$3	$16	$47	$162	$125	$400	$376
(1)Excludes $3.3 billion of loans accounted for under the fair value option at December 31, 2025.
(2)Excludes U.S. Small Business Card loans of $10.9 billion. Refreshed FICO scores for this portfolio are $785 million for less than 620; $651 million for greater than or equal to 620 and less than 660; $3.6 billion for greater than or equal to 660 and less than 740; and $5.9 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $555 million.

Bank of America 120

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

121 Bank of America

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

Bank of America 122

During 2025, commercial reservable criticized utilized exposure decreased to $24.7 billion at December 31, 2025 from $26.5 billion (to 3.37 percent from 4.01 percent of total commercial reservable utilized exposure) at December 31, 2024, primarily driven by commercial real estate.
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
Trial Offer and Permanent Modifications: Trial offer for modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. Some borrowers may enter into permanent modifications without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner, but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but mostly are in the range of 1 to 20 years. Principal forgiveness and payment deferrals were insignificant during 2025 and 2024.
The table below provides the ending amortized cost of the Corporation’s modified consumer real estate loans at December 31, 2025 and 2024.

Consumer Real Estate - Modifications to Borrowers in Financial Difficulty

	Forbearance and Other Payment Plans	Permanent Modification	Total	As a % of Financing Receivables
(Dollars in millions)	Year Ended December 31, 2025
Residential Loans	$44	$157	$201	0.09%
Home Equity	—	21	21	0.08
Total	$44	$178	$222	0.08

	Year Ended December 31, 2024
Residential Loans	$46	$186	$232	0.10%
Home Equity	1	31	32	0.12
Total	$47	$217	$264	0.10
The table below presents the financial effect of modified consumer real estate loans.

Financial Effect of Modified Consumer Real Estate Loans

	Year Ended December 31
	2025	2024
Forbearance and Other Payment Plans
Weighted-average duration
Residential Mortgage	5 months	7 months
Home Equity	n/m	n/m
Permanent Modifications
Weighted-average Term Extension
Residential Mortgage	10.0 years	9.6 years
Home Equity	14.1 years	17.7 years
Weighted-average Interest Rate Reduction
Residential Mortgage	1.31%	1.25%
Home Equity	2.33%	2.61%
n/m = not meaningful
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, commitments to lend additional funds were not significant at December 31, 2025 and 2024.

123 Bank of America

The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During 2025 and 2024, defaults of residential and home equity loans that had been modified within 12 months were $110 million and
$128 million. The table below provides aging information as of December 31, 2025 and 2024 for consumer real estate loans that were modified over the last 12 months.

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	December 31, 2025
Residential mortgage	$106	$45	$50	$201
Home equity	18	2	1	21
Total	$124	$47	$51	$222

	December 31, 2024
Residential mortgage	$123	$54	$55	$232
Home equity	28	2	2	32
Total	$151	$56	$57	$264
Consumer real estate foreclosed properties totaled $58 million and $60 million at December 31, 2025 and 2024. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at December 31, 2025 and 2024, was $411 million and $464 million. During 2025 and 2024, the Corporation reclassified $51 million and $89 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months, most of which had a 60-month term at December 31, 2025. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The December 31, 2025 amortized cost of credit card and other consumer loans that were modified through these programs during 2025 was $705 million compared to $650 million in 2024. These modifications represented 0.32 percent of outstanding credit card and other consumer loans for 2025 compared to 0.31 percent for 2024. During 2025, the financial effect of modifications resulted in a weighted-average interest rate reduction of 17.77 percent compared to 18.89 percent in 2024, and principal forgiveness of $101 million compared to $113 million in 2024.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During 2025 and 2024, defaults of credit card and other consumer loans that had been modified within 12 months were insignificant. At December 31, 2025, modified credit card and other consumer loans to borrowers experiencing financial difficulty over the last 12 months totaled $705 million, of which $602 million were current, $59 million were 30-89 days past due, and $44 million were greater than 90 days past due. At December 31, 2024, modified credit card and other consumer loans to borrowers experiencing financial difficulty totaled $650 million, of which $546 million were current, $58 million were 30-89 days past due, and $46 million were greater than 90 days past due.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Corporation forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The following table provides the ending amortized cost of commercial loans modified during 2025 and 2024.

Bank of America 124

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables
(Dollars in millions)	Year Ended December 31, 2025
U.S. commercial	$1,791	$41	$—	$1,832	0.42%
Non-U.S. commercial	23	9	—	32	0.02
Commercial real estate	1,394	584	—	1,978	2.88
Total	$3,208	$634	$—	$3,842	0.58

	Year Ended December 31, 2024
U.S. commercial	$1,266	$262	$—	$1,528	0.39%
Non-U.S. commercial	27	—	—	27	0.02
Commercial real estate	1,849	444	100	2,393	3.64
Total	$3,142	$706	$100	$3,948	0.67
Term extensions granted increased the weighted-average life of the impacted loans by 1.3 years during 2025 compared to 1.7 years in 2024. The weighted-average duration of loan payments deferred under the Corporation’s commercial loan forbearance program was 1.3 years and 9 months during 2025 and 2024. The deferral period for loan payments can vary, but are mostly in the range of 8 months to 2 years. Modifications of loans to troubled borrowers for Commercial Lease Financing and U.S. Small Business Commercial were not significant during 2025.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. In 2025 and 2024, defaults of commercial loans that had been modified within 12 months were $296 million and $102 million. The table below provides aging information as of December 31, 2025 and 2024 for commercial loans that were modified over the last 12 months.

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	December 31, 2025
U.S. Commercial	$1,673	$13	$146	$1,832
Non-U.S. Commercial	32	—	—	32
Commercial Real Estate	1,403	17	558	1,978
Total	$3,108	$30	$704	$3,842

	December 31, 2024
U.S. Commercial	$1,346	$70	$112	$1,528
Non-U.S. Commercial	27	—	—	27
Commercial Real Estate	2,100	90	203	2,393
Total	$3,473	$160	$315	$3,948
For 2025 and 2024, the Corporation had commitments to lend $966 million and $1.3 billion to commercial borrowers experiencing financial difficulty whose loans were modified during the period.
Loans Held-for-sale
The Corporation had LHFS of $5.2 billion and $9.5 billion at December 31, 2025 and 2024. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $35.6 billion, $32.3 billion and $16.3 billion for 2025, 2024 and 2023. Cash used for originations and purchases of LHFS totaled $30.4 billion, $36.2 billion and $15.6 billion for 2025, 2024 and 2023. Also included were non-cash net transfers into LHFS of $79 million, $0 and $632 million during 2025, 2024 and 2023, which are not reflected in the Consolidated Statement of Cash Flows.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and LHFS was $4.2 billion and $4.3 billion at December 31, 2025 and 2024 and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During 2025, the Corporation reversed $870 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan compared to $856 million in 2024.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during 2025 and 2024, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles.
Allowance for Credit Losses
The allowance for credit losses is estimated using quantitative and qualitative methods that consider a variety of factors, such as historical loss experience, the current credit quality of the portfolio and an economic outlook over the life of the loan.

125 Bank of America

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
The December 31, 2025 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting a moderate recession, a downside scenario reflecting continued inflation, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The Corporation’s overall weighted economic outlook as of December 31, 2025 remained relatively stable as compared to the weighted economic outlook estimated as of December 31, 2024. The weighted economic outlook for the Corporation’s quantitative reserves assumes that the U.S. average unemployment rate will be approximately five percent in the fourth quarter of 2026 and will remain near this level through the fourth quarter of 2027. It also assumes U.S. real gross domestic product will grow at 1.4 percent and 1.8 percent year-over-year in the fourth quarters of 2026 and 2027.

The allowance for credit losses increased $44 million from December 31, 2024 to $14.4 billion at December 31, 2025. There were no significant changes to the qualitative reserves at December 31, 2025 compared to December 31, 2024. The change in the allowance for credit losses was comprised of a net decrease of $37 million in the allowance for loan and lease losses and an increase of $81 million in the reserve for unfunded lending commitments. The increase in the allowance for credit losses was attributed to increases in the commercial portfolio of $229 million and the consumer real estate portfolio of $128 million, partially offset by a decrease in the credit card and other consumer portfolios of $313 million.
The provision for credit losses decreased $146 million to $5.7 billion in 2025 compared to $5.8 billion in 2024 and $4.4 billion in 2023. The decline in provision for credit losses in 2025 was primarily driven by improved asset quality in credit card and commercial real estate, partially offset by loan growth. The increase in provision for credit losses in 2024 was primarily driven by credit card as well as small business loan growth, and asset quality deterioration in the commercial real estate office and credit card portfolios.
Net charge-offs decreased $400 million to $5.6 billion in 2025 compared to $6.0 billion in 2024. The decrease in net charge-offs in 2025 was driven by asset quality improvement in commercial real estate office.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $90.6 billion in 2025 primarily driven by commercial, which increased $72.0 billion due to broad-based growth.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

Bank of America 126

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	2025
Allowance for loan and lease losses, January 1	$293	$8,277	$4,670	$13,240
Loans and leases charged off	(40)	(5,127)	(1,684)	(6,851)
Recoveries of loans and leases previously charged off	82	937	201	1,220
Net charge-offs	42	(4,190)	(1,483)	(5,631)
Provision for loan and lease losses	77	3,879	1,639	5,595
Other	4	(2)	(3)	(1)
Allowance for loan and lease losses, December 31	416	7,964	4,823	13,203
Reserve for unfunded lending commitments, January 1	57	—	1,039	1,096
Provision for unfunded lending commitments	5	—	75	80
Other	—	—	1	1
Reserve for unfunded lending commitments, December 31	62	—	1,115	1,177
Allowance for credit losses, December 31	$478	$7,964	$5,938	$14,380

	2024
Allowance for loan and lease losses, January 1	$386	$8,134	$4,822	$13,342
Loans and leases charged off	(42)	(5,077)	(1,935)	(7,054)
Recoveries of loans and leases previously charged off	83	798	142	1,023
Net charge-offs	41	(4,279)	(1,793)	(6,031)
Provision for loan and lease losses	(135)	4,421	1,649	5,935
Other	1	1	(8)	(6)
Allowance for loan and lease losses, December 31	293	8,277	4,670	13,240
Reserve for unfunded lending commitments, January 1	82	—	1,127	1,209
Provision for unfunded lending commitments	(26)	—	(88)	(114)
Other	1	—	—	1
Reserve for unfunded lending commitments, December 31	57	—	1,039	1,096
Allowance for credit losses, December 31	$350	$8,277	$5,709	$14,336

	2023
Allowance for loan and lease losses, December 31	$420	$6,817	$5,445	$12,682
January 1, 2023 adoption of credit loss standard	(67)	(109)	(67)	(243)
Allowance for loan and lease losses, January 1	353	6,708	5,378	12,439
Loans and leases charged off	(103)	(3,870)	(844)	(4,817)
Recoveries of loans and leases previously charged off	146	737	135	1,018
Net charge-offs	43	(3,133)	(709)	(3,799)
Provision for loan and lease losses	(19)	4,558	186	4,725
Other	9	1	(33)	(23)
Allowance for loan and lease losses, December 31	386	8,134	4,822	13,342
Reserve for unfunded lending commitments, January 1	94	—	1,446	1,540
Provision for unfunded lending commitments	(12)	—	(319)	(331)
Reserve for unfunded lending commitments, December 31	82	—	1,127	1,209
Allowance for credit losses, December 31	$468	$8,134	$5,949	$14,551
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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2025 and 2024 in situations where the Corporation has a loan or security interest and involvement with transferred assets or if the Corporation otherwise has an additional interest in the VIE. The tables also present the Corporation’s maximum loss exposure at December 31, 2025 and 2024 resulting from its involvement with consolidated VIEs and unconsolidated VIEs. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
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

127 Bank of America

The Corporation did not provide financial support to consolidated or unconsolidated VIEs during 2025, 2024 and 2023 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $1.1 billion and $1.0 billion at December 31, 2025 and 2024.
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
The table below summarizes select information related to first-lien mortgage securitizations for 2025, 2024 and 2023.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency			Commercial Mortgage
(Dollars in millions)	2025	2024	2023	2025	2024	2023
Proceeds from loan sales (1)	$6,473	$4,459	$4,513	$11,838	$13,392	$2,132
Gains (losses) on securitizations (2)	(4)	(6)	(15)	110	164	44
Repurchases from securitization trusts (3)	57	36	33	—	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $39 million, $33 million and $49 million, net of hedges, during 2025, 2024 and 2023, respectively, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $78.7 billion and $84.1 billion at December 31, 2025 and 2024. Servicing fee and ancillary fee income on serviced loans was $215 million, $231 million and $248 million during 2025, 2024 and 2023, respectively. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $894 million and $1.0 billion at December 31, 2025 and 2024. For more information on MSRs, see Note 20 – Fair Value Measurements.
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
Mortgage and Home Equity Securitizations
The following table summarizes select information related to mortgage and home equity securitization trusts in which the Corporation held a variable interest and had continuing involvement at December 31, 2025 and 2024.

Bank of America 128

Mortgage and Home Equity Securitizations

	Residential Mortgage
			Non-agency
	Agency		Prime and Alt-A		Subprime		Home Equity (1)		Commercial Mortgage
	December 31
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Unconsolidated VIEs
Maximum loss exposure (2)	$6,869	$7,353	$11	$84	$495	$301	$—	$—	$1,770	$1,640
On-balance sheet assets
Senior securities:
Trading account assets	$218	$126	$9	$10	$6	$12	$—	$—	$535	$328
Debt securities carried at fair value	2,050	2,222	—	—	407	416	—	—	—	—
Held-to-maturity securities	4,601	5,005	—	—	—	—	—	—	1,075	1,172
All other assets	—	—	2	3	17	23	—	—	24	41
Total retained positions	$6,869	$7,353	$11	$13	$430	$451	$—	$—	$1,634	$1,541
Principal balance outstanding (3)	$65,290	$69,018	$11,242	$12,590	$3,775	$4,180	$154	$187	$91,802	$90,222

Consolidated VIEs
Maximum loss exposure (2)	$939	$1,132	$—	$—	$30	$—	$8	$10	$—	$—
On-balance sheet assets
Trading account assets	$939	$1,132	$—	$—	$245	$—	$—	$—	$—	$—
Loans and leases	—	—	—	—	—	—	15	22	—	—
Allowance for loan and lease losses	—	—	—	—	—	—	5	6	—	—
All other assets	—	—	—	—	—	—	1	1	—	—
Total assets	$939	$1,132	$—	$—	$245	$—	$21	$29	$—	$—
Total liabilities	$—	$—	$—	$—	$215	$—	$13	$19	$—	$—
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
Other Asset-backed Securitizations
The following paragraphs summarize select information related to other asset-backed VIEs in which the Corporation had a variable interest at December 31, 2025 and 2024.
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
At December 31, 2025 and 2024, the carrying values of the receivables in the trusts totaled $17.1 billion and $18.1 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $6.4 billion and $8.0 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $32.4 billion, $23.9 billion and $8.6 billion of securities during 2025, 2024 and 2023, respectively. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. Securities received from the resecuritization VIEs were recognized at their fair value of $4.5 billion, $3.6 billion and $2.4 billion during 2025, 2024 and 2023, respectively. In 2025, 2024 and 2023, substantially all of the securities were classified as trading account assets. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
During 2025, 2024 and 2023, the Corporation deconsolidated resecuritization trusts with total assets of $580 million, $1.1 billion and $685 million.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $1.7 billion and $1.1 billion at December 31, 2025 and 2024, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.

129 Bank of America

The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.0 billion and $1.8 billion at December 31, 2025 and 2024. The weighted-average remaining life of bonds held in the trusts at December 31, 2025 was 9.7 years. There were no significant write-downs or downgrades of assets or issuers during 2025, 2024 and 2023.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $60 million and $65 million at December 31, 2025 and 2024.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At
December 31, 2025 and 2024, the Corporation’s consolidated investment VIEs had total assets of $58 million and $6 million. The Corporation also held investments in unconsolidated VIEs with total assets of $30.0 billion and $23.0 billion at December 31, 2025 and 2024. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.8 billion and $2.5 billion at December 31, 2025 and 2024 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $850 million and $1.0 billion at December 31, 2025 and 2024. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
The table below summarizes the maximum loss exposure and assets held by the Corporation that related to other asset-backed VIEs at December 31, 2025 and 2024.

Other Asset-backed VIEs

	Credit Card and Automobile (1)		Resecuritization Trusts and Customer VIEs		Municipal Bond Trusts and CDOs		Investment VIEs and Leveraged Lease Trusts
	December 31
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Unconsolidated VIEs
Maximum loss exposure	$—	$—	$5,183	$5,300	$3,107	$1,839	$3,955	$2,454
On-balance sheet assets
Securities (2):
Trading account assets	$—	$—	$1,223	$1,641	$12	$16	$152	$354
Debt securities carried at fair value	—	—	745	809	—	—	—	—
Held-to-maturity securities	—	—	1,747	1,983	—	—	—	—
Loans and leases	—	—	—	—	—	—	1,257	70
Allowance for loan and lease losses	—	—	—	—	—	—	(2)	(2)
All other assets	—	—	1,468	868	5	6	2,022	1,522
Total retained positions	$—	$—	$5,183	$5,301	$17	$22	$3,429	$1,944
Total assets of VIEs	$—	$—	$31,798	$24,216	$8,065	$6,474	$30,016	$22,965

Consolidated VIEs
Maximum loss exposure	$9,995	$9,385	$196	$583	$5,975	$3,519	$844	$1,012
On-balance sheet assets
Trading account assets	$—	$—	$394	$1,002	$5,506	$3,436	$55	$5
Debt securities carried at fair value	—	—	—	—	469	83	—	—
Loans and leases	17,066	18,110	—	—	—	—	794	1,012
Allowance for loan and lease losses	(875)	(924)	—	—	—	—	(1)	(1)
All other assets	197	195	40	39	—	—	2	1
Total assets	$16,388	$17,381	$434	$1,041	$5,975	$3,519	$850	$1,017
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$5,779	$3,329	$—	$—
Long-term debt	6,375	7,975	238	458	—	—	6	5
All other liabilities	18	21	—	—	—	—	—	—
Total liabilities	$6,393	$7,996	$238	$458	$5,779	$3,329	$6	$5
(1)At December 31, 2025 and 2024 loans and leases in the consolidated credit card trust included $5.4 billion and $4.5 billion of seller’s interest.
(2)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

Bank of America 130

Tax Credit VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax credit VIEs were $86.5 billion and $85.7 billion as of December 31, 2025 and 2024. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments.
The Corporation has investments in affordable housing, renewable energy and certain other projects that have a carrying value of $24.4 billion and $26.0 billion at December 31, 2025 and 2024, which includes unfunded capital contributions of $8.1 billion and $8.9 billion that are probable to be paid.
For the investments that qualify, the Corporation has elected to account for its equity investments in affordable housing, renewable wind energy and certain other projects under the proportional amortization method. The investments that do not qualify are accounted for under the equity method. During 2025, 2024 and 2023, the Corporation recognized income tax credits and other tax benefits related to these investments of $4.6 billion, $4.7 billion and $4.6 billion. For investments accounted for under the proportional amortization method, the Corporation recognized investment amortization of $3.3 billion, $3.5 billion and $3.4 billion in income tax expense during 2025, 2024 and 2023, and additional gains, losses and other returns totaling $133 million, $171 million and $171 million in other income for the same periods. The Corporation also has equity investments in solar renewable energy projects that are accounted for under either the equity method or at fair value when the Corporation has elected to account for the investment at fair value. These investments totaled $1.0 billion and $1.1 billion at December 31, 2025 and 2024. The Corporation’s unfunded commitments that are not included in the carrying value of its tax-related equity investment VIEs totaled $2.6 billion and $2.7 billion at December 31, 2025 and 2024, which are contingent on various conditions precedent to funding over the next 10 years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. For investments accounted for under the proportional amortization method, there were no significant modifications or events that resulted in a change in the nature of those investments or in the relationship with the underlying project. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities.
The table below summarizes select information related to unconsolidated tax credit VIEs in which the Corporation held a variable interest at December 31, 2025 and 2024.

Unconsolidated Tax Credit VIEs
	December 31
(Dollars in millions)	2025	2024
Maximum loss exposure	$25,435	$27,252
On-balance sheet assets
All other assets	25,435	27,252
Total	$25,435	$27,252
On-balance sheet liabilities
All other liabilities	7,008	7,510
Total	$7,008	$7,510
Total assets of VIEs	$86,476	$85,654
NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at December 31, 2025 and 2024. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

	December 31
(Dollars in millions)	2025	2024
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total goodwill	$69,021	$69,021

131 Bank of America

During 2025, the Corporation completed its annual goodwill impairment test as of June 30, 2025 by using a quantitative assessment for the Consumer Banking reporting unit and a qualitative assessment for the remaining six reporting units. Based on the assessments, the Corporation concluded that none of its reporting units are at risk of impairment, as each of the reporting units’ fair values are substantially in excess of their carrying values. For more information regarding the nature of and accounting for the Corporation’s annual goodwill impairment testing, see Note 1 – Summary of Significant Accounting Principles.
Intangible Assets
At December 31, 2025 and 2024, the net carrying value of intangible assets was $1.8 billion and $2.0 billion. At December 31, 2025 and 2024, intangible assets included $1.5 billion and $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $78 million for 2025, 2024 and 2023.
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

The table below presents the net investment in sales-type and direct financing leases at December 31, 2025 and 2024.

Net Investment (1)

	December 31
(Dollars in millions)	2025	2024
Lease receivables	$19,198	$18,559
Unguaranteed residuals	3,520	2,543
Total net investment in sales-type and direct financing leases	$22,718	$21,102
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $9.4 billion and $8.0 billion at December 31, 2025 and 2024.
The table below presents lease income for 2025, 2024 and 2023.

Lease Income
(Dollars in millions)	2025	2024	2023
Sales-type and direct financing leases	$1,245	$1,082	$788
Operating leases	942	931	945
Total lease income	$2,187	$2,013	$1,733
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

Bank of America 132

The table below provides information on the right-of-use assets, lease liabilities and weighted-average discount rates and lease terms December 31, 2025 and 2024.

Supplemental Information for Lessee Arrangements

	December 31
(Dollars in millions)	2025	2024
Right-of-use assets	$8,395	$8,527
Lease liabilities	9,086	9,135
Weighted-average discount rate used to calculate present value of future minimum lease payments	4.29%	3.93%
Weighted-average lease term (in years)	8.1	8.0
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$222	$603

	2025	2024	2023
Operating cash flows from operating leases (2)	$1,896	$1,972	$1,975

Lease Cost and Supplemental Information:
Operating lease cost	$1,945	$1,971	$1,981
Variable lease cost (3)	561	471	460
Total lease cost (4)	$2,506	$2,442	$2,441
(1)Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statement of Cash Flows.
(2)Represents cash paid for amounts included in the measurements of lease liabilities.
(3)Primarily consists of payments for common area maintenance and property taxes.
(4)Amounts are recorded in occupancy and equipment expense in the Consolidated Statement of Income.

Maturity Analysis
The maturities of lessor and lessee arrangements outstanding at December 31, 2025 are presented in the table below based on undiscounted cash flows.

Maturities of Lessor and Lessee Arrangements

	Lessor		Lessee (1)
	Operating Leases	Sales-type and Direct Financing Leases (2)	Operating Leases
(Dollars in millions)	December 31, 2025
2026	$593	$7,083	$1,739
2027	512	5,805	1,611
2028	425	5,015	1,371
2029	303	2,024	1,073
2030	203	2,167	891
Thereafter	216	2,423	3,709
Total undiscounted cash flows	$2,252	24,517	10,394
Less: Net present value adjustment		5,319	1,308
Total (3)		$19,198	$9,086
(1)Excludes $594 million in commitments under lessee arrangements that have not yet commenced with lease terms that will begin in 2026.
(2)Includes $11.9 billion in commercial lease financing receivables and $7.3 billion in direct/indirect consumer lease financing receivables.
(3)Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.
NOTE 9 Deposits
The table below presents total deposits at December 31, 2025 and 2024.

Noninterest-bearing and Interest-bearing Deposits

	December 31
(Dollars in millions)	2025	2024
Noninterest-bearing deposits	$532,050	$523,858
Interest-bearing deposits	1,486,679	1,441,609
Total deposits	$2,018,729	$1,965,467
The scheduled contractual maturities for total time deposits at December 31, 2025 are presented in the table below.

Contractual Maturities of Total Time Deposits

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2026	$191,872	$12,508	$204,380
Due in 2027	3,942	73	4,015
Due in 2028	173	25	198
Due in 2029	90	10	100
Due in 2030	96	3,666	3,762
Thereafter	76	9	85
Total time deposits	$196,249	$16,291	$212,540
At December 31, 2025 and 2024, the Corporation had aggregate U.S. time deposits of $129.3 billion and $138.1 billion and non-U.S. time deposits of $16.2 billion and $13.0 billion, respectively, in denominations that met or exceeded insurance limits.

133 Bank of America

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
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at December 31, 2025 and 2024. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	December 31, 2025
Securities borrowed or purchased under agreements to resell (3)	$935,784	$(619,206)	$316,578	$(285,569)	$31,009
Securities loaned or sold under agreements to repurchase	$963,924	$(619,208)	$344,716	$(332,592)	$12,124
Other (4)	5,290	—	5,290	(5,290)	—
Total	$969,214	$(619,208)	$350,006	$(337,882)	$12,124

	December 31, 2024
Securities borrowed or purchased under agreements to resell (3)	$758,071	$(483,362)	$274,709	$(250,040)	$24,669
Securities loaned or sold under agreements to repurchase	$815,120	$(483,362)	$331,758	$(317,974)	$13,784
Other (4)	10,531	—	10,531	(10,531)	—
Total	$825,651	$(483,362)	$342,289	$(328,505)	$13,784
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
(3)Excludes repurchase activity of $19.6 billion and $12.3 billion reported in loans and leases on the Consolidated Balance Sheet for December 31, 2025 and 2024.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	December 31, 2025
Securities sold under agreements to repurchase	$349,168	$314,290	$96,642	$74,081	$834,181
Securities loaned	118,550	5	1,019	10,169	129,743
Other	5,290	—	—	—	5,290
Total	$473,008	$314,295	$97,661	$84,250	$969,214

	December 31, 2024
Securities sold under agreements to repurchase	$305,577	$252,526	$87,978	$70,148	$716,229
Securities loaned	88,256	364	842	9,429	98,891
Other	10,531	—	—	—	10,531
Total	$404,364	$252,890	$88,820	$79,577	$825,651
(1)No agreements have maturities greater than four years.

Bank of America 134

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	December 31, 2025
U.S. government and agency securities	$453,619	$778	$188	$454,585
Corporate securities, trading loans and other	28,321	764	1	29,086
Equity securities	25,503	128,190	5,101	158,794
Non-U.S. sovereign debt	318,194	11	—	318,205
Mortgage trading loans and ABS	8,544	—	—	8,544
Total	$834,181	$129,743	$5,290	$969,214

	December 31, 2024
U.S. government and agency securities	$416,241	$130	$10	$416,381
Corporate securities, trading loans and other	29,483	1,517	3	31,003
Equity securities	30,106	97,240	10,518	137,864
Non-U.S. sovereign debt	232,521	4	—	232,525
Mortgage trading loans and ABS	7,878	—	—	7,878
Total	$716,229	$98,891	$10,531	$825,651
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
Short-term Borrowings
The Corporation classifies borrowings with an original maturity of less than one year as short-term borrowings on the Consolidated Balance Sheet. At December 31, 2025 and 2024, the majority of short-term borrowings consisted of Federal Home Loan Bank advances, which totaled $7.9 billion and $12.7 billion, and commercial paper, which totaled $20.4 billion and $24.2 billion.
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At December 31, 2025 and 2024, the fair value of this collateral was $1.1 trillion and $925.7 billion, of which $1.0 trillion and $882.2 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell.
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
Restricted Cash
At December 31, 2025 and 2024, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $6.5 billion and $6.1 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.

135 Bank of America

NOTE 11 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2025 and 2024, and the related contractual rates and maturity dates as of December 31, 2025.

	Weighted-average Rate			December 31
(Dollars in millions)		Interest Rates	Maturity Dates	2025	2024
Notes issued by Bank of America Corporation (1)
Senior notes:
Fixed	3.65%	0.42 - 8.05%	2026 - 2052	$176,097	$171,603
Floating	3.47	0.10 - 8.85	2027 - 2075	11,471	8,736
Senior structured notes				20,369	17,498
Subordinated notes:
Fixed	5.46	2.94 - 8.13	2026 - 2045	20,802	23,539
Floating	3.38	2.48 - 4.74	2026 - 2037	4,626	4,549
Junior subordinated notes:
Fixed	6.71	6.45 - 8.05	2027 - 2066	750	749
Floating	5.65	5.65	2056	1	1
Total notes issued by Bank of America Corporation				234,116	226,675
Notes issued by Bank of America, N.A.
Senior notes:
Fixed	4.79	3.82 - 5.82	2026 - 2028	5,695	5,611
Floating	4.25	4.07 - 5.59	2026 - 2028	11,177	5,851
Subordinated notes	6.00	6.00	2036	1,403	1,401
Advances from Federal Home Loan Banks:
Fixed	4.79	0.01 - 7.42	2026 - 2034	54	1,015
Floating	3.92	3.83 - 3.98	2026	4,121	400
Securitizations and other BANA VIEs (2)				6,442	8,048
Other				600	495
Total notes issued by Bank of America, N.A.				29,492	22,821
Other debt
Structured liabilities (3)				53,803	33,374
Nonbank VIEs (2)				405	409
Total notes issued by nonbank and other entities				54,208	33,783
Total long-term debt				$317,816	$283,279
(1)Includes total loss-absorbing capacity compliant debt.
(2)Represents liabilities of consolidated VIEs included in total long-term debt on the Consolidated Balance Sheet. Long-term debt of VIEs is collateralized by the assets of the VIEs. At December 31, 2025, amount includes debt from credit card and automobile securitizations of $6.4 billion and other VIEs of $472 million. For more information, see Note 6 – Securitizations and Other Variable Interest Entities.
(3)Includes debt outstanding of $19.2 billion and $11.7 billion at December 31, 2025 and 2024 that was issued by BofA Finance LLC, a consolidated finance subsidiary of Bank of America Corporation, the parent company, and is fully and unconditionally guaranteed by the parent company.

During 2025, the Corporation issued $98.1 billion of long-term debt consisting of $36.5 billion of notes issued by Bank of America Corporation, $26.3 billion of notes issued by Bank of America, N.A. and $35.3 billion of other debt. During 2024, the Corporation issued $54.8 billion of long-term debt consisting of $17.8 billion of notes issued by Bank of America Corporation, $15.6 billion of notes issued by Bank of America, N.A. and $21.4 billion of other debt.
During 2025, the Corporation had total long-term debt maturities and redemptions in the aggregate of $74.6 billion consisting of $38.8 billion for Bank of America Corporation, $18.6 billion for Bank of America, N.A. and $17.2 billion of other debt. During 2024, the Corporation had total long-term debt maturities and redemptions in the aggregate of $66.6 billion consisting of $36.4 billion for Bank of America Corporation, $16.8 billion for Bank of America, N.A. and $13.4 billion of other debt.
Bank of America Corporation and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2025 and 2024, the amount of foreign currency-denominated debt translated into U.S. dollars included in total long-term debt was $57.5 billion and $43.8 billion. Foreign currency contracts may be used to convert certain foreign currency-denominated debt into U.S. dollars.
The weighted-average effective interest rates for total long-term debt (excluding senior structured notes), total fixed-rate debt and total floating-rate debt were 3.90 percent, 3.91 percent and 3.81 percent, respectively, at December 31, 2025, and 3.80 percent, 3.71 percent and 4.45 percent, respectively, at December 31, 2024. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not have a significantly adverse effect on earnings and capital. The weighted-average rates are the contractual interest rates on the debt and do not reflect the impacts of derivative transactions.
The following table shows the carrying value for aggregate annual contractual maturities of long-term debt as of December 31, 2025. Included in the table are certain structured notes issued by the Corporation that contain provisions whereby the borrowings are redeemable at the option of the holder (put options) at specified dates prior to maturity. Other structured notes have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or

Bank of America 136

commodities, and the maturity may be accelerated based on the value of a referenced index or security. In both cases, the Corporation or a subsidiary may be required to settle the obligation for cash or other securities prior to the contractual maturity date. These borrowings are reflected in the table as maturing at their contractual maturity date.

Long-term Debt by Maturity

(Dollars in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Bank of America Corporation
Senior notes	$2,907	$24,335	$30,504	$26,971	$8,469	$94,383	$187,569
Senior structured notes	2,372	1,119	455	723	1,389	14,311	20,369
Subordinated notes	4,893	2,036	893	—	—	17,606	25,428
Junior subordinated notes	—	193	—	—	—	557	750
Total Bank of America Corporation	10,172	27,683	31,852	27,694	9,858	126,857	234,116
Bank of America, N.A.
Senior notes	12,955	3,250	667	—	—	—	16,872
Subordinated notes	—	—	—	—	—	1,403	1,403
Advances from Federal Home Loan Banks	4,128	3	7	2	5	30	4,175
Securitizations and other Bank VIEs (1)	2,499	1,480	1,794	481	88	100	6,442
Other	80	113	52	268	79	8	600
Total Bank of America, N.A.	19,662	4,846	2,520	751	172	1,541	29,492
Other debt
Structured Liabilities	11,879	8,696	6,153	2,999	5,647	18,429	53,803
Nonbank VIEs (1)	—	—	—	—	3	402	405
Total other debt	11,879	8,696	6,153	2,999	5,650	18,831	54,208
Total long-term debt	$41,713	$41,225	$40,525	$31,444	$15,680	$147,229	$317,816
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.4 billion at December 31, 2025 and 2024. The carrying value of the Corporation’s credit extension commitments at December 31, 2025 and 2024, excluding commitments accounted for under the fair value option, was $1.2 billion and $1.1 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $2.4 billion and $2.2 billion at December 31, 2025 and 2024 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $67 million and $144 million at December 31, 2025 and 2024, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 21 – Fair Value Option.

137 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	December 31, 2025
Notional amount of credit extension commitments
Loan commitments (1)	$139,725	$224,524	$244,340	$24,587	$633,176
Home equity lines of credit	4,247	9,808	7,240	21,787	43,082
Standby letters of credit and financial guarantees (2)	24,086	9,626	4,018	386	38,116
Letters of credit	639	46	19	44	748
Other commitments (3)	15	57	54	1,002	1,128
Legally binding commitments	168,712	244,061	255,671	47,806	716,250
Credit card lines (4)	476,926	—	—	—	476,926
Total credit extension commitments	$645,638	$244,061	$255,671	$47,806	$1,193,176

	December 31, 2024
Notional amount of credit extension commitments
Loan commitments (1)	$123,520	$227,539	$191,469	$19,011	$561,539
Home equity lines of credit	3,518	10,570	8,920	21,272	44,280
Standby letters of credit and financial guarantees (2)	25,080	8,006	2,589	370	36,045
Letters of credit	781	142	8	19	950
Other commitments (3)	5	52	88	1,028	1,173
Legally binding commitments	152,904	246,309	203,074	41,700	643,987
Credit card lines (4)	456,185	—	—	—	456,185
Total credit extension commitments	$609,089	$246,309	$203,074	$41,700	$1,100,172
(1)     At December 31, 2025 and 2024, $3.4 billion and $4.4 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $26.8 billion and $10.4 billion at December 31, 2025, and $25.0 billion and $10.1 billion at December 31, 2024. Amounts in the table include consumer SBLCs of $987 million and $1.0 billion at December 31, 2025 and 2024.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At December 31, 2025 and 2024, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $700 million and $242 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans, net of amounts sold, of $558 million and $768 million, which upon settlement will be included in trading account assets.
At December 31, 2025 and 2024, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $149.0 billion and $109.8 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $108.9 billion and $87.1 billion. A significant portion of these commitments will expire within the next 12 months.
At both December 31, 2025 and 2024, the Corporation had a commitment to originate or purchase up to $4.0 billion, on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2030 and can be terminated with 12 months prior notice.
At December 31, 2025 and 2024, the Corporation had debt and equity security commitments totaling $884 million and $787 million.
As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. At both December 31, 2025 and 2024, the Corporation had paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At December 31, 2025 and 2024, these guarantees, which are accounted for as derivatives, had a notional amount of $2.4 billion and $3.3 billion and an insignificant fair value. At December 31, 2025 and 2024, the Corporation’s maximum exposure related to these guarantees totaled $377 million and $506 million, with an estimated maturity in 2034.
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

Bank of America 138

Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $194 billion, is an estimate of the Corporation’s maximum potential exposure as of December 31, 2025. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses, and the losses incurred related to the merchant processing activity were not significant.
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
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $339.1 billion and $191.9 billion at December 31, 2025 and 2024.
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
The notional amount of unresolved repurchase claims at both December 31, 2025 and 2024 was $2.1 billion. These balances included $837 million at both December 31, 2025 and 2024 of claims related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities or will otherwise realize the benefit of any repurchase claims paid.
During 2025, the Corporation received $39 million in new repurchase claims that were not time-barred. During 2025, $37 million in claims were resolved.

139 Bank of America

Reserve and Related Provision
The reserve for representations and warranties obligations and corporate guarantees was $184 million at both December 31, 2025 and 2024 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. At December 31, 2025, the estimated range of possible loss in excess of the accrued representations and warranties reserve was not significant. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity.
Other Contingencies
In 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to impose a special assessment to recover certain estimated losses to the Deposit Insurance Fund (DIF) arising from the closures of Silicon Valley Bank and Signature Bank. The estimated losses will be recovered through quarterly special assessments collected from certain insured depository institutions, including the Corporation, and collection began during the three months ended June 30, 2024. At December 31, 2025 and 2024, the Corporation’s accrual for its estimated share of the FDIC special assessment was $244 million and $1.7 billion. The decrease in the Corporation’s accrual as of December 31, 2025 reflects quarterly assessments paid during 2025, as well as a $323 million reduction in the Corporation’s estimated share of the FDIC special assessment during the second half of 2025. The final quarterly special assessment payment is scheduled for the first quarter of 2026. The FDIC retains the authority to impose a one‑time supplemental assessment should actual losses to the DIF exceed the total amount collected, or provide an offset against regular deposit insurance assessments if collections exceed actual losses to the DIF. The Corporation would recognize any such adjustment in the period in which the underlying determination is made.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $422 million, $266 million and $519 million was recognized in 2025, 2024 and 2023.
For any matter disclosed in this Note for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability), the Corporation’s estimated range of possible loss is $0 to $0.5 billion in excess of the accrued liability, if any, as of December 31, 2025.
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
Deposit Insurance Assessment
In 2017, the FDIC filed suit against BANA in the U.S. District Court for the District of Columbia (DC District Court) alleging that BANA underpaid assessments to the DIF in the 2012-2014 time frame and asserting claims under the Federal Deposit Insurance Act and for unjust enrichment. The FDIC Enforcement Section has also conducted a parallel investigation related to the same alleged underpayments. On March 31, 2025, the DC District Court granted the FDIC’s motion for summary judgment

Bank of America 140

in the amount of $540 million plus interest, related to assessments to the DIF. At the same time, the DC District Court granted BANA’s motion for summary judgment, finding that the FDIC is not entitled to recover with respect to assessments to the DIF totaling $583 million. The DC District Court denied the other claims and counterclaims in the case. On July 3, 2025, BANA paid the FDIC a total of $657 million which reflects the judgment and BANA’s calculation of interest, which had been previously accrued by the Corporation. The FDIC seeks an additional payment of approximately $255 million and additional interest that continues to accrue based on the FDIC’s methodology for calculating interest, which BANA disputes. Pending the DC District Court’s resolution, BANA has pledged security satisfactory to the FDIC with respect to the disputed amount of interest.
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
LIBOR
Beginning in 2011, multiple class actions were filed against the Corporation, BANA and certain Merrill Lynch entities, as well as other banks on the U.S. Dollar LIBOR panel. These actions alleged that defendants manipulated LIBOR during the financial crisis and asserted a variety of antitrust and other claims and sought monetary and injunctive relief. The relevant cases were consolidated in the U.S. District Court for the Southern District of New York (NY District Court) and on September 25, 2025, the NY District Court granted Defendants’ motion for summary judgment and dismissed all remaining claims against the Corporation, BANA, the Merrill Lynch entities and all other defendant banks. Plaintiffs have appealed to the U.S. Court of Appeals for the Second Circuit.
Unemployment Insurance Prepaid Cards
Beginning in January 2021, BANA was named as a defendant in putative class action and mass action lawsuits related to its administration of prepaid debit cards to distribute unemployment and other state benefits, including for the State of California, which was the largest program administered by BANA as measured by total benefits and number of participants. The California lawsuits have been consolidated into a multidistrict litigation in the U.S. District Court for the Southern District of California where plaintiffs assert claims for violations of the Electronic Fund Transfer Act, state statutory and common law claims and due process, and seek monetary damages and injunctive relief based on allegations that BANA failed to properly investigate and remediate cardholder claims of fraudulent transactions and to prevent fraud, among other allegations.
On June 16, 2025, the U.S. District Court for the Southern District of California (CA District Court) issued an order certifying classes of certain individuals who received California unemployment benefits via BANA prepaid debit cards. On October 17, 2025, BANA filed a motion for partial summary judgment. The motion remains pending.

141 Bank of America

NOTE 13 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 3, 2026	March 6, 2026	March 27, 2026	$0.28
October 23, 2025	December 5, 2025	December 26,2025	0.28
July 23, 2025	September 5, 2025	September 26, 2025	0.28
April 23, 2025	June 6, 2025	June 27, 2025	0.26
January 29, 2025	March 7, 2025	March 28, 2025	0.26
(1) In 2025, and through February 25, 2026.
The cash dividends paid per share of common stock were $1.08, $1.00 and $0.92 for 2025, 2024 and 2023, respectively.
The table below summarizes common stock repurchases during 2025, 2024 and 2023.

Common Stock Repurchase Summary

(in millions)	2025	2024	2023
Total share repurchases, including CCAR capital plan repurchases	452	332	147

Purchase price of shares repurchased and retired (1)	$21,433	$13,104	$4,576
(1)Consists of repurchases pursuant to the Corporation’s CCAR capital plans and includes excise taxes.
During 2025, in connection with employee stock plans, the Corporation issued 86 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 33 million shares of common stock. At December 31, 2025, the Corporation had reserved 586 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
Preferred Stock
The cash dividends declared on preferred stock were $1.4 billion in 2025 and $1.6 billion in both 2024 and 2023.
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
During 2025, the Corporation fully redeemed Series MM and Series AA Preferred Stock at their liquidation preference values for a total of $2.7 billion.
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
The following table presents a summary of perpetual preferred stock outstanding at December 31, 2025.

Bank of America 142

Preferred Stock Summary
(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value	Per Annum Dividend Rate	Dividend per Share (in dollars)(1)	Annual Dividend	Redemption Period (2)
Series B	7.000% Cumulative Redeemable	June 1997	7,065	$100	$1	7.00%	$7	$—	n/a
Series E (3)	Floating Rate Non-Cumulative	November 2006	12,317	25,000	308	3-mo. CME Term SOFR + 61.161 bps (4)(5)	1.26	15	On or after November 15, 2011
Series F	Floating Rate Non-Cumulative	March 2012	1,409	100,000	141	3-mo. CME Term SOFR + 66.161 bps (4)(5)	4,983.42	7	On or after March 15, 2012
Series G	Adjustable Rate Non-Cumulative	March 2012	4,925	100,000	492	3-mo. CME Term SOFR + 66.161 bps (4)(5)	4,983.42	25	On or after March 15, 2012
Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,080,182	1,000	3,080	7.25%	72.50	223	n/a
Series DD (6)(7)	Fixed-to-Floating Rate Non-Cumulative	March 2016	40,000	25,000	1,000	6.300% to, but excluding, 3/10/26; 3-mo. CME Term SOFR +481.461 bps thereafter (5)	63.00	63	On or after March 10, 2026
Series FF (6)	Fixed-to-Floating Rate Non-Cumulative	March 2018	90,833	25,000	2,271	5.875% to, but excluding, 3/15/28; 3-mo. CME Term SOFR +319.261 bps thereafter (5)	58.75	133	On or after March 15, 2028
Series GG (3)	6.000% Non-Cumulative	May 2018	54,000	25,000	1,350	6.000%	1.50	81	On or after May 16, 2023
Series HH (3)	5.875% Non-Cumulative	July 2018	34,049	25,000	851	5.875%	1.47	50	On or after July 24, 2023
Series KK (3)	5.375% Non-Cumulative	June 2019	55,273	25,000	1,382	5.375%	1.34	74	On or after June 25, 2024
Series LL (3)	5.000% Non-Cumulative	September 2019	52,045	25,000	1,301	5.000%	1.25	65	On or after September 17, 2024
Series NN (3)	4.375% Non-Cumulative	October 2020	42,993	25,000	1,075	4.375%	1.09	47	On or after November 3, 2025
Series OO (8)	6.625% Fixed-Rate Reset Non-Cumulative	April 2025	120,000	25,000	3,000	6.625% to, but excluding, 5/1/30; 5-yr U.S. Treasury Rate + 268.4 bps thereafter	50.06	150	On or after May 1, 2030
Series PP (3)	4.125% Non-Cumulative	January 2021	36,500	25,000	912	4.125%	1.03	38	On or after February 2, 2026
Series QQ (3)	4.250% Non-Cumulative	October 2021	51,879	25,000	1,297	4.250%	1.06	55	On or after November 17, 2026
Series RR (8)	4.375% Fixed-Rate Reset Non-Cumulative	January 2022	66,738	25,000	1,668	4.375% to, but excluding 1/27/27; 5-yr U.S. Treasury Rate + 276 bps thereafter	43.75	73	On or after January 27, 2027
Series SS (3)	4.750% Non-Cumulative	January 2022	27,463	25,000	687	4.750%	1.19	33	On or after February 17, 2027
Series TT (8)	6.125% Fixed-Rate Reset Non-Cumulative	April 2022	80,000	25,000	2,000	6.125% to, but excluding, 4/27/27; 5-yr U.S. Treasury Rate + 323.1 bps thereafter	61.25	122	On or after April 27, 2027
Series UU (8)	6.250% Fixed-Rate Reset Non-Cumulative	July 2025	100,000	25,000	2,500	6.250% to, but excluding, 7/26/30; 5-yr U.S. Treasury Rate + 235.1 bps thereafter	31.60	79	On or after July 26, 2030
Series 1 (9)	Floating Rate Non-Cumulative	November 2004	3,185	30,000	96	3-mo. CME Term SOFR + 101.161 bps (5)(10)	1.34	5	On or after November 28, 2009
Series 2 (9)	Floating Rate Non-Cumulative	March 2005	9,967	30,000	299	3-mo. CME Term SOFR + 91.161 bps (5)(10)	1.33	16	On or after November 28, 2009
Series 4 (9)	Floating Rate Non-Cumulative	November 2005	7,010	30,000	210	3-mo. CME Term SOFR + 101.161 bps (4)(5)	1.36	11	On or after November 28, 2010
Series 5 (9)	Floating Rate Non-Cumulative	March 2007	13,331	30,000	400	3-mo. CME Term SOFR + 76.161 bps (4)(5)	1.29	21	On or after May 21, 2012
Issuance costs and certain adjustments					(329)
Total			3,991,164		$25,992
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
(7)Notice of redemption was sent on February 5, 2026, with redemption to occur on March 10, 2026.
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
n/a = not applicable

143 Bank of America

NOTE 14 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for 2025, 2024 and 2023.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2022	$(2,983)	$(881)	$(11,935)	$(4,309)	$(1,048)	$(21,156)
Net change	573	(686)	3,919	(439)	1	3,368
Balance, December 31, 2023	$(2,410)	$(1,567)	$(8,016)	$(4,748)	$(1,047)	$(17,788)
Net change	158	(127)	2,428	131	(87)	2,503
Balance, December 31, 2024	$(2,252)	$(1,694)	$(5,588)	$(4,617)	$(1,134)	$(15,285)
Net change	1,156	(329)	3,590	319	23	4,759
Balance, December 31, 2025	$(1,096)	$(2,023)	$(1,998)	$(4,298)	$(1,111)	$(10,526)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for 2025, 2024 and 2023.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
(Dollars in millions)	2025			2024			2023
Debt securities:
Net increase (decrease) in fair value	$1,535	$(394)	$1,141	$185	$(49)	$136	$348	$(79)	$269
Net realized (gains) losses reclassified into earnings (1)	20	(5)	15	29	(7)	22	405	(101)	304
Net change	1,555	(399)	1,156	214	(56)	158	753	(180)	573
Debit valuation adjustments:
Net increase (decrease) in fair value	(440)	108	(332)	(180)	45	(135)	(917)	223	(694)
Net realized (gains) losses reclassified into earnings (1)	3	—	3	12	(4)	8	11	(3)	8
Net change	(437)	108	(329)	(168)	41	(127)	(906)	220	(686)
Derivatives:
Net increase (decrease) in fair value	3,294	(862)	2,432	433	(107)	326	2,064	(514)	1,550
Reclassifications into earnings:
Net interest income	1,552	(378)	1,174	2,692	(674)	2,018	1,153	(288)	865
Market making and similar activities	—	—	—	146	(35)	111	2,031	(508)	1,523
Compensation and benefits expense	(21)	5	(16)	(35)	8	(27)	(25)	6	(19)
Net realized (gains) losses reclassified into earnings	1,531	(373)	1,158	2,803	(701)	2,102	3,159	(790)	2,369
Net change	4,825	(1,235)	3,590	3,236	(808)	2,428	5,223	(1,304)	3,919
Employee benefit plans:
Net increase (decrease) in fair value	315	(75)	240	29	(8)	21	(642)	162	(480)
Net actuarial losses and other reclassified into earnings (2)	163	(84)	79	148	(37)	111	56	(16)	40
Settlements, curtailments and other	—	—	—	(1)	—	(1)	1	—	1
Net change	478	(159)	319	176	(45)	131	(585)	146	(439)
Foreign currency:
Net increase (decrease) in fair value	(651)	673	22	521	(615)	(94)	(177)	192	15
Net realized (gains) losses reclassified into earnings (1)	3	(2)	1	41	(34)	7	(48)	34	(14)
Net change	(648)	671	23	562	(649)	(87)	(225)	226	1
Total other comprehensive income (loss)	$5,773	$(1,014)	$4,759	$4,020	$(1,517)	$2,503	$4,260	$(892)	$3,368
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

Bank of America 144

NOTE 15 Earnings Per Common Share
The calculation of EPS and diluted EPS for 2025, 2024 and 2023 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles.

(In millions, except per share information)	2025	2024	2023
Earnings per common share
Net income	$30,509	$26,973	$26,305
Preferred stock dividends and other	(1,454)	(1,629)	(1,649)
Net income applicable to common shareholders	$29,055	$25,344	$24,656
Average common shares issued and outstanding	7,521.9	7,855.5	8,028.6
Earnings per common share	$3.86	$3.23	$3.07

Diluted earnings per common share
Net income applicable to common shareholders	$29,055	$25,344	$24,656
Add preferred stock dividends due to assumed conversions	223	—	—
Net income allocated to common shareholders	$29,278	$25,344	$24,656
Average common shares issued and outstanding	7,521.9	7,855.5	8,028.6
Dilutive potential common shares	159.0	80.3	51.9
Total average diluted common shares issued and outstanding	7,680.9	7,935.8	8,080.5
Diluted earnings per common share	$3.81	$3.19	$3.05
Diluted EPS is calculated by adjusting net income applicable to common shareholders and average common shares issued and outstanding for the potential impact, if dilutive, of any instruments that are exercisable or convertible into common shares. As the Corporation’s Series L convertible preferred stock (Series L) was dilutive to EPS for 2025, total average dilutive common shares issued and outstanding included 62 million common shares, as the Series L was assumed to have been converted into common shares as of the beginning of 2025. In addition, for 2025, Series L preferred dividends of $223 million were included in net income allocated to common shareholders, as they would have been paid if the Series L was converted. For 2024 and 2023, the Corporation’s Series L was antidilutive, and therefore, there was no assumed conversion of any shares.
NOTE 16 Regulatory Requirements and Restrictions
The Board of Governors of the Federal Reserve System (Federal Reserve), Office of the Comptroller of the Currency (OCC) and FDIC (collectively, U.S. banking regulators) jointly establish regulatory capital adequacy rules, including Basel 3, for U.S. banking organizations. As a financial holding company, the
Corporation is subject to capital adequacy rules issued by the Federal Reserve. The Corporation’s banking entity affiliates are subject to capital adequacy rules issued by the OCC.
The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the Prompt Corrective Action (PCA) framework.
At December 31, 2025 and 2024, the Corporation was also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. The Corporation’s insured depository institution subsidiaries were also required to maintain a minimum SLR of 6.0 percent to be considered well capitalized under the PCA framework.
The following table presents capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2025 and 2024 for the Corporation and BANA.

145 Bank of America

Regulatory Capital under Basel 3

	Bank of America Corporation			Bank of America, N.A.
	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (3)
(Dollars in millions, except as noted)	December 31, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$201,410	$201,410		$190,831	$190,831
Tier 1 capital	227,382	227,382		190,831	190,831
Total capital (4)	261,232	250,347		206,640	196,006
Risk-weighted assets (in billions)	1,773	1,570		1,530	1,227
Common equity tier 1 capital ratio	11.4%	12.8%	10.0%	12.5%	15.6%	7.0%
Tier 1 capital ratio	12.8	14.5	11.5	12.5	15.6	8.5
Total capital ratio	14.7	15.9	13.5	13.5	16.0	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$3,348	$3,348		$2,592	$2,592
Tier 1 leverage ratio	6.8%	6.8%	4.0	7.4%	7.4%	5.0

Supplementary leverage exposure (in billions)		$3,986			$3,101
Supplementary leverage ratio		5.7%	5.0		6.2%	6.0

	December 31, 2024
Risk-based capital metrics (6):
Common equity tier 1 capital	$201,083	$201,083		$194,341	$194,341
Tier 1 capital	223,458	223,458		194,341	194,341
Total capital (4)	255,363	244,809		209,256	198,923
Risk-weighted assets (in billions)	1,696	1,490		1,444	1,151
Common equity tier 1 capital ratio	11.9%	13.5%	10.7%	13.5%	16.9%	7.0%
Tier 1 capital ratio	13.2	15.0	12.2	13.5	16.9	8.5
Total capital ratio	15.1	16.4	14.2	14.5	17.3	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$3,240	$3,240		$2,546	$2,546
Tier 1 leverage ratio	6.9%	6.9%	4.0	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$3,818			$3,015
Supplementary leverage ratio		5.9%	5.0		6.4%	6.0
(1)As of January 1, 2025, CECL transition provision’s impact was fully phased-in. Capital ratios as of December 31, 2024 were calculated using the regulatory capital rule that allowed a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, the Corporation’s G-SIB surcharge of 3.0 percent, and SCB (under the Standardized approach) of 2.5 percent at December 31, 2025 and 3.2 percent at December 31, 2024. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Risk-based capital regulatory minimums at both December 31, 2025 and 2024 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(4)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(5)Reflects total average assets adjusted for certain Tier 1 capital deductions.
(6)Effective in the fourth quarter of 2025, the Corporation elected to change its accounting methods for certain tax-related equity investments and applied those changes retrospectively through cumulative adjustment to retained earnings. Under applicable bank regulatory rules, the Corporation is not required to revise previously-filed regulatory capital ratios and, accordingly, did not revise regulatory capital information as of December 31, 2024.
The capital adequacy rules issued by the U.S. banking regulators require institutions to meet the established minimums outlined in the table above. Failure to meet the minimum requirements can lead to certain mandatory and discretionary actions by regulators that could have a material adverse impact on the Corporation’s financial position. At December 31, 2025 and 2024, the Corporation and its banking entity affiliates were well capitalized.
Other Regulatory Matters
At December 31, 2025 and 2024, the Corporation had cash and cash equivalents in the amount of $4.4 billion and $4.0 billion, and securities with a fair value of $13.2 billion and $18.3 billion that were segregated in compliance with securities regulations. Cash and cash equivalents segregated in compliance with securities regulations are a component of restricted cash. For more information, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash. In addition, at December 31, 2025 and 2024, the Corporation had cash deposited with clearing organizations of $28.3 billion and $21.5 billion primarily recorded in other assets on the Consolidated Balance Sheet.
Bank Subsidiary Distributions
The primary sources of funds for cash distributions by the Corporation to its shareholders are capital distributions received from its bank subsidiaries, BANA and Bank of America California, N.A. In 2025, the Corporation received dividends of $33.6 billion from BANA. No dividends were received from Bank of America California, N.A in 2025.
The amount of dividends that a subsidiary bank may declare in a calendar year without OCC approval is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. In 2026, BANA can declare and pay dividends of approximately $6.3 billion to the Corporation plus an additional amount equal to its retained net profits for 2026 up to the date of any such dividend declaration.

Bank of America 146

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
The Corporation has an annuity contract that guarantees the payment of benefits vested under a terminated U.S. pension plan (Other Pension Plan). The Corporation, under a supplemental agreement, may be responsible for or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution under this agreement in 2025 or 2024. Contributions may be required in the future under this agreement.
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
The Pension and Postretirement Plans table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2025 and 2024. The estimate of the Corporation’s PBO associated with these plans considers various actuarial assumptions, including assumptions for mortality rates and discount rates. The discount rate assumptions are derived from a cash flow matching technique that utilizes rates that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans. The decreases in the weighted-average discount rates in 2025 resulted in an increase to the PBO of $225 million at December 31, 2025. The increases in the weighted-average discount rates in 2024 resulted in a decrease to the PBO of $767 million at December 31, 2024. Significant gains and losses related to changes in the PBO for 2025 and 2024 primarily resulted from changes in the discount rate.

Pension and Postretirement Plans (1)

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Fair value, January 1	$17,624	$17,632	$1,580	$1,779	$1,739	$1,849	$88	$98
Actual return on plan assets	1,894	984	48	(103)	118	33	4	4
Company contributions	—	—	30	24	79	80	36	16
Plan participant contributions	—	—	2	1	—	—	115	106
Settlements and curtailments	—	—	(1)	(1)	—	—	—	—
Benefits paid	(1,096)	(992)	(88)	(77)	(217)	(223)	(153)	(136)
Foreign currency exchange rate changes	n/a	n/a	118	(43)	n/a	n/a	n/a	n/a
Fair value, December 31	$18,422	$17,624	$1,689	$1,580	$1,719	$1,739	$90	$88
Change in projected benefit obligation
Projected benefit obligation, January 1	$11,105	$11,769	$1,769	$1,974	$1,966	$2,092	$640	$672
Service cost	—	—	36	31	—	—	2	2
Interest cost	608	587	92	86	104	103	35	33
Plan participant contributions	—	—	2	1	—	—	115	106
Plan amendments	—	—	3	(9)	—	—	—	—
Settlements and curtailments	—	—	(1)	(1)	—	—	—	—
Actuarial loss (gain)	348	(259)	(33)	(185)	68	(6)	3	(37)
Benefits paid	(1,096)	(992)	(88)	(77)	(217)	(223)	(153)	(136)
Foreign currency exchange rate changes	n/a	n/a	115	(51)	n/a	n/a	2	—
Projected benefit obligation, December 31	$10,965	$11,105	$1,895	$1,769	$1,921	$1,966	$644	$640
Amounts recognized on Consolidated Balance Sheet
Other assets	$7,457	$6,519	$245	$234	$448	$431	$—	$—
Accrued expenses and other liabilities	—	—	(451)	(423)	(650)	(658)	(554)	(552)
Net amount recognized, December 31	$7,457	$6,519	$(206)	$(189)	$(202)	$(227)	$(554)	$(552)
Funded status, December 31
Accumulated benefit obligation	$10,965	$11,105	$1,811	$1,696	$1,921	$1,966	n/a	n/a
Overfunded (unfunded) status of ABO	7,457	6,519	(122)	(116)	(202)	(227)	n/a	n/a
Provision for future salaries	—	—	84	73	—	—	n/a	n/a
Projected benefit obligation	10,965	11,105	1,895	1,769	1,921	1,966	$644	$640
Weighted-average assumptions, December 31
Discount rate	5.48%	5.67%	5.14%	5.15%	5.29%	5.61%	5.53%	5.78%
Rate of compensation increase	n/a	n/a	4.03	4.35	4.00	4.00	n/a	n/a
Interest-crediting rate	5.41%	5.42%	2.31	2.08	4.61	4.73	n/a	n/a
(1)The measurement date for all of the above plans was December 31 of each year reported.
n/a = not applicable

147 Bank of America

The Corporation’s estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2026 is $40 million, $90 million and $33 million, respectively. The Corporation does not expect to make a contribution to the Qualified Pension Plan in 2026. It is the policy of the Corporation to fund no less than the minimum funding amount required by the Employee Retirement Income Security Act of 1974 (ERISA).
Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2025 and 2024 are presented in the table below. For these plans, funding strategies vary due to legal requirements and local practices.

Plans with ABO and PBO in Excess of Plan Assets

	Non-U.S. Pension Plans		Nonqualified and Other Pension Plans
(Dollars in millions)	2025	2024	2025	2024
PBO	$517	$496	$651	$659
ABO	445	433	651	659
Fair value of plan assets	67	75	—	—

Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Non-U.S. Pension Plans
(Dollars in millions)	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$36	$31	$27
Interest cost	608	587	616	92	86	80
Expected return on plan assets	(1,188)	(1,206)	(1,191)	(77)	(89)	(72)
Amortization of actuarial loss (gain) and prior service cost	144	134	94	17	16	11
Recognized loss (gain) due to settlements, curtailments, and other	—	—	—	—	(1)	1
Net periodic benefit cost (income)	$(436)	$(485)	$(481)	$68	$43	$47
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.67%	5.13%	5.54%	5.15%	4.48%	4.59%
Expected return on plan assets	6.50	6.50	6.50	4.79	5.18	4.17
Rate of compensation increase	n/a	n/a	n/a	4.35	4.33	4.25

	Nonqualified and Other Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$2	$2	$2
Interest cost	104	103	111	35	33	36
Expected return on plan assets	(94)	(90)	(97)	(2)	(3)	(2)
Amortization of actuarial loss (gain) and prior service cost	36	33	29	(34)	(35)	(78)
Net periodic benefit cost (income)	$46	$46	$43	$1	$(3)	$(42)
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.61%	5.19%	5.58%	5.71%	5.17%	5.56%
Expected return on plan assets	5.26	4.73	4.98	3.40	3.40	2.00
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a
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
Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the U.S. Postretirement Health and Life Plans is 7.00 percent for 2026, reducing in steps to 5.00 percent in 2032 and later years.
The Corporation’s net periodic benefit cost (income) recognized for the plans is sensitive to the discount rate and expected return on plan assets. For the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans, a 25 bps decline in discount rates and expected return on assets would not have had a significant impact on the net periodic benefit cost for 2025.

Bank of America 148

Pretax Amounts included in Accumulated OCI and OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Net actuarial loss (gain)	$4,398	$4,901	$447	$468	$878	$870	$(93)	$(128)	$5,630	$6,111
Prior service cost (credits)	—	—	39	36	—	—	—	—	39	36
Amounts recognized in accumulated OCI	$4,398	$4,901	$486	$504	$878	$870	$(93)	$(128)	$5,669	$6,147

Current year actuarial loss (gain)	$(359)	$(37)	$(4)	$5	$44	$51	$1	$(38)	$(318)	$(19)
Amortization of actuarial gain (loss) and prior service cost	(144)	(134)	(17)	(16)	(36)	(33)	34	35	(163)	(148)
Current year prior service cost (credit)	—	—	3	(9)	—	—	—	—	3	(9)
Amounts recognized in OCI	$(503)	$(171)	$(18)	$(20)	$8	$18	$35	$(3)	$(478)	$(176)
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
The target allocations for 2026 by asset category for the Qualified Pension Plan, Non-U.S. Pension Plans, and Nonqualified and Other Pension Plans are presented in the table below. Equity securities for the Qualified Pension Plan include common stock of the Corporation in the amounts of $491 million (2.66 percent of total plan assets) and $386 million (2.19 percent of total plan assets) at December 31, 2025 and 2024.

2026 Target Allocation
Percentage
Asset Category	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans
Equity securities	10 - 40%	0 - 10%	0 - 5%
Debt securities	50 - 85%	50 - 85%	95 - 100%
Real estate	0 - 10%	0 - 10%	0 - 5%
Other	0 - 10%	10 - 35%	0 - 5%
Fair Value Measurements
For more information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements. Combined plan investment assets measured at fair value by level and in total at December 31, 2025 and 2024 are summarized in the Fair Value Measurements table.

149 Bank of America

Fair Value Measurements

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2025				December 31, 2024
Money market and interest-bearing cash	$1,171	$—	$—	$1,171	$1,103	$—	$—	$1,103
U.S. government and government agency obligations	3,852	805	2	4,659	3,875	754	3	4,632
Corporate debt	—	2,775	—	2,775	—	2,931	—	2,931
Non-U.S. debt securities	501	785	—	1,286	474	889	—	1,363
Asset-backed securities	—	1,135	—	1,135	—	1,361	—	1,361
Mutual and exchange-traded funds	1,074	—	—	1,074	920	—	—	920
Collective investment funds	—	2,834	—	2,834	—	2,670	—	2,670
Common and preferred stocks	4,499	—	—	4,499	3,795	—	—	3,795
Real estate investment trusts	37	—	—	37	36	—	—	36
Participant loans	—	—	6	6	—	—	6	6
Other investments (1)	1	18	471	490	1	11	451	463
Total plan investment assets, at fair value (2)	$11,135	$8,352	$479	$19,966	$10,204	$8,616	$460	$19,280
(1)Other investments includes insurance annuity contracts of $452 million and $432 million and other various investments of $38 million and $31 million at December 31, 2025 and 2024.
(2)At December 31, 2025 and 2024, excludes $2.0 billion and $1.8 billion of certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are not required to be classified in the fair value hierarchy.
Level 3 Fair Value Measurements
Investments classified in level 3 of the fair value hierarchy increased $19 million in 2025 to $479 million due to $5 million in positive asset returns and $14 million of net purchases. In 2024, level 3 investments increased $23 million to $460 million due to $5 million in negative asset returns and $28 million of net purchases. In 2023, level 3 investments increased $16 million to $437 million due to $4 million in positive asset returns and $12 million of net purchases.
Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

Projected Benefit Payments

(Dollars in millions)	Qualified Pension Plan (1)	Non-U.S. Pension Plans (2)	Nonqualified and Other Pension Plans (2)	Postretirement Health and Life Plans (3)
2026	$904	$112	$230	$64
2027	919	114	221	62
2028	911	120	211	60
2029	905	127	200	58
2030	878	131	190	56
2031-2035	4,166	686	778	247
(1)Benefit payments expected to be made from the plan’s assets.
(2)Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.
(3)Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

Bank of America 150

Defined Contribution Plans
The Corporation maintains qualified and nonqualified defined contribution retirement plans. The Corporation recorded expense of $1.3 billion in both 2025 and 2024 and $1.2 billion in 2023 related to the qualified defined contribution plans. At December 31, 2025 and 2024, 139 million and 153 million shares of the Corporation’s common stock were held by these plans. Payments to the plans for dividends on common stock were $158 million, $165 million and $166 million in 2025, 2024 and 2023, respectively.
Certain non-U.S. employees are covered under defined contribution pension plans that are separately administered in accordance with local laws.
NOTE 18 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, with awards being granted predominantly from the Bank of America Corporation Equity Plan (BACEP). Under this plan, 990 million shares of the Corporation’s common stock are authorized to be used for grants of awards.
During 2025 and 2024, the Corporation granted 107 million and 121 million RSUs to certain employees under the BACEP. These RSUs were authorized to settle predominantly in shares of common stock of the Corporation. Certain RSUs will be settled in cash or contain settlement provisions that subject these awards to variable accounting whereby compensation expense is adjusted to fair value based on changes in the share price of the Corporation’s common stock up to the settlement date. The RSUs granted in 2025 and 2024 predominantly vest over four years in one-fourth increments on each of the first four anniversaries of the grant date, provided that the employee remains continuously employed with the Corporation during that time, and will be expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based on the grant-date fair value of the shares. Of the RSUs granted in 2025 and 2024, 38 million and 42 million do not include retirement eligibility. For all other RSUs granted to employees who are retirement eligible, they are deemed authorized as of the beginning of the year preceding the grant date when the incentive award plans are generally approved. As a result, the estimated value is expensed ratably over the year preceding the grant date. The compensation cost for the stock-based plans was $4.2 billion, $3.6 billion and $3.1 billion, and the related income tax benefit was $1.0 billion, $872 million and $733 million for 2025, 2024 and 2023, respectively. At December 31, 2025, there was an estimated $4.7 billion of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized generally over a period of up to 4 years, with a weighted-average period of 2.5 years.
Restricted Stock and Restricted Stock Units
The total fair value of restricted stock and restricted stock units vested in 2025, 2024 and 2023 was $4.0 billion, $2.6 billion and $2.6 billion, respectively. The following table presents the status at December 31, 2025 of the share-settled restricted stock and restricted stock units and changes during 2025.

Stock-settled Restricted Stock and Restricted Stock Units

	Shares/Units	Weighted- average Grant Date Fair Value
Outstanding at January 1, 2025	265,023,664	$35.43
Granted	103,500,953	45.25
Vested	(87,590,322)	36.76
Canceled	(10,393,790)	39.63
Outstanding at December 31, 2025	270,540,505	38.60
NOTE 19 Income Taxes
The Corporation pays taxes in U.S. and Non-U.S. jurisdictions based on income. The table below presents income before income tax expense disaggregated by U.S. and Non-U.S. jurisdictions for 2025, 2024 and 2023.

Income Before Income Tax Expense

	December 31
(Dollars in millions)	2025	2024	2023
U.S.	$28,813	$24,251	$23,978
Non-U.S. (1)	8,882	8,972	8,552
Income before income tax expense	$37,695	$33,223	$32,530
(1) Income is related to the tax jurisdiction of the legal entity’s principal place of business.
The components of income tax expense for 2025, 2024 and 2023 are presented in the table below.

Income Tax Expense

(Dollars in millions)	2025	2024	2023
Current income tax expense
U.S. federal	$4,202	$4,709	$4,760
U.S. state and local	442	603	559
Non-U.S.	2,247	2,065	1,918
Total current expense	6,891	7,377	7,237
Deferred income tax expense (benefit)
U.S. federal	(114)	(1,679)	(1,233)
U.S. state and local	239	153	(62)
Non-U.S.	170	399	283
Total deferred expense (benefit)	295	(1,127)	(1,012)
Total income tax expense	$7,186	$6,250	$6,225
Total income tax expense does not reflect the tax effects of items that are included in OCI each period. For more information, see Note 14 – Accumulated Other Comprehensive Income (Loss)). Other tax effects included in OCI each period resulted in an expense of $1.0 billion, $1.5 billion and $892 million in 2025, 2024 and 2023, respectively.
Income tax expense for 2025, 2024 and 2023 varied from the amount computed by applying the statutory income tax rate to income before income taxes. The Corporation’s federal statutory tax rate was 21 percent for 2025, 2024 and 2023. A reconciliation of the expected U.S. federal income tax expense, calculated by applying the federal statutory tax rate, to the Corporation’s actual income tax expense, and the effective tax rates for 2025, 2024 and 2023 are presented in the following table.

151 Bank of America

Reconciliation of Income Tax Expense

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in millions)	2025		2024		2023
Expected U.S. federal income tax expense	$7,916	21.0%	$6,976	21.0%	$6,831	21.0%
Increase (decrease) in taxes resulting from:
State and local income tax, net of federal income tax deduction	726	2.0	690	2.1	331	1.0
Tax credits
PTCs and LIHTCs accounted for under PAM	(633)	(1.7)	(587)	(1.8)	(600)	(1.8)
ITCs and other PTCs	(705)	(1.9)	(924)	(2.8)	(568)	(1.7)
Other	(216)	(0.6)	(307)	(0.9)	(227)	(0.7)
Nontaxable or nondeductible items
Tax-exempt income, including dividends	(405)	(1.1)	(477)	(1.4)	(411)	(1.3)
Nondeductible expenses	419	1.1	426	1.2	405	1.2
Other	(215)	(0.6)	(15)	—	(24)	(0.1)
Changes in unrecognized tax benefits	(187)	(0.5)	(99)	(0.3)	(26)	(0.1)
Foreign tax effects	550	1.5	586	1.7	381	1.2
Effect of cross-border tax laws	(205)	(0.5)	(175)	(0.5)	(83)	(0.3)
Changes in valuation allowances	149	0.4	224	0.7	303	0.9
Other	(8)	—	(68)	(0.2)	(87)	(0.2)
Total income tax expense (benefit)	$7,186	19.1%	$6,250	18.8%	$6,225	19.1%
Tax credits originate from investments in affordable housing and renewable energy partnerships and similar entities. Increases in tax credits recognized in 2025 and 2024, compared to 2023, were primarily driven by the Corporation’s growth in the volume of investments in wind and solar renewable energy production facilities. For more information, see Note 6 – Securitizations and Other Variable Interest Entities.
The majority (greater than 50 percent) of the state and local income taxes, net of federal income tax deduction, in the respective periods above were attributable to New York City, New York State and California in 2025; California, New York State and New York City in 2024; and New York State and New York City in 2023.
The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the table below.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2025	2024	2023
Balance, January 1	$684	$811	$1,056
Increases related to positions taken during the current year	54	55	76
Increases related to positions taken during prior years (1)	24	39	139
Decreases related to positions taken during prior years (1)	(214)	(134)	(32)
Settlements	(46)	(62)	(380)
Expiration of statute of limitations	(19)	(25)	(48)
Balance, December 31	$483	$684	$811
(1)    The sum of the positions taken during prior years differs from the $(187) million, $(99) million and $(26) million in the Reconciliation of Income Tax Expense table due to temporary items, state items and jurisdictional offsets, as well as the inclusion of interest in the Reconciliation of Income Tax Expense table.
At December 31, 2025, 2024 and 2023, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $415 million, $573 million and $671 million, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
The Corporation recognized an interest benefit of $26 million in 2025, interest benefit of $9 million in 2024 and interest expense of $35 million in 2023. At 2025 and 2024, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $72 million and $105 million.
The Corporation files income tax returns in more than 60 states and municipalities and more than 40 non-U.S. jurisdictions each year. The IRS and other tax authorities in countries and states in which the Corporation has significant business operations examine tax returns periodically (continuously in some jurisdictions). The table below summarizes the status of examinations by major jurisdiction for the Corporation and various subsidiaries at December 31, 2025.

Tax Examination Status

	Years under Examination (1)	Status at December 31, 2025
United States	2017-2023	Field Examination
California	2018-2021	Field Examination
New York	2022-2024	Field Examination
New York City	2022-2024	To begin in 2026
United Kingdom (2)	2021-2023	Field Examination
(1)    All tax years subsequent to the years shown remain subject to examination.
(2) Field examination for tax year 2024 to begin in 2026.
Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2025 and 2024 are presented in the following table.

Bank of America 152

Deferred Tax Assets and Liabilities

	December 31
(Dollars in millions)	2025	2024
Deferred tax assets
Tax attribute carryforwards	$12,875	11,898
Allowance for credit losses	3,415	3,463
Lease liability	2,025	2,169
Employee compensation and retirement benefits	1,807	1,760
Accrued expenses	1,030	1,379
Security, loan and debt valuations	559	2,680
Other	2,469	2,339
Gross deferred tax assets	24,180	25,688
Valuation allowance	(2,310)	(2,361)
Total deferred tax assets, net of valuation allowance	21,870	23,327

Deferred tax liabilities
Equipment lease financing	3,246	3,021
Right-of-use asset	1,873	2,025
Other	1,747	1,920
Gross deferred tax liabilities	6,866	6,966
Net deferred tax assets	$15,004	16,361
The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss (NOL) and tax credit carryforwards at December 31, 2025.

Net Operating Loss and Tax Credit Carryforward Deferred Tax Assets

(Dollars in millions)	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
Net operating losses - U.K. (1)	$7,447	$—	$7,447	None
Net operating losses - other non-U.S.	67	(25)	42	Various
Net operating losses - U.S. states (2)	389	(242)	147	Various
General business credits	3,920	—	3,920	After 2045
Foreign tax credits	1,052	(1,052)	—	After 2028
(1)Represents U.K. broker-dealer net operating losses that may be carried forward indefinitely.
(2)The net operating losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $492 million and $307 million.
Management concluded that no valuation allowance was necessary to reduce the deferred tax assets related to the U.K. NOL carryforwards and U.S. federal and certain state NOL carryforwards since estimated future taxable income will be sufficient to utilize these assets prior to their expiration. Additionally, the Corporation’s U.K. net deferred tax assets consist primarily of NOLs that are expected to be realized in a U.K. subsidiary over an extended number of years. Management’s conclusion is supported by financial results, profit forecasts for the relevant entity and the indefinite period to carry forward NOLs. However, a material change in those estimates could lead management to reassess such valuation allowance conclusions.
At December 31, 2025, the Corporation did not record U.S. federal income taxes on temporary differences related to certain investments in non‑U.S. subsidiaries because these investments are considered to be permanently reinvested. If a deferred tax liability had been recognized, the amount would be approximately $1.0 billion.
The following table summarizes cash taxes paid, net of refunds received, for jurisdictions that represented five percent or more of total income taxes paid, net of refunds received.

Income Taxes Paid

(Dollars in millions)	2025	2024	2023
Taxes paid by jurisdiction
U.S. federal	$1,050	$1,143	$775

U.S. state and local
California (1)	not required	not required	230
Other	651	569	525
Total U.S. state and local	651	569	755
Non-U.S.
United Kingdom	433	578	519
India	272	292	266
Other	1,524	1,240	1,090
Total Non-U.S.	2,229	2,110	1,875
Total income taxes paid	$3,930	$3,822	$3,405
(1)Amounts are not required as the total for the periods presented is less than five percent of the total income taxes paid.
NOTE 20 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards that require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The Corporation categorizes its financial instruments into three levels based on the established fair value hierarchy and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of a particular level of hierarchy occur when there is a change in the observability or unobservability of the inputs that are significant to the valuation. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 21 – Fair Value Option.
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
During 2025, there were no significant changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

153 Bank of America

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

Bank of America 154

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2025 and 2024, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	December 31, 2025
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,242	$—	$—	$—	$1,242
Federal funds sold and securities borrowed or purchased under agreements to resell	—	672,313	—	(486,822)	185,491
Trading account assets:
U.S. Treasury and government agencies	83,234	3,036	—	—	86,270
Corporate securities, trading loans and other	—	59,456	1,922	—	61,378
Equity securities	77,225	39,110	322	—	116,657
Non-U.S. sovereign debt	5,745	41,014	240	—	46,999
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	44,691	9	—	44,700
Mortgage trading loans, ABS and other MBS	—	10,024	926	—	10,950
Total trading account assets (2)	166,204	197,331	3,419	—	366,954
Derivative assets	18,469	269,936	3,802	(251,326)	40,881
AFS debt securities:
U.S. Treasury and government agencies	249,025	809	—	—	249,834
Mortgage-backed securities:
Agency	—	33,141	—	—	33,141
Agency-collateralized mortgage obligations	—	19,199	—	—	19,199
Non-agency residential	—	263	9	—	272
Commercial	—	38,472	22	—	38,494
Non-U.S. securities	235	31,488	44	—	31,767
Other taxable securities	—	6,026	278	—	6,304
Tax-exempt securities	—	7,787	—	—	7,787
Total AFS debt securities	249,260	137,185	353	—	386,798
Other debt securities carried at fair value:
U.S. Treasury and government agencies	3,285	—	—	—	3,285
Non-agency residential MBS	—	123	125	—	248
Non-U.S. and other securities	664	11,980	—	—	12,644
Total other debt securities carried at fair value	3,949	12,103	125	—	16,177
Loans and leases	—	3,422	76	—	3,498
Loans held-for-sale	—	2,216	55	—	2,271
Other assets (3)	3,742	3,198	2,118	—	9,058
Total assets (4)	$442,866	$1,297,704	$9,948	$(738,148)	$1,012,370
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,223	$—	$—	$1,223
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	709,889	—	(486,822)	223,067
Trading account liabilities:
U.S. Treasury and government agencies	8,174	5	—	—	8,179
Equity securities	58,980	6,063	14	—	65,057
Non-U.S. sovereign debt	4,771	15,644	—	—	20,415
Corporate securities and other	—	12,214	119	—	12,333
Mortgage trading loans and ABS	—	12	—	—	12
Total trading account liabilities	71,925	33,938	133	—	105,996
Derivative liabilities	18,470	274,002	5,115	(255,511)	42,076
Short-term borrowings	—	8,011	40	—	8,051
Accrued expenses and other liabilities	4,656	4,312	28	—	8,996
Long-term debt	—	72,110	481	—	72,591
Total liabilities (4)	$95,051	$1,103,485	$5,797	$(742,333)	$462,000
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $13.2 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $27 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs, which are classified as Level 3 assets, of $946 million.
(4)Total recurring Level 3 assets were 0.29 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.19 percent of total consolidated liabilities.

155 Bank of America

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

Bank of America 156

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2025, 2024 and 2023, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Year Ended December 31, 2025
Trading account assets:
Corporate securities, trading loans and other	$1,814	$185	$3	$1,849	$(1,093)	$40	$(1,114)	$690	$(452)	$1,922	$(88)
Equity securities	374	4	—	187	(57)	—	(105)	156	(237)	322	(13)
Non-U.S. sovereign debt	344	87	23	36	—	—	(226)	—	(24)	240	62
Mortgage trading loans, MBS and ABS	978	(128)	—	283	(283)	—	(189)	435	(161)	935	(126)
Total trading account assets	3,510	148	26	2,355	(1,433)	40	(1,634)	1,281	(874)	3,419	(165)
Net derivative assets (liabilities) (4)	(1,961)	632	—	1,315	(1,859)	—	191	(422)	791	(1,313)	(130)
AFS debt securities:
Non-agency residential MBS	247	1	—	—	—	—	—	6	(245)	9	1
Commercial MBS	328	(2)	4	258	—	—	(114)	—	(452)	22	(3)
Non-U.S. and other taxable securities	36	(1)	(3)	677	(1)	—	(3)	125	(508)	322	(1)
Total AFS debt securities	611	(2)	1	935	(1)	—	(117)	131	(1,205)	353	(3)
Other debt securities carried at fair value – Non-agency residential MBS	149	6	—	—	—	—	2	85	(117)	125	(39)
Loans and leases (5,6)	82	2	—	2	—	24	(78)	44	—	76	2
Loans held-for-sale (5,6)	132	29	3	1	(14)	—	(70)	—	(26)	55	(13)
Other assets (6,7)	1,969	(163)	28	505	—	154	(375)	—	—	2,118	(207)
Trading account liabilities – Equity securities	(10)	(1)	—	4	(3)	—	—	(7)	3	(14)	(1)
Trading account liabilities – Corporate securities and other	(110)	4	—	—	(15)	(2)	21	(18)	1	(119)	11
Short-term borrowings (5)	—	—	—	—	—	(42)	2	—	—	(40)	—
Accrued expenses and other liabilities (5)	(89)	(106)	—	172	—	—	(1)	(4)	—	(28)	(53)
Long-term debt (5)	(553)	(11)	(5)	—	—	—	133	(45)	—	(481)	(6)

Year Ended December 31, 2024
Trading account assets:
Corporate securities, trading loans and other	$1,689	$87	$(6)	$1,128	$(913)	$44	$(1,158)	$1,125	$(182)	$1,814	$324
Equity securities	187	50	—	255	(65)	—	(62)	62	(53)	374	(12)
Non-U.S. sovereign debt	396	(1)	(57)	82	(16)	—	(79)	19	—	344	—
Mortgage trading loans, MBS and ABS	1,217	(151)	—	420	(617)	—	(63)	369	(197)	978	(172)
Total trading account assets	3,489	(15)	(63)	1,885	(1,611)	44	(1,362)	1,575	(432)	3,510	140
Net derivative assets (liabilities) (4)	(2,494)	1,035	—	1,104	(1,338)	—	(576)	(696)	1,004	(1,961)	(132)
AFS debt securities:
Non-agency residential MBS	273	8	57	—	—	—	(152)	191	(130)	247	6
Commercial MBS	—	(8)	1	338	—	—	(3)	—	—	328	(8)
Non-U.S. and other taxable securities	103	(1)	—	—	—	—	(66)	7	(7)	36	1
Total AFS debt securities	376	(1)	58	338	—	—	(221)	198	(137)	611	(1)
Other debt securities carried at fair value – Non-agency residential MBS	69	5	—	—	—	—	(27)	118	(16)	149	(1)
Loans and leases (5,6)	93	1	—	—	—	1	(13)	—	—	82	—
Loans held-for-sale (5,6)	164	(6)	(7)	25	—	1	(45)	—	—	132	(15)
Other assets (6,7)	1,657	279	(52)	272	(6)	139	(321)	1	—	1,969	47
Trading account liabilities – Equity securities	(12)	9	—	—	(4)	—	7	(21)	11	(10)	6
Trading account liabilities – Corporate securities and other	(39)	(55)	—	(7)	(15)	(3)	26	(17)	—	(110)	(69)
Short-term borrowings (5)	(10)	1	—	—	—	(9)	18	—	—	—	—
Accrued expenses and other liabilities (5)	(21)	(234)	—	165	—	—	1	—	—	(89)	(224)
Long-term debt (5)	(614)	64	(25)	—	—	—	23	(1)	—	(553)	65
(1)Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.
(2)Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - market making and similar activities and other income; Net derivative assets (liabilities) - market making and similar activities and other income; AFS debt securities - other income; Other debt securities carried at fair value - other income; Loans and leases - other income; Loans held-for-sale - market making and similar activities and other income; Other assets - market making and similar activities and other income; Short-term borrowings - market making and similar activities; Accrued expenses and other liabilities - other income; Long-term debt - market making and similar activities.
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $50 million and $(104) million related to financial instruments still held at December 31, 2025 and 2024.
(4)Net derivative assets (liabilities) include derivative assets of $3.8 billion and $3.6 billion and derivative liabilities of $5.1 billion and $5.5 billion at December 31, 2025 and 2024.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

157 Bank of America

Level 3 – Fair Value Measurements (1)

(Dollars in millions)	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
				Purchases	Sales	Issuances	Settlements
Year Ended December 31, 2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$—	$—	$—	$—	$—	$—	$7	$(7)	$—	$—
Trading account assets:
Corporate securities, trading loans and other	2,384	144	2	453	(241)	20	(1,029)	385	(429)	1,689	50
Equity securities	145	44	—	39	(52)	—	(61)	153	(81)	187	(5)
Non-U.S. sovereign debt	518	68	30	64	(23)	—	(259)	—	(2)	396	70
Mortgage trading loans, MBS and ABS	1,552	(50)	—	263	(417)	—	(241)	436	(326)	1,217	(71)
Total trading account assets	4,599	206	32	819	(733)	20	(1,590)	974	(838)	3,489	44
Net derivative assets (liabilities) (4)	(2,893)	179	(375)	1,318	(1,281)	—	(1,575)	(8)	2,141	(2,494)	(857)
AFS debt securities:
Non-agency residential MBS	258	1	23	—	—	—	(9)	—	—	273	2
Non-U.S. and other taxable securities	195	10	7	—	—	—	(106)	4	(7)	103	2
Tax-exempt securities	51	1	—	—	—	—	(52)	—	—	—	—
Total AFS debt securities	504	12	30	—	—	—	(167)	4	(7)	376	4
Other debt securities carried at fair value - Non-agency residential MBS	119	(4)	—	—	(19)	—	(6)	—	(21)	69	(3)
Loans and leases (5,6)	253	(9)	—	9	(54)	—	(100)	16	(22)	93	(13)
Loans held-for-sale (5,6)	232	24	3	—	(25)	—	(70)	—	—	164	13
Other assets (6,7)	1,799	211	10	176	(326)	104	(319)	2	—	1,657	74
Trading account liabilities – Equity securities	—	1	—	—	—	—	2	(15)	—	(12)	1
Trading account liabilities – Corporate securities and other	(58)	(3)	—	(3)	(1)	(1)	24	(35)	38	(39)	(9)
Short-term borrowings (5)	(14)	1	—	—	(13)	(8)	24	—	—	(10)	(1)
Accrued expenses and other liabilities (6)	(32)	21	—	(11)	—	—	—	—	1	(21)	4
Long-term debt (5)	(862)	179	(26)	(9)	50	—	47	—	7	(614)	183
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
(3)Includes unrealized losses in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized losses of $324 million related to financial instruments still held at December 31, 2023.
(4)Net derivative assets (liabilities) include derivative assets of $3.4 billion and derivative liabilities of $5.9 billion.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 158

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at December 31, 2025 and 2024.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2025

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$327	Discounted cash flow, Market comparables	Yield	0% to 15%	8%
Trading account assets – Mortgage trading loans, MBS and ABS	120		Prepayment speed	0% to 40% CPR	7% CPR
Loans and leases	73		Default rate	0% to 7% CDR	7% CDR
AFS debt securities – Non-agency residential	9		Price	$0 to $115	$53
Other debt securities carried at fair value – Non-agency residential	125		Loss severity	0% to 81%	27%
Instruments backed by commercial real estate assets	$373	Discounted cash flow, Asset-based approach	Yield	0% to 5%	2%
Trading account assets – Corporate securities, trading loans and other	304		Price	$0 to $100	$42
Trading account assets – Mortgage trading loans, MBS and ABS	47
AFS debt securities – Commercial	22
Commercial loans, debt securities and other	$3,006	Discounted cash flow, Market comparables	Yield	4% to 24%	13%
Trading account assets – Corporate securities, trading loans and other	1,618		Prepayment speed	20%	n/a
Trading account assets – Non-U.S. sovereign debt	240		Default rate	2%	n/a
Trading account assets – Mortgage trading loans, MBS and ABS	768		Loss severity	30%	n/a
AFS debt securities – Non-U.S. and other taxable securities	322		Price	$0 to $137	$67
Loans and leases	3
Loans held-for-sale	55
Other assets, primarily MSRs and tax-related equity investments	$2,118	Discounted cash flow, Market comparables	Price	$10 to $95	$84
			Yield	8% to 11%	9%
			Weighted-average life, fixed rate (5)	0 to 14 years	6 years
			Weighted-average life, variable rate (5)	0 to 11 years	4 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(481)	Discounted cash flow, Market comparables	Yield	15% to 22%	20%
			Price	$29 to $101	$93
			Natural gas forward price	$2/MMBtu to $6/MMBtu	$3 /MMBtu

Net derivative assets (liabilities)
Credit derivatives	$(3)	Market comparables, Discounted cash flow, Stochastic recovery correlation model	Credit spreads	5 to 245 bps	36 bps
			Default rate	2% CDR	n/a
			Credit correlation	40% to 74%	67%
			Price	$0 to $111	$106
Equity derivatives	$(1,018)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	68%
			Long-dated equity volatilities	0% to 104%	37%
Commodity derivatives	$(664)	Discounted cash flow	Natural gas forward price	$2/MMBtu to $6/MMBtu	$3/MMBtu
			Commodities volatilities	49% to 53%	51%
			Power forward price	$29 to $134	$56
Interest rate derivatives	$372	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	45%
			Correlation (FX/IR)	(5)% to 58%	26%
			Long-dated inflation rates	(1)% to 20%	2%
			Long-dated inflation volatilities	5%	n/a
			Interest rate volatilities	(1)% to 1%	0%
Total net derivative assets (liabilities)	$(1,313)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 155: Trading account assets – Corporate securities, trading loans and other of $1.9 billion, Trading account assets – Non-U.S. sovereign debt of $240 million, Trading account assets – Mortgage trading loans, MBS and ABS of $935 million, AFS debt securities of $353 million, Other debt securities carried at fair value - Non-agency residential of $125 million, Other assets of $2.1 billion, Loans and leases of $76 million and LHFS of $55 million.
(3)Includes models such as Monte Carlo simulation and Black-Scholes.
(4)Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
(5)The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

159 Bank of America

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2024

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$636	Discounted cash flow, Market comparables	Yield	0% to 20%	9%
Trading account assets – Mortgage trading loans, MBS and ABS	163		Prepayment speed	0% to 43% CPR	8% CPR
Loans and leases	77		Default rate	0% to 6% CDR	6% CDR
AFS debt securities - Non-agency residential	247		Price	$0 to $115	$74
Other debt securities carried at fair value - Non-agency residential	149		Loss severity	0% to 76%	24%
Instruments backed by commercial real estate assets	$555	Discounted cash flow	Yield	1%	n/a
Trading account assets – Corporate securities, trading loans and other	185		Price	$0 to $103	$84
Trading account assets – Mortgage trading loans, MBS and ABS	42
AFS debt securities – Commercial	328
Commercial loans, debt securities and other	$2,919	Discounted cash flow, Market comparables	Yield	4% to 37%	17%
Trading account assets – Corporate securities, trading loans and other	1,629		Prepayment speed	20%	n/a
Trading account assets – Non-U.S. sovereign debt	344		Default rate	2%	n/a
Trading account assets – Mortgage trading loans, MBS and ABS	773		Loss severity	30%	n/a
AFS debt securities – Non-U.S. and other taxable securities	36		Price	$0 to $135	$69
Loans and leases	5
Loans held-for-sale	132
Other assets, primarily MSRs and tax-related equity investments	$1,969	Discounted cash flow, Market comparables	Price	$10 to $95	$86
			Yield	8% to 11%	9%
			Weighted-average life, fixed rate (5)	0 to 13 years	6 years
			Weighted-average life, variable rate (5)	0 to 12 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(553)	Discounted cash flow, Market comparables	Yield	18% to 22%	21%
			Price	$32 to $100	$91
			Natural gas forward price	$2/MMBtu to $7/MMBtu	$4/MMBtu

Net derivative assets (liabilities)
Credit derivatives	$(6)	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	3 to 298 bps	63 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	29% to 63%	49%
			Price	$0 to $99	$94
Equity derivatives	$(869)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	59%
			Long-dated equity volatilities	1% to 87%	33%
Commodity derivatives	$(740)	Discounted cash flow	Natural gas forward price	$2/MMBtu to $7/MMBtu	$4/MMBtu
			Power forward price	$22 to $104	$48

Interest rate derivatives	$(346)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	50%
			Correlation (FX/IR)	(25)% to 58%	27%
			Long-dated inflation rates	G(1)% to 21%	3%
			Long-dated inflation volatilities	0% to 5%	3%
			Interest rates volatilities	(1)% to 1%	0%
Total net derivative assets (liabilities)	$(1,961)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 156: Trading account assets – Corporate securities, trading loans and other of $1.8 billion, Trading account assets – Non-U.S. sovereign debt of $344 million, Trading account assets – Mortgage trading loans, MBS and ABS of $978 million, AFS debt securities of $611 million, Other debt securities carried at fair value - Non-agency residential of $149 million, Other assets of $2.0 billion, Loans and leases of $82 million and LHFS of $132 million.
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
Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during 2025, 2024 and 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

	December 31, 2025		December 31, 2024
(Dollars in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Loans held-for-sale (1)	$171	$63	$63	$2,652
Loans and leases (2)	—	112	—	119
Foreclosed properties (3, 4)	—	58	—	93

		Gains (Losses)
		2025	2024	2023
Assets
Loans held-for-sale		$32	$(211)	$(246)
Loans and leases (2)		(32)	(29)	(45)
Foreclosed properties		4	(44)	(6)
(1)The Level 3 balance at December 31, 2024 includes certain leveraged finance positions that were written down to fair value during 2024 and subsequently written up and sold during 2025.
(2)Includes $7 million, $8 million, and $10 million of losses on loans that were written down to a collateral value of zero during 2025, 2024 and 2023, respectively.
(3)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(4)Excludes $17 million and $16 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at December 31, 2025 and 2024.

161 Bank of America

The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements at December 31, 2025 and 2024.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Year Ended December 31, 2025
Loans and leases (2)	$112	Market comparables	OREO discount	14% to 65%	27%
			Costs to sell	8% to 10%	9%
	Year Ended December 31, 2024
Loans held-for-sale	$2,652	Pricing model	Implied yield	9% to 28%	n/a
Loans and leases (2)	119	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
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

Bank of America 162

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
Fair Value Option Elections
The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at December 31, 2025 and 2024, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for 2025, 2024 and 2023.

Fair Value Option Elections

	December 31, 2025			December 31, 2024
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$185,491	$185,324	$167	$144,501	$144,449	$52
Loans reported as trading account assets (1)	10,230	24,475	(14,245)	11,615	24,461	(12,846)
Trading inventory – other	16,791	n/a	n/a	15,369	n/a	n/a
Consumer and commercial loans	3,498	3,594	(96)	4,249	4,292	(43)
Loans held-for-sale (1)	2,271	2,868	(597)	2,214	2,824	(610)
Other assets	4,054	n/a	n/a	2,732	n/a	n/a
Long-term deposits	1,223	1,385	(162)	310	386	(76)
Federal funds purchased and securities loaned or sold under agreements to repurchase	223,067	223,087	(20)	192,859	192,877	(18)
Short-term borrowings	8,051	8,046	5	6,245	6,247	(2)
Unfunded loan commitments	67	n/a	n/a	144	n/a	n/a
Accrued expenses and other liabilities	3,767	3,628	139	2,642	2,414	228
Long-term debt	72,591	76,534	(3,943)	50,005	54,257	(4,252)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

163 Bank of America

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Market making and similar activities	Other Income	Total
(Dollars in millions)	2025
Federal funds sold and securities borrowed or purchased under agreements to resell	$604	$(5)	$599
Loans reported as trading account assets	423	8	431
Trading inventory – other (1)	1,486	—	1,486
Consumer and commercial loans	154	7	161
Loans held-for-sale (2)	—	83	83
Short-term borrowings	43	—	43
Unfunded loan commitments	—	(19)	(19)
Accrued expenses and other liabilities	(515)	(56)	(571)
Long-term debt (3)	(883)	(28)	(911)
Other (4)	(415)	(340)	(755)
Total	$897	$(350)	$547

	2024
Federal funds sold and securities borrowed or purchased under agreements to resell	$327	$(8)	$319
Loans reported as trading account assets	(30)	40	10
Trading inventory – other (1)	2,965	—	2,965
Consumer and commercial loans	93	20	113
Loans held-for-sale (2)	—	(30)	(30)
Short-term borrowings	199	—	199
Unfunded loan commitments	—	(13)	(13)
Accrued expenses and other liabilities	378	—	378
Long-term debt (3)	582	(32)	550
Other (4)	(286)	(21)	(307)
Total	$4,228	$(44)	$4,184

	2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$74	$(14)	$60
Loans reported as trading account assets	251	—	251
Trading inventory – other (1)	5,121	—	5,121
Consumer and commercial loans	(174)	67	(107)
Loans held-for-sale (2)	—	22	22
Short-term borrowings	7	—	7
Unfunded loan commitments	(1)	39	38
Accrued expenses and other liabilities	609	—	609
Long-term debt (3)	(1,143)	(35)	(1,178)
Other (4)	19	(9)	10
Total	$4,763	$70	$4,833
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

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

(Dollars in millions)	2025	2024	2023
Loans reported as trading account assets	$23	$(38)	$(3)
Consumer and commercial loans	9	18	44
Loans held-for-sale	—	(8)	(15)
Unfunded loan commitments	(19)	(13)	39
Long-term debt	—	(3)	—
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

Bank of America 164

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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at December 31, 2025 and 2024 are presented in the table below.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2025
Financial assets
Loans	$1,149,093	$51,136	$1,085,303	$1,136,439
Loans held-for-sale	5,165	4,720	445	5,165
Financial liabilities
Deposits (1)	2,018,729	2,020,072	—	2,020,072
Long-term debt	317,816	323,681	725	324,406
Commercial unfunded lending commitments (2)	1,244	67	6,673	6,740

	December 31, 2024
Financial assets
Loans	$1,060,629	$50,971	$992,135	$1,043,106
Loans held-for-sale	9,545	6,707	2,838	9,545
Financial liabilities
Deposits (1)	1,965,467	1,967,061	—	1,967,061
Long-term debt	283,279	287,098	652	287,750
Commercial unfunded lending commitments (2)	1,240	55	3,639	3,694
(1)    Includes demand deposits of $1.1 trillion and $892.9 billion with no stated maturities at December 31, 2025 and 2024.
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
All Other
All Other primarily consists of ALM activities, liquidating businesses and certain expenses not otherwise allocated to a business segment, and adjustments to allocate income tax benefits related to tax-related equity investments to noninterest income to present Global Banking and Global Markets on an FTE basis.

165 Bank of America

Basis of Presentation
The management accounting and reporting process derives segment and business results by utilizing allocation methodologies for revenue and expense. The net income derived for the businesses is dependent upon revenue and cost allocations based on application usage, transaction and volume activity, time studies, and other methodologies and assumptions management believes are appropriate to reflect the results of the business.
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
The Corporation’s ALM activities include an overall interest rate risk management strategy that incorporates the use of various derivatives and cash instruments to manage fluctuations in earnings and capital that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect earnings and capital. The results of a majority of the Corporation’s ALM activities are allocated to the business segments and fluctuate based on the performance of the ALM activities. ALM activities include external product pricing decisions including deposit pricing strategies, the effects of the Corporation’s internal funds transfer pricing process and the net effects of other ALM activities.
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
The following table presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for 2025, 2024 and 2023, and total assets at December 31, 2025 and 2024 for each business segment, as well as All Other.

Bank of America 166

Results of Business Segments and All Other (1)

At and for the year ended December 31	Total Corporation (2)			Consumer Banking
(Dollars in millions)	2025	2024	2023	2025	2024	2023
Net interest income	$60,705	$56,679	$57,498	$35,309	$33,078	$33,689
Noninterest income	53,001	49,796	45,838	8,364	8,358	8,342
Total revenue, net of interest expense	113,706	106,475	103,336	43,673	41,436	42,031
Provision for credit losses	5,675	5,821	4,394	4,649	4,987	5,158
Noninterest expense
Compensation and benefits (3,4)	42,346	40,182	38,330	6,063	5,896	5,983
Other noninterest expense(4)	27,381	26,630	27,515	16,634	16,208	15,433
Total noninterest expense	69,727	66,812	65,845	22,697	22,104	21,416
Income before income taxes	38,304	33,842	33,097	16,327	14,345	15,457
Income tax expense	7,795	6,869	6,792	4,082	3,586	3,864
Net income	$30,509	$26,973	$26,305	$12,245	$10,759	$11,593
Year-end total assets	$3,411,738	$3,261,299		$1,039,346	$1,034,370

	Global Wealth & Investment Management			Global Banking
	2025	2024	2023	2025	2024	2023
Net interest income	$7,197	$6,969	$7,147	$12,611	$13,235	$14,645
Noninterest income	17,686	15,960	13,958	11,497	10,513	9,910
Total revenue, net of interest expense	24,883	22,929	21,105	24,108	23,748	24,555
Provision for credit losses	35	4	6	943	883	(586)
Noninterest expense
Compensation and benefits (3,4)	12,064	11,126	10,120	4,670	4,521	4,345
Other noninterest expense(4)	6,557	6,115	5,716	7,746	7,332	6,999
Total noninterest expense	18,621	17,241	15,836	12,416	11,853	11,344
Income before income taxes	6,227	5,684	5,263	10,749	11,012	13,797
Income tax expense	1,557	1,421	1,316	2,956	3,028	3,725
Net income	$4,670	$4,263	$3,947	$7,793	$7,984	$10,072
Year-end total assets	$335,495	$338,367		$734,710	$670,505

	Global Markets			All Other
	2025	2024	2023	2025	2024	2023
Net interest income	$5,690	$3,375	$1,678	$(102)	$22	$339
Noninterest income	18,406	18,437	17,855	(2,952)	(3,472)	(4,227)
Total revenue, net of interest expense	24,096	21,812	19,533	(3,054)	(3,450)	(3,888)
Provision for credit losses	71	(32)	(131)	(23)	(21)	(53)
Noninterest expense
Compensation and benefits (3)	3,923	3,553	3,430	—	—	—
Other noninterest expense	11,495	10,373	9,776	575	1,688	4,043
Total noninterest expense	15,418	13,926	13,206	575	1,688	4,043
Income (loss) before income taxes	8,607	7,918	6,458	(3,606)	(5,117)	(7,878)
Income tax expense (benefit)	2,496	2,296	1,776	(3,296)	(3,462)	(3,889)
Net income (loss)	$6,111	$5,622	$4,682	$(310)	$(1,655)	$(3,989)
Year-end total assets	$1,032,858	$876,548		$269,329	$341,509
(1)Segment results are presented on an FTE basis and include additional net interest income and income tax expense, related to tax-exempt securities, of $609 million, $619 million and $567 million in 2025, 2024 and 2023, respectively, as compared to the Consolidated Statement of Income.
(2)There were no material intersegment revenues.
(3)Represents the compensation and benefits directly incurred by each segment. Corporate overhead compensation and benefits are allocated to the segments through other noninterest expense.
(4)Prior periods have been revised to reflect realignment of certain headcount between segments.

167 Bank of America

The table below presents noninterest income and the associated components for 2025, 2024 and 2023, for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation			Consumer Banking			Global Wealth & Investment Management
(Dollars in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Fees and commissions:
Card income
Interchange fees	$3,876	$4,013	$3,983	$3,047	$3,194	$3,157	$(36)	$(20)	$(12)
Other card income	2,483	2,271	2,071	2,409	2,238	2,107	69	61	57
Total card income	6,359	6,284	6,054	5,456	5,432	5,264	33	41	45
Service charges
Deposit-related fees	5,044	4,708	4,382	2,528	2,445	2,317	50	44	41
Lending-related fees	1,413	1,347	1,302	—	—	—	64	53	37
Total service charges	6,457	6,055	5,684	2,528	2,445	2,317	114	97	78
Investment and brokerage services
Asset management fees	15,601	13,875	12,002	245	207	197	15,369	13,668	11,805
Brokerage fees	4,355	3,891	3,561	115	113	111	1,650	1,570	1,408
Total investment and brokerage services	19,956	17,766	15,563	360	320	308	17,019	15,238	13,213
Investment banking fees
Underwriting income	3,320	3,275	2,235	—	—	—	265	246	171
Syndication fees	1,420	1,221	898	—	—	—	—	—	—
Financial advisory services	1,890	1,690	1,575	—	—	—	3	—	—
Total investment banking fees	6,630	6,186	4,708	—	—	—	268	246	171
Total fees and commissions	39,402	36,291	32,009	8,344	8,197	7,889	17,434	15,622	13,507
Market making and similar activities	12,014	12,967	12,732	26	21	20	127	143	137
Other income (loss)	1,585	538	1,097	(6)	140	433	125	195	314
Total noninterest income	$53,001	$49,796	$45,838	$8,364	$8,358	$8,342	$17,686	$15,960	$13,958

	Global Banking			Global Markets			All Other
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Fees and commissions:
Card income
Interchange fees	$800	$773	$772	$65	$66	$66	$—	$—	$—
Other card income	16	13	9	—	—	—	(11)	(41)	(102)
Total card income	816	786	781	65	66	66	(11)	(41)	(102)
Service charges
Deposit-related fees	2,403	2,128	1,943	59	88	79	4	3	2
Lending-related fees	1,035	1,007	1,009	314	287	256	—	—	—
Total service charges	3,438	3,135	2,952	373	375	335	4	3	2
Investment and brokerage services
Asset management fees	—	—	—	—	—	—	(13)	—	—
Brokerage fees	79	91	57	2,511	2,128	1,993	—	(11)	(8)
Total investment and brokerage services	79	91	57	2,511	2,128	1,993	(13)	(11)	(8)
Investment banking fees
Underwriting income	1,303	1,305	922	1,968	1,892	1,298	(216)	(168)	(156)
Syndication fees	732	644	505	688	577	393	—	—	—
Financial advisory services	1,707	1,504	1,392	181	186	183	(1)	—	—
Total investment banking fees	3,742	3,453	2,819	2,837	2,655	1,874	(217)	(168)	(156)
Total fees and commissions	8,075	7,465	6,609	5,786	5,224	4,268	(237)	(217)	(264)
Market making and similar activities	274	275	190	12,064	12,778	13,430	(477)	(250)	(1,045)
Other income (loss)	3,148	2,773	3,111	556	435	157	(2,238)	(3,005)	(2,918)
Total noninterest income	$11,497	$10,513	$9,910	$18,406	$18,437	$17,855	$(2,952)	$(3,472)	$(4,227)

Bank of America 168

NOTE 24 Parent Company Information
The following tables present the Parent Company-only financial information.

Condensed Statement of Income

(Dollars in millions)	2025	2024	2023
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$33,600	$21,300	$22,384
Interest from subsidiaries	19,676	21,589	21,314
Other income (loss)	(1,336)	(1,223)	(1,012)
Total income	51,940	41,666	42,686
Expense
Interest on borrowed funds from subsidiaries	1,071	1,108	896
Other interest expense	11,750	14,060	14,119
Noninterest expense	1,576	1,580	1,699
Total expense	14,397	16,748	16,714
Income before income taxes and equity in undistributed earnings of subsidiaries	37,543	24,918	25,972
Income tax expense	808	773	838
Income before equity in undistributed earnings of subsidiaries	36,735	24,145	25,134
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	(6,338)	2,750	993
Nonbank companies and related subsidiaries	112	78	178
Total equity in undistributed earnings (losses) of subsidiaries	(6,226)	2,828	1,171
Net income	$30,509	$26,973	$26,305

Condensed Balance Sheet

	December 31
(Dollars in millions)	2025	2024
Assets
Cash held at bank subsidiaries	$7,686	$4,613
Securities	703	660
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	254,525	231,931
Banks and related subsidiaries	59	146
Nonbank companies and related subsidiaries	441	985
Investments in subsidiaries:
Bank holding companies and related subsidiaries	310,216	309,361
Nonbank companies and related subsidiaries	3,907	3,783
Other assets	6,246	6,658
Total assets	$583,783	$558,137
Liabilities and shareholders’ equity
Accrued expenses and other liabilities	$16,498	$16,360
Payables to subsidiaries:
Banks and related subsidiaries	214	114
Bank holding companies and related subsidiaries	388	14
Nonbank companies and related subsidiaries	29,324	21,011
Long-term debt	234,116	226,675
Total liabilities	280,540	264,174
Shareholders’ equity	303,243	293,963
Total liabilities and shareholders’ equity	$583,783	$558,137

169 Bank of America

Condensed Statement of Cash Flows

(Dollars in millions)	2025	2024	2023
Operating activities
Net income	$30,509	$26,973	$26,305
Reconciliation of net income (loss) to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	6,226	(2,828)	(1,171)
Other operating activities, net	10,202	1,986	3,395
Net cash provided by operating activities	46,937	26,131	28,529
Investing activities
Net purchases of securities	(17)	(17)	(15)
Net payments from (to) subsidiaries	(22,125)	16,858	(21,267)
Other investing activities, net	(24)	—	(43)
Net cash provided by (used in) investing activities	(22,166)	16,841	(21,325)
Financing activities
Net increase in short-term borrowings	1	—	—
Net increase in other advances	8,748	3,542	2,825
Proceeds from issuance of long-term debt	36,510	17,817	23,950
Retirement of long-term debt	(38,785)	(36,416)	(25,366)
Proceeds from issuance of preferred stock and warrants	5,493	—	—
Redemption of preferred stock	(2,669)	(5,254)	—
Common stock repurchased	(21,433)	(13,104)	(4,576)
Cash dividends paid	(9,563)	(9,503)	(9,087)
Net cash used in financing activities	(21,698)	(42,918)	(12,254)
Net increase (decrease) in cash held at bank subsidiaries	3,073	54	(5,050)
Cash held at bank subsidiaries at January 1	4,613	4,559	9,609
Cash held at bank subsidiaries at December 31	$7,686	$4,613	$4,559
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

(Dollars in millions)		Total Assets at Year End (1)	Total Revenue, Net of Interest Expense (2)	Income Before Income Taxes	Net Income
U.S. (3)	2025	$2,870,362	$97,687	$33,397	$27,327
	2024	2,817,124	92,434	29,701	24,443
	2023		89,759	28,721	23,454
Asia	2025	177,742	6,004	1,925	1,402
	2024	153,489	5,184	1,616	1,176
	2023		4,952	1,512	1,139
Europe, Middle East and Africa	2025	315,024	7,561	1,624	1,151
	2024	257,696	6,499	1,061	788
	2023		6,393	1,532	1,090
Latin America and the Caribbean	2025	48,610	1,845	749	629
	2024	32,990	1,739	845	566
	2023		1,665	765	622
Total Non-U.S.	2025	541,376	15,410	4,298	3,182
	2024	444,175	13,422	3,522	2,530
	2023		13,010	3,809	2,851
Total Consolidated	2025	$3,411,738	$113,097	$37,695	$30,509
	2024	3,261,299	105,856	33,223	26,973
	2023		102,769	32,530	26,305
(1)Total assets include long-lived assets, which are primarily located in the U.S.
(2)There were no material intercompany revenues between geographic regions for any of the periods presented.
(3)Substantially reflects the U.S.

Bank of America 170

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

171 Bank of America

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
Risk-adjusted Margin – Difference between total revenue, net of interest expense, and net charge-offs divided by average loans.

Bank of America 172

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
AI	Artificial intelligence
ALM	Asset and liability management
AUM	Assets under management
AVM	Automated valuation model
BANA	Bank of America, National Association
BHC	Bank holding company
BofAS	BofA Securities, Inc.
BofASE	BofA Securities Europe SA
bps	Basis points
BSBY	Bloomberg Short-Term Bank Yield Index
CAE	Chief Audit Executive
CCAR	Comprehensive Capital Analysis and Review
CCP	Central counterparty clearinghouses
CCPA	California’s Consumer Privacy Act
CDO	Collateralized debt obligation
CECL	Current expected credit losses
CEO	Chief Executive Officer
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CLO	Collateralized loan obligation
CLTV	Combined loan-to-value
CRO	Chief Risk Officer
CVA	Credit valuation adjustment
DIF	Deposit Insurance Fund
DTA	Deferred tax assets
DVA	Debit valuation adjustment
ECB	European Central Bank
EPS	Earnings per common share
ERC	Enterprise Risk Committee
EU	European Union
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FLUs	Front line units
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GDPR	General Data Protection Regulation

GHG	Greenhouse gas
GLS	Global Liquidity Sources
GNMA	Government National Mortgage Association
GRM	Global Risk Management
G-SIB	Global systemically important bank
GWIM	Global Wealth & Investment Management
HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets
HTM	Held-to-maturity
ICAAP	Internal Capital Adequacy Assessment Process
IRLC	Interest rate lock commitment
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held-for-sale
LRR	Laws, Rules and Regulations
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLI	Merrill Lynch International
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MRC	Management Risk Committee
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
NOL	Net operating loss
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OECD	Organization for Economic Cooperation and Development
OREO	Other real estate owned
OTC	Over-the-counter
PCA	Prompt Corrective Action
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
RWA	Risk-weighted assets
SBLC	Standby letter of credit
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
SIFI	Systemically important financial institution
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
TLAC	Total loss-absorbing capacity
UDAAP	Unfair, deceptive, or abusive acts or practices
UTB	Unrecognized tax benefits
VA	U.S. Department of Veterans Affairs
VaR	Value-at-Risk
VIE	Variable interest entity

173 Bank of America

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
Report of Management on Internal Control Over Financial Reporting
The Report of Management on Internal Control Over Financial Reporting is set forth on page 88 and incorporated herein by reference. The Report of Independent Registered Public Accounting Firm with respect to the Corporation’s internal control over financial reporting is set forth on pages 89 and 90 and incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Trading Arrangements
During the fiscal quarter ended December 31, 2025, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Corporation’s securities.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. As previously disclosed in its related quarterly reports on Form 10-Q, the Corporation identified and reported certain activities pursuant to Section 13(r) for the first, second and third quarters of 2025. The information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025 is hereby incorporated by reference to such reports. Except as set forth below, as of the date of this Annual Report on Form 10-K, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended December 31, 2025 that requires disclosure under Section 13(r) of the Exchange Act.
During the fourth quarter of 2025, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed one authorized wire payment totaling $3,254 pursuant to a general license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) regarding certain activities in support of nongovernmental organizations. This payment was processed to a beneficiary bank subject to Executive Order 13224. There was no measurable gross revenue or net profit to the Corporation relating to these transactions, except nominal fees received by BANA for processing payments. The Corporation may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Bank of America Corporation and Subsidiaries
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers
The name, age, position and office, and business experience of our current executive officers are:
Dean C. Athanasia (59) Co-President since September 2025; President, Regional Banking from October 2021 to September 2025; President, Retail and Preferred & Small Business Banking from January 2019 to October 2021; Co-Head -- Consumer Banking from September 2014 to January 2019; and Preferred and Small Business Banking Executive from April 2011 to September 2014.
Alastair M. Borthwick (57) Executive Vice President and Chief Financial Officer since September 2025; Chief Financial Officer from November 2021 to September 2025; President of Global Commercial Banking from October 2012 to October 2021.
Sheri Bronstein (57) Chief People Officer since March 2025; Chief Human Resources Officer from January 2019 to March 2025; Global Human Resources Executive from July 2015 to January 2019; and HR Executive for Global Banking & Markets from March 2010 to July 2015.
James P. DeMare (56) Co-President since September 2025; President, Global Markets from September 2020 to September 2025; Global Co-Head of FICC Trading and Commercial Real Estate Banking from February 2015 to September 2020.
Hari Gopalkrishnan (57) Chief Technology and Information Officer since August 2025; Chief Information Officer for Consumer, Business & Wealth Management Technology from July 2023 to August 2025; Chief Information Officer for Retail, Preferred, Small Business, and Wealth Management Technology from September 2021 to July 2023; Head of Client Facing & Operations Technology Executive from July 2021 to September 2021; Head of Client Facing Platforms Technology from April 2015 to July 2021; Head of Consumer & Wealth Management eCommerce Tech & Consumer Banking Architecture & Strategy from September 2011 to April 2015.

Bank of America 174

Geoffrey S. Greener (61) Chief Risk Officer since April 2014; Head of Enterprise Capital Management from April 2011 to April 2014.
Bernard A. Mensah (57) President, International, CEO of Merrill Lynch International (MLI), BANA London Branch Head since August 2020. President of UK and Central and Eastern Europe, the Middle East, Africa, CEO of MLI, BANA London Branch and Co-Head of Global Fixed Income Currency and Commodities (FICC) Trading from September 2019 to August 2020; Co-Head of Global FICC Trading from March 2015 to September 2019.
Lauren A. Mogensen (63) Global General Counsel since November 2021; Head of Global Compliance & Operational Risk, and Reputational Risk from December 2013 to October 2021.
Brian T. Moynihan (66) Chair of the Board since October 2014, and Chief Executive Officer, and member of the Board of Directors since January 2010. President, January 2010 to September 2025.
Thong M. Nguyen (67) Vice Chair, Head of Global Strategy & Enterprise Platforms since October 2021; Vice Chairman from January 2019 to October 2021; Co-Head -- Consumer Banking from September 2014 to January 2019; Retail Banking Executive from April 2014 to September 2014; and Retail Strategy, and Operations & Digital Banking Executive from September 2012 to April 2014.
Thomas M. Scrivener (54) Chief Operations Executive since October 2021; Head of Consumer, Small Business & Wealth Management Operations from October 2019 to October 2021; Global Real Estate and Enterprise Initiatives Executive from September 2018 to October 2019; Enterprise Scenario Planning and Execution Executive from May 2016 to September 2018; Enterprise Stress Testing, Recovery & Resolution Planning Executive from June 2014 to March 2016.
Bruce R. Thompson (61) Vice Chair, Head of Enterprise Credit since October 2021; Vice Chairman, Head of Institutional Credit Exposure Management (from December 2020) and Wholesale Credit Underwriting and Monitoring (from May 2021) to October 2021; Vice Chairman, President of the EU & Switzerland and
CEO of Bank of America Europe DAC from May 2018 to December 2020; Vice Chairman of Bank of America Corporation from March 2016 to May 2018; Managing Director from July 2015 to March 2016; Chief Financial Officer from July 2011 to July 2015.
Information included under the following captions in the Corporation’s proxy statement relating to its 2026 annual meeting of shareholders (the 2026 Proxy Statement) is incorporated herein by reference:
●    “Proposal 1: Electing directors – Our director nominees;”
●    “Corporate governance – Additional corporate governance information;”
● “Corporate governance – Committees and membership;” and
●    “Corporate governance – Board meetings and attendance.”
●    “Stock ownership of directors, executive officers, and certain beneficial owners - Delinquent Section 16(a) Reports.”

The Corporation has an insider trading policy (Insider Trading Policy) that governs the purchase, sale and other dispositions of its securities by its directors, officers, employees and the Corporation itself. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Form 10-K (incorporated by reference to Exhibit 19 to the Corporation’s Annual Report on Form 10-K filed with the SEC on February 25, 2025).
Item 11. Executive Compensation
Information included under the following captions in the 2026 Proxy Statement is incorporated herein by reference:
●    “Compensation discussion and analysis;”
●    “Compensation and Human Capital Committee Report;”
●    “Executive compensation;”
●    “CEO pay ratio;”
●    “Corporate governance;” and
●    “Director compensation.”

175 Bank of America

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information included under the following caption in the 2026 Proxy Statement is incorporated herein by reference:
●    “Stock ownership of directors, executive officers, and certain beneficial owners.”
The table below presents information on equity compensation plans at December 31, 2025:

Plan Category (1)	(a) Number of Shares to be Issued Under Outstanding Options, Warrants and Rights (2)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (4)
Plans approved by shareholders	276,043,362	—	198,266,120
Plans not approved by shareholders	—	—	—
Total	276,043,362	—	198,266,120
(1)This table does not include 385,927 vested restricted stock units (RSUs) and stock option gain deferrals at December 31, 2025 that were assumed by the Corporation in connection with prior acquisitions under whose plans the awards were originally granted.
(2)Consists of outstanding RSUs. Includes 5,546,991 vested RSUs subject to a required post-vest holding period.
(3)RSUs do not have an exercise price and are delivered without any payment or consideration.
(4)Amount represents shares of common stock available for future issuance under the Bank of America Corporation Equity Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information included under the following captions in the 2026 Proxy Statement is incorporated herein by reference:
●    “Related person and certain other transactions;” and
●    “Corporate governance – Director independence.”
Item 14. Principal Accounting Fees and Services
Information included under the following caption in the 2026 Proxy Statement is incorporated herein by reference:
●    “Proposal 3: Ratifying the appointment of our independent registered public accounting firm for 2026.”

Bank of America 176

Part IV
Bank of America Corporation and Subsidiaries
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statement of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheet at December 31, 2025 and 2024
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
(2) Schedules:
None
(3) Index to Exhibits
With the exception of the information expressly incorporated herein by reference, the 2026 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof		10-Q	3.1	7/31/25	1-6523
3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		10-Q	3.2	7/30/24	1-6523
4.1	Indenture dated as of January 1, 1995 (for senior debt securities) between registrant (successor to NationsBank Corporation) and BankAmerica National Trust Company		S-3	4.1	2/1/95	33-57533
4.2	First Supplemental Indenture dated as of September 18, 1998 between registrant and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company) to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.3	11/18/98	1-6523
4.3	Second Supplemental Indenture dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and The Bank of New York, as Successor Trustee to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.4	6/14/01	1-6523
4.4	Third Supplemental Indenture dated as of July 28, 2004 between registrant and The Bank of New York to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.2	8/27/04	1-6523
4.5	Fourth Supplemental Indenture dated as of April 28, 2006 between registrant and The Bank of New York to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		S-3	4.6	5/5/06	333-133852
4.6	Fifth Supplemental Indenture dated as of December 1, 2008 between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York) to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.1	12/5/08	1-6523
4.7	Sixth Supplemental Indenture dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		10-K	4(ee)	2/25/11	1-6523
4.8	Seventh Supplemental Indenture dated as of January 13, 2017 between registrant and The Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.1	1/13/17	1-6523
4.9	Eighth Supplemental Indenture dated as of February 23, 2017 between registrant and the Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		10-K	4(a)	2/23/17	1-6523
4.10	Successor Trustee Agreement effective December 15, 1995 between registrant (successor to NationsBank Corporation) and First Trust of New York, National Association, as successor trustee to BankAmerica National Trust Company		S-3	4.2	6/28/96	333-07229
4.11	Agreement of Appointment and Acceptance dated as of December 29, 2006 between registrant and The Bank of New York Trust Company, N.A.		10-K	4(aaa)	2/28/07	1-6523
4.12	Form of Senior Registered Note		S-3	4.12	5/1/15	333-202354
4.13	Form of Registered Global Senior Medium-Term Note, Series L		S-3	4.13	5/1/15	333-202354
4.14	Form of Master Registered Global Senior Medium-Term Note, Series L		S-3	4.14	5/1/15	333-202354
4.15	Form of Registered Global Senior Medium-Term Note, Series M		8-K	4.2	1/13/17	1-6523
4.16	Form of Master Registered Global Senior Medium-Term Note, Series M		8-K	4.3	1/13/17	1-6523
4.17	Indenture dated as of January 1, 1995 (for subordinated debt securities) between registrant (successor to NationsBank Corporation) and The Bank of New York		S-3	4.5	2/1/95	33-57533
4.18	First Supplemental Indenture dated as of August 28, 1998 between registrant and The Bank of New York to the indenture dated as of January 1, 1995 (See Exhibit 4.17)		8-K	4.7	11/18/98	1-6523

177 Bank of America

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
4.19	Second Supplemental Indenture dated as of January 25, 2007 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) to the indenture dated as of January 1, 1995 (See Exhibit 4.17)		S-4	4.3	3/16/07	333-141361
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
4.32	Description of the Corporation's Securities	1
10.1	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009 (Pension Restoration Plan)	2	10-K	10(c)	2/27/09	1-6523
10.2	First Amendment to the Pension Restoration Plan dated December 18, 2009	2	10-K	10(c)	2/26/10	1-6523
10.3	Second Amendment to the Pension Restoration Plan dated June 29, 2012	2	10-K	10(a)	2/28/13	1-6523
10.4	Third Amendment to the Pension Restoration Plan dated March 26, 2013	2	10-K	10.4	2/19/20	1-6523
10.5	Fourth Amendment to the Pension Restoration Plan dated August 22, 2013	2	10-K	10.5	2/19/20	1-6523
10.6	Fifth Amendment to the Pension Restoration Plan dated December 5, 2014	2	10-K	10.6	2/19/20	1-6523
10.7	Sixth Amendment to the Pension Restoration Plan dated December 15, 2016	2	10-K	10.7	2/19/20	1-6523
10.8	Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan) as amended and restated effective January 1, 2015	2	10-K	10(c)	2/25/15	1-6523
10.9	First Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10(vv)	2/24/16	1-6523
10.10	Second Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	S-8	4(c)	11/19/19	333-234780
10.11	Third Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10.14	2/19/20	1-6523
10.12	Fourth Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10.15	2/24/21	1-6523
10.13	Fifth Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	1,2
10.14	Sixth Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	1,2
10.15	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002	2	10-K	10(g)	3/3/03	1-6523
10.16	Amendment to Bank of America Executive Incentive Compensation Plan, dated January 23, 2013	2	10-K	10(d)	2/28/13	1-6523
10.17	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005	2	10-K	10(g)	2/28/07	1-6523
10.18	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2019	2	10-K	10(f)	2/26/19	1-6523
10.19	Bank of America Corporation Key Employee Equity Plan (formerly known as the Key Associate Stock Plan), as amended and restated effective May 6, 2015 (2015 KEEP)	2	8-K	10.2	5/7/15	1-6523

Bank of America 178

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
10.20	First Amendment to the 2015 KEEP dated December 19, 2018	2	10-K	10(mm)	2/26/19	1-6523
10.21	Second Amendment to the 2015 KEEP dated April 24, 2019	2	8-K	10.1	4/24/19	1-6523
10.22	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 20, 2021 (2021 BACEP)	2	8-K	10.1	4/22/21	1-6523
10.23	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 25, 2023 (2023 BACEP)	2	8-K	10.1	4/28/23	1-6523
10.24	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 24, 2024 (2024 BACEP)	2	8-K	10.1	4/26/24	1-6523
10.25	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 22, 2025 (2025 BACEP)	2	8-K	10.1	4/24/25	1-6523
10.26	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2023 BACEP	2	10-K	10.24	2/25/25	1-6523
10.27	Form of Time-based Restricted Stock Units Award Agreement (February 2021) under the 2015 KEEP	2	10-Q	10.1	4/29/21	1-6523
10.28	Form of Performance Restricted Stock Units Award Agreement (February 2021) under the 2015 KEEP	2	10-Q	10.2	4/29/21	1-6523
10.29	Form of Cash-settled Restricted Stock Units Award Agreement under the 2021 BACEP	2	10-K	10.32	2/22/22	1-6523
10.30	Form of Time-Based Restricted Stock Units Award Agreement under the 2021 BACEP	2	10-K	10.33	2/22/22	1-6523
10.31	Form of Performance-Based Restricted Stock Units Award Agreement under the 2021 BACEP	2	10-K	10.34	2/22/22	1-6523
10.32	Form of Cash-Settled Restricted Stock Units Award Agreement under the 2023 BACEP	2	10-Q	10.1	4/30/24	1-6523
10.33	Form of Performance-Based Restricted Stock Units Award Agreement under the 2023 BACEP	2	10-Q	10.2	4/30/24	1-6523
10.34	Form of Time-Based Cash-Settled Restricted Stock Units Award Agreement under the 2023 BACEP	2	10-Q	10.3	4/30/24	1-6523
10.35	Form of Time-Based Share-Settled Restricted Stock Units Award Agreement under the 2023 BACEP	2	10-Q	10.4	4/30/24	1-6523
10.36	Form of Cash-Settled Restricted Stock Units Award Agreement under the 2024 BACEP	2	10-Q	10.1	4/30/25	1-6523
10.37	Form of Performance-Based Restricted Stock Units Award Agreement under the 2024 BACEP	2	10-Q	10.2	4/30/25	1-6523
10.38	Form of Time-Based Cash-Settled Restricted Stock Units Award Agreement under the 2024 BACEP	2	10-Q	10.3	4/30/25	1-6523
10.39	Form of Time-Based Share-Settled Restricted Stock Units Award Agreement under the 2024 BACEP	2	10-Q	10.4	4/30/25	1-6523
10.40	Form of Phantom Restricted Stock Units Award Agreement	2	10-K	10.35	2/22/22	1-6523
10.41	Amendment to various plans in connection with FleetBoston Financial Corporation merger dated October 27, 2003	2	10-K	10(v)	3/1/04	1-6523
10.42	FleetBoston Supplemental Executive Retirement Plan effective December 31, 2004	2	10-K	10(r)	3/1/05	1-6523
10.43	FleetBoston Executive Deferred Compensation Plan No. 2 effective December 16, 2003	2	10-K	10(u)	3/1/05	1-6523
10.44	FleetBoston Executive Supplemental Plan effective December 31, 2004	2	10-K	10(v)	3/1/05	1-6523
10.45	Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	2	10-K	10(p)	2/26/10	1-6523
10.46	First Amendment to the Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	2	10-K	10(I)	2/28/13	1-6523
10.47	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment	2	10-K	10(oo)	3/1/05	1-6523
10.48	Employment Agreement dated October 27, 2003 between registrant and Brian T. Moynihan	2	S-4	10(d)	12/4/03	333-110924
10.49	Cancellation Agreement dated October 26, 2005 between registrant and Brian T. Moynihan	2	8-K	10.1	10/26/05	1-6523
10.50	Agreement Regarding Participation in the Fleet Boston Supplemental Executive Retirement Plan dated October 26, 2005 between registrant and Brian T. Moynihan	2	8-K	10.2	10/26/05	1-6523
10.51	Securities Purchase Agreement dated August 25, 2011 between registrant and Berkshire Hathaway Inc. (including forms of the certificate of Designations, Warrant and Registration Rights Agreement)		8-K	1.1	8/25/11	1-6523
10.52	ESA Retention Agreement dated March 15, 2004 between the Corporation and Dean C. Athanasia	2	10-Q	10(c)	4/26/19	1-6523
10.53	Letter Agreement dated November 9, 2021 between the Corporation and James P. DeMare	2, 3	10-Q	10.1	4/29/22	1-6523
10.54	Employment Offer Letter dated March 4, 2019 between the Corporation and Matthew M. Koder	2, 3	10-Q	10.2	4/29/22	1-6523

179 Bank of America

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
10.55	Letter of Understanding dated March 4, 2019 between the Corporation and Matthew M. Koder	2, 3	10-Q	10.3	4/29/22	1-6523
10.56	Form of Acknowledgement of and Agreement to the Incentive Compensation Recoupment Policy	2	10-Q	10.5	4/30/24	1-6523
10.57	Form of Aircraft Time Sharing Agreement (Multiple Aircraft) between Bank of America, N.A. and certain executive officers of the Corporation, including Named Executive Officers	1,2,3
10.58	Form of BofA Securities Europe S.A. and Merrill Lynch International Appointment Letters with respect to service on the Board of Directors	1,2
18	Preferability Letter from PricewaterhouseCoopers LLP for Accounting Principle Change	1
19	Bank of America Corporation Insider Trading Policy		10-K	19	2/25/25	1-6523
21	Direct and Indirect Subsidiaries of Bank of America Corporation As of December 31, 2025	1
22	Subsidiary Issuers of Guaranteed Securities	1
23	Consent of PricewaterhouseCoopers LLP	1
24	Power of Attorney	1
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	4
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	4
97.1	Incentive Compensation Recoupment Policy		10-K	97.1	2/20/24	1-6523
99.1	Bank of America Corporation Corporate Policy Regarding Seeking Stockholder Approval of Future Severance Agreements		10-K	99.1	2/22/23	1-6523
101.INS	Inline XBRL Instance Document	5
101.SCH	Inline XBRL Taxonomy Extension Schema Document	1
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bank of America 180

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 25, 2026

Bank of America Corporation

By:	/s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian T. Moynihan	Chief Executive Officer, Chair and Director (Principal Executive Officer)	February 25, 2026
Brian T. Moynihan

*/s/ Alastair M. Borthwick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Alastair M. Borthwick

*/s/ Johnbull E. Okpara	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Johnbull E. Okpara

*/s/ Sharon L. Allen	Director	February 25, 2026
Sharon L. Allen

*/s/ José E. Almeida	Director	February 25, 2026
José E. Almeida

*/s/ Pierre J.P. de Weck	Director	February 25, 2026
Pierre J.P. de Weck

*/s/ Arnold W. Donald	Director	February 25, 2026
Arnold W. Donald

*/s/ Linda P. Hudson	Director	February 25, 2026
Linda P. Hudson

*/s/ Monica C. Lozano	Director	February 25, 2026
Monica C. Lozano

*/s/ Maria N. Martinez	Director	February 25, 2026
Maria N. Martinez

*/s/ Lionel L. Nowell III	Director	February 25, 2026
Lionel L. Nowell III

181 Bank of America

	Signature	Title	Date

	*/s/ Denise L. Ramos	Director	February 25, 2026
Denise L. Ramos

	*/s/ Clayton S. Rose	Director	February 25, 2026
Clayton S. Rose

	*/s/ Michael D. White	Director	February 25, 2026
Michael D. White

	*/s/ Thomas D. Woods	Director	February 25, 2026
Thomas D. Woods

	*/s/ Maria T. Zuber	Director	February 25, 2026
Maria T. Zuber

*By	/s/ Ross E. Jeffries, Jr.
Ross E. Jeffries, Jr. Attorney-in-Fact

Bank of America 182