Form 10-Q
period 2026-03-31
BANK OF AMERICA CORP /DE/
filed 2026-05-01
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Yes ☐ No ☑
On April 30, 2026, there were 7,096,590,651 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
March 31, 2026
Form 10-Q
INDEX
Part I. Financial Information

1 Bank of America

Part II. Other Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bank of America Corporation (the Corporation) and its management may make certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goals,” “outlook,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” Forward-looking statements represent the Corporation’s current expectations, plans or forecasts of its or its business segments’ future results, which may include, among other measures, revenue, liquidity, net interest income, other income, provision for credit losses, expenses, operating leverage, effective tax rate, efficiency ratio, capital measures, deposits and assets, as well as strategy, future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K and in any of the Corporation’s subsequent U.S. Securities and Exchange Commission (SEC) filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage, which are inherently difficult to predict, resulting from pending, threatened or future litigation and regulatory inquiries, demands, requests, investigations, proceedings and enforcement actions, which the Corporation is subject to in the ordinary course of business, including matters related to our processing of unemployment benefits for California and certain other states, the features of our automatic credit card payment service, the adequacy of the Corporation’s anti-money laundering and economic sanctions programs and the processing of electronic payments, including through the Zelle network, and related fraud, which are in various stages; in connection with ongoing litigation, the impact of certain changes to Visa’s and Mastercard’s respective card payment network rules and reductions in interchange fees for U.S.-based merchants; the possibility that the Corporation’s future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the impact of U.S. and global interest rates (including the potential for ongoing fluctuations in interest rates), inflation, currency exchange rates, economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, which may have varying effects across industries and geographies, and geopolitical instability; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including a deterioration in private credit markets, bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected, including due to changes in economic assumptions, which may include unemployment rates, real estate prices, gross domestic product levels and corporate bond spreads, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, such as the impact of trade policies, supply chain disruptions, commodity prices, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation's concentration of credit risk; the Corporation’s ability to achieve its expense targets (including noninterest expense) and expectations regarding revenue, net interest income, operating leverage, other income, provision for credit losses, net charge-offs, effective tax rate, loan or deposit growth or other projections and targets; variances to the underlying assumptions and judgments used in estimating banking book net interest income sensitivity; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations, including impacts from the 2025 Budget Reconciliation Act; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic payments and payment of checks, that were authorized by the customer but induced by fraud; the impact of failures or

Bank of America 2

disruptions in or breaches of the Corporation’s operations or information systems, or those of various third parties, including regulators and federal and state governments, such as from cybersecurity incidents; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and the ability to achieve potential benefits, such as increased productivity and cost savings; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental goals or the impact of any changes in the Corporation’s sustainability or human capital management strategy or goals; the impact of uncertain or changing political conditions, federal government shutdowns, including partial shutdowns, and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary, trade or regulatory policy; the emergence of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the Russia/Ukraine conflict, the conflicts in the Middle East, the possible expansion of such conflicts and potential geopolitical and economic consequences), civil unrest, terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At March 31, 2026, the Corporation had $3.5 trillion in assets and a headcount of approximately 212,000 employees. As of March 31, 2026, we served clients through operations across the U.S., its territories and more than 35 countries and/or jurisdictions. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 69 million consumer and small business clients with approximately 3,500 retail financial centers, approximately 15,000 automated teller machines (ATMs), and leading digital banking platforms (www.bankofamerica.com) with approximately 50 million active users, including approximately 42 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of $4.6 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
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
Recent Developments
Capital Management
On April 23, 2026, the Corporation’s Board of Directors (Board) declared a quarterly common stock dividend of $0.28 per share, payable on June 26, 2026 to shareholders of record as of June 5, 2026.
For more information on our capital resources, see Capital Management beginning on page 16.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended March 31
(Dollars in millions, except per share information)	2026	2025
Income statement
Net interest income	$15,745	$14,443
Noninterest income	14,527	13,804
Total revenue, net of interest expense	30,272	28,247
Provision for credit losses	1,337	1,480
Noninterest expense	18,531	17,770
Income before income taxes	10,404	8,997
Income tax expense	1,820	1,637
Net income	8,584	7,360
Preferred stock dividends and other	429	406
Net income applicable to common shareholders	$8,155	$6,954
Per common share information
Earnings	$1.12	$0.91
Diluted earnings	1.11	0.89
Dividends paid	0.28	0.26
Performance ratios
Return on average assets (1)	0.99%	0.89%
Return on average common shareholders’ equity (1)	11.95	10.37
Return on average tangible common shareholders’ equity (2)	16.00	13.97
Efficiency ratio (1)	61.22	62.91
	March 31 2026	December 31 2025

Balance sheet
Total loans and leases	$1,205,035	$1,185,700
Total assets	3,496,186	3,411,738
Total deposits	2,037,663	2,018,729
Total liabilities	3,195,518	3,108,495
Total common shareholders’ equity	275,672	277,251
Total shareholders’ equity	300,668	303,243
(1)For definitions, see Key Metrics on page 94.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most directly comparable financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 43.

3 Bank of America

Net income was $8.6 billion, or $1.11 per diluted share, for the three months ended March 31, 2026 compared to $7.4 billion, or $0.89 per diluted share, for the same period in 2025. The increase in net income was due to higher net interest income and noninterest income, as well as lower provision for credit losses, partially offset by higher noninterest expense.
Total assets increased $84.4 billion from December 31, 2025 to $3.5 trillion primarily driven by higher securities borrowed or purchased under agreements to resell and higher derivative assets to support Global Markets client activity, higher loans and leases due to growth in commercial loans, and higher cash and cash equivalents due to deposit inflows, partially offset by lower debt securities due to sales and maturities.
Total liabilities increased $87.0 billion from December 31, 2025 to $3.2 trillion primarily driven by higher trading account liabilities, customer trade payables and securities loaned or sold under agreements to repurchase to support Global Markets client activity, higher deposits in Consumer Banking and Global Banking, as well as higher short-term borrowings and long-term debt issuances for liquidity positioning.
Shareholders’ equity decreased $2.6 billion from December 31, 2025 primarily due to returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, as well as a preferred stock redemption and a decrease in accumulated other comprehensive income (OCI), partially offset by net income.
Net Interest Income
Net interest income increased $1.3 billion to $15.7 billion for the three months ended March 31, 2026 compared to the same period in 2025. Net interest yield on a fully taxable-equivalent (FTE) basis increased eight basis points (bps) to 2.07 percent for the three months ended March 31, 2026. The increases were primarily driven by higher net interest income related to Global Markets activity, deposit and loan growth, and fixed-asset repricing, partially offset by the impact of lower interest rates. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 5, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 40.
Noninterest Income

Table 2	Noninterest Income

		Three Months Ended March 31
(Dollars in millions)		2026	2025
Fees and commissions:
Card income		$1,493	$1,518
Service charges		1,674	1,561
Investment and brokerage services		5,541	4,813
Investment banking fees		1,841	1,523
Total fees and commissions		10,549	9,415
Market making and similar activities		3,637	3,584
Other income (loss)		341	805
Total noninterest income		$14,527	$13,804
Noninterest income increased $723 million to $14.5 billion for the three months ended March 31, 2026 compared to the same period in 2025. The following highlights the significant changes.

●    Service charges increased $113 million primarily due to higher treasury service charges.
●    Investment and brokerage services increased $728 million primarily driven by higher asset management fees reflecting higher market valuations and the impact of strong assets under management (AUM) flows, as well as higher brokerage fees due to increased transactional volume, partially offset by the impact of lower AUM pricing.
●    Investment banking fees increased $318 million driven by higher advisory fees, equity issuance and debt issuance fees.
●    Market making and similar activities increased $53 million primarily driven by higher trading revenue in Equities, partially offset by lower income from foreign currency risk management activities.
●    Other income decreased $464 million primarily due to gains recorded on leveraged finance activities in the prior-year period.
Provision for Credit Losses
The provision for credit losses decreased $143 million to $1.3 billion for the three months ended March 31, 2026 compared to the same period in 2025. For more information on the provision for credit losses, see Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended March 31
(Dollars in millions)		2026	2025
Compensation and benefits		$11,334	$10,889
Information processing and communications		2,018	1,894
Occupancy and equipment		1,900	1,856
Product delivery and transaction related		1,126	914
Professional fees		583	652
Marketing		533	506
Other general operating		1,037	1,059
Total noninterest expense		$18,531	$17,770
Noninterest expense increased $761 million to $18.5 billion for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily driven by higher revenue-related expenses, as well as continued investments in the business, including people and technology.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended March 31
(Dollars in millions)		2026	2025
Income before income taxes		$10,404	$8,997
Income tax expense		1,820	1,637
Effective tax rate		17.5%	18.2%
The effective tax rate decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher benefits related to the vesting of employee share-based awards in the current-year period.

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
For information on key segment performance metrics, see Business Segment Operations on page 8.

5 Bank of America

Table 5	Selected Quarterly Financial Data

	2026 Quarter	2025 Quarters
(In millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$15,745	$15,750	$15,233	$14,670	$14,443
Noninterest income	14,527	12,617	13,807	12,773	13,804
Total revenue, net of interest expense	30,272	28,367	29,040	27,443	28,247
Provision for credit losses	1,337	1,308	1,295	1,592	1,480
Noninterest expense	18,531	17,437	17,337	17,183	17,770
Income before income taxes	10,404	9,622	10,408	8,668	8,997
Income tax expense	1,820	1,975	2,076	1,498	1,637
Net income	8,584	7,647	8,332	7,170	7,360
Net income applicable to common shareholders	8,155	7,319	7,903	6,879	6,954
Average common shares issued and outstanding	7,256.1	7,364.9	7,466.0	7,581.2	7,677.9
Average diluted common shares issued and outstanding	7,417.5	7,546.9	7,627.1	7,651.6	7,770.8
Performance ratios
Return on average assets (1)	0.99%	0.89%	0.96%	0.84%	0.89%
Four-quarter trailing return on average assets (2)	0.92	0.89	0.88	0.84	0.84
Return on average common shareholders’ equity (1)	11.95	10.45	11.40	10.12	10.37
Return on average tangible common shareholders’ equity (3)	16.00	13.97	15.29	13.61	13.97
Return on average shareholders’ equity (1)	11.51	9.98	11.01	9.74	10.15
Return on average tangible shareholders’ equity (3)	14.98	12.97	14.35	12.77	13.32
Total ending equity to total ending assets	8.60	8.89	8.89	8.66	8.78
Common equity ratio (1)	7.88	8.13	8.12	7.98	8.17
Total average equity to total average assets	8.61	8.86	8.75	8.61	8.78
Dividend payout (1)	24.82	28.02	26.31	28.48	28.65
Per common share data
Earnings	$1.12	$0.99	$1.06	$0.91	$0.91
Diluted earnings	1.11	0.98	1.04	0.90	0.89
Dividends paid	0.28	0.28	0.28	0.26	0.26
Book value (1)	38.66	38.44	37.72	36.92	36.17
Tangible book value (3)	28.84	28.73	28.16	27.49	26.90
Market capitalization	$347,583	$396,686	$378,125	$351,904	$315,482
Average balance sheet
Total loans and leases	$1,189,528	$1,170,895	$1,153,035	$1,128,453	$1,093,738
Total assets	3,512,490	3,427,791	3,433,447	3,430,280	3,349,011
Total deposits	2,016,929	2,012,523	1,991,434	1,973,761	1,958,332
Long-term debt	253,997	245,470	247,425	249,104	241,036
Common shareholders’ equity	276,753	277,881	275,149	272,756	271,880
Total shareholders’ equity	302,501	303,873	300,381	295,329	294,187
Asset quality
Allowance for credit losses (4)	$14,309	$14,380	$14,361	$14,434	$14,366
Nonperforming loans, leases and foreclosed properties (5)	5,933	5,905	5,470	6,104	6,201
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.09%	1.12%	1.14%	1.17%	1.20%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	225	228	248	222	218
Net charge-offs	$1,409	$1,287	$1,367	$1,525	$1,452
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.48%	0.44%	0.47%	0.55%	0.54%
Capital ratios at period end (6)
Common equity tier 1 capital	11.2%	11.4%	11.6%	11.5%	11.8%
Tier 1 capital	12.6	12.8	13.1	12.9	13.0
Total capital	14.5	14.7	15.0	14.8	15.0
Tier 1 leverage	6.5	6.8	6.8	6.7	6.8
Supplementary leverage ratio	5.5	5.7	5.8	5.7	5.7
Tangible equity (3)	6.7	7.0	7.0	6.8	6.8
Tangible common equity (3)	6.0	6.2	6.2	6.1	6.2
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	26.1%	26.3%	27.0%	27.1%	27.4%
Total loss-absorbing capacity to supplementary leverage exposure	11.3	11.7	11.9	12.0	12.1
Eligible long-term debt to risk-weighted assets	12.6	12.7	13.1	13.5	13.6
Eligible long-term debt to supplementary leverage exposure	5.5	5.7	5.8	6.0	6.0
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
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 16.

Bank of America 6

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	First Quarter 2026			First Quarter 2025
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$244,128	$2,087	3.47%	$272,012	$2,810	4.19%
Time deposits placed and other short-term investments	10,470	77	2.98	9,202	92	4.04
Federal funds sold and securities borrowed or purchased under agreements to resell	346,289	3,857	4.52	322,012	3,774	4.75
Trading account assets	258,038	3,232	5.08	231,437	3,034	5.31
Debt securities	914,990	6,307	2.77	923,747	6,786	2.95
Loans and leases (2)
Residential mortgage	236,089	2,084	3.54	228,638	1,916	3.36
Home equity	26,884	352	5.31	25,849	366	5.74
Credit card	103,087	2,822	11.10	100,173	2,838	11.49
Direct/Indirect and other consumer	114,167	1,453	5.17	106,847	1,432	5.43
Total consumer	480,227	6,711	5.65	461,507	6,552	5.74
U.S. commercial	466,097	5,776	5.02	411,783	5,427	5.34
Non-U.S. commercial	158,080	1,851	4.75	138,853	2,058	6.01
Commercial real estate (3)	68,829	963	5.67	65,751	1,020	6.29
Commercial lease financing	16,295	233	5.74	15,844	215	5.46
Total commercial	709,301	8,823	5.04	632,231	8,720	5.59
Total loans and leases	1,189,528	15,534	5.29	1,093,738	15,272	5.65
Other earning assets	136,534	2,427	7.20	114,695	2,443	8.63
Total earning assets	3,099,977	33,521	4.38	2,966,843	34,211	4.67
Cash and due from banks	25,877			23,700
Other assets, less allowance for loan and lease losses	386,636			358,468
Total assets	$3,512,490			$3,349,011
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$1,109,607	$4,940	1.81%	$1,068,521	$5,526	2.10%
Time and savings deposits	251,937	1,689	2.72	262,711	2,119	3.27
Total U.S. interest-bearing deposits	1,361,544	6,629	1.97	1,331,232	7,645	2.33
Non-U.S. interest-bearing deposits	129,047	672	2.11	116,733	987	3.42
Total interest-bearing deposits	1,490,591	7,301	1.99	1,447,965	8,632	2.42
Federal funds purchased and securities loaned or sold under agreements to repurchase	384,213	4,287	4.52	385,091	4,629	4.87
Short-term borrowings and other interest-bearing liabilities	198,232	2,223	4.55	160,226	2,334	5.91
Trading account liabilities	52,927	745	5.71	53,678	707	5.34
Long-term debt	253,997	3,058	4.86	241,036	3,321	5.56
Total interest-bearing liabilities	2,379,960	17,614	3.00	2,287,996	19,623	3.47
Noninterest-bearing sources
Noninterest-bearing deposits	526,338			510,367
Other liabilities (4)	303,691			256,461
Shareholders’ equity	302,501			294,187
Total liabilities and shareholders’ equity	$3,512,490			$3,349,011
Net interest spread			1.38%			1.20%
Impact of noninterest-bearing sources			0.69			0.79
Net interest income/yield on earning assets (5)		$15,907	2.07%		$14,588	1.99%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 40.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $63.1 billion and $59.8 billion, and non-U.S. commercial real estate loans of $5.8 billion and $5.9 billion for the first quarter of 2026 and 2025.
(4)Includes $77.3 billion and $53.7 billion of structured notes and liabilities for the first quarter of 2026 and 2025.
(5)Net interest income includes FTE adjustments of $162 million and $145 million for the first quarter of 2026 and 2025.

7 Bank of America

Business Segment Operations
Segment Description and Basis of Presentation
We report our results of operations through four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We manage our segments and report their results on an FTE basis. For more information, see Business Segment Operations in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
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
For more information on our presentation of financial information on an FTE basis, see Supplemental Financial Data on page 5, and for reconciliations to consolidated total revenue, net income and period--end total assets, see Note 17 – Business Segment Information to the Consolidated Financial Statements.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators that management uses when evaluating segment results. We believe they are useful to investors because they provide additional information about our segments’ operational performance, client trends and business growth.
Consumer Banking

	Three Months Ended March 31
(Dollars in millions)	2026	2025	% Change
Net interest income	$8,993	$8,505	6%
Noninterest income:
Card income	1,273	1,297	(2)
Service charges	638	618	3
All other income	145	73	99
Total noninterest income	2,056	1,988	3
Total revenue, net of interest expense	11,049	10,493	5

Provision for credit losses	1,132	1,292	(12)
Noninterest expense	5,837	5,826	—
Income before income taxes	4,080	3,375	21
Income tax expense	1,020	844	21
Net income	$3,060	$2,531	21

Effective tax rate	25.0%	25.0%

Net interest yield	3.66	3.48
Efficiency ratio	52.82	55.53
Return on average allocated capital	27	23

Balance Sheet

	Three Months Ended March 31
Average	2026	2025	% Change
Total loans and leases	$322,164	$315,038	2%
Total earning assets	996,431	992,252	—
Total assets	1,034,670	1,029,320	1
Total deposits	950,809	947,550	—
Allocated capital	45,500	44,000	3

Period end	March 31 2026	December 31 2025	% Change
Total loans and leases	$321,196	$325,871	(1)%
Total earning assets	1,019,832	998,969	2
Total assets	1,058,618	1,039,346	2
Total deposits	973,306	956,265	2
Consumer Banking offers a diversified range of lending, deposit and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Consumer Banking Results
Net income for Consumer Banking increased $529 million to $3.1 billion compared to the same period in 2025 primarily due to higher revenue and lower provision for credit losses. Net interest income increased $488 million to $9.0 billion primarily driven by higher deposit spreads, as well as loan and deposit balances. Noninterest income increased $68 million to $2.1 billion, primarily due to results from the allocation of asset and liability management (ALM) activities.
The provision for credit losses decreased $160 million to $1.1 billion primarily due to improved asset quality in credit card. Noninterest expense remained relatively unchanged at $5.8 billion.
The return on average allocated capital was 27 percent, up from 23 percent, due to higher net income, partially offset by an increase in allocated capital. For information on capital

Bank of America 8

allocated to the business segments, see Business Segment Operations on page 8.
Average loans and leases increased $7.1 billion to $322.2 billion due to growth across all products.
Average deposits increased $3.3 billion to $950.8 billion primarily due to net inflows of $9.1 billion in checking and $7.9 billion in time deposits, partially offset by net outflows of $13.8 billion in money market and other savings.
Consumer investment assets increased $75.6 billion to $573.3 billion driven by higher market valuations and positive net client flows.
Key Statistics
The table below provides key performance indicators for deposit spreads, other period-end information, credit and debit card and loan production activities.

Key Statistics

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Deposit Spreads
Total deposit spreads (excludes noninterest costs)	3.01%	2.85%

Period end
Consumer investment assets (in millions) (1)	$573,254	$497,680
Active digital banking users (in thousands) (2)	49,986	49,028
Active mobile banking users (in thousands) (3)	41,766	40,492
Financial centers	3,540	3,681
ATMs	14,902	14,866

Credit and Debit Card
Total credit card (4)
Gross interest yield (5)	11.64%	12.12%
Risk-adjusted margin (6)	6.69	6.68
New accounts (in thousands)	884	913
Purchase volumes	$92,972	$88,208
Debit card purchase volumes	151,934	140,197

Loan Production (7)
Consumer Banking:
First mortgage	$3,066	$1,857
Home equity	2,000	1,834
Total (8):
First mortgage	$6,432	$4,508
Home equity	2,462	2,214
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
Active mobile banking users increased by more than one million, reflecting client growth and continuing changes in our clients’ banking preferences. We had a net decrease of 141 financial centers and an increase of 36 ATMs as we continued to optimize our consumer banking network.
During the three months ended March 31, 2026, the total risk-adjusted margin increased one basis point primarily driven by lower net charge-offs, largely offset by lower card-related fee income and lower net interest margin due to loan balance mix. Total credit card purchase volumes increased $4.8 billion to $93.0 billion, and debit card purchase volumes increased $11.7 billion to $151.9 billion, reflecting higher levels of consumer spending.

During the three months ended March 31, 2026, first mortgage loan originations for Consumer Banking and the total Corporation increased $1.2 billion and $1.9 billion compared to the same period in 2025 primarily driven by higher demand.
During the three months ended March 31, 2026, home equity production in Consumer Banking and the total Corporation increased $166 million and $248 million compared to the same period in 2025 primarily driven by higher demand.

9 Bank of America

Global Wealth & Investment Management

	Three Months Ended March 31
(Dollars in millions)	2026	2025	% Change
Net interest income	$1,862	$1,765	5%
Noninterest income:
Investment and brokerage services	4,671	4,089	14
All other income	179	162	10
Total noninterest income	4,850	4,251	14
Total revenue, net of interest expense	6,712	6,016	12

Provision for credit losses	2	14	(86)
Noninterest expense	4,938	4,659	6
Income before income taxes	1,772	1,343	32
Income tax expense	443	336	32
Net income	$1,329	$1,007	32

Effective tax rate	25.0%	25.0%

Net interest yield	2.37	2.26
Efficiency ratio	73.58	77.44
Return on average allocated capital	24	21

Balance Sheet

	Three Months Ended March 31
Average	2026	2025	% Change
Total loans and leases	$262,150	$232,326	13%
Total earning assets	318,978	316,887	1
Total assets	333,409	330,607	1
Total deposits	286,578	286,399	—
Allocated capital	22,250	19,750	13

Period end	March 31 2026	December 31 2025	% Change
Total loans and leases	$264,070	$261,303	1%
Total earning assets	321,554	320,899	—
Total assets	336,511	335,495	—
Total deposits	287,719	289,854	(1)
GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For more information on GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Net income for GWIM increased $322 million to $1.3 billion for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher revenue, partially offset by higher noninterest expense. The operating margin was 26 percent compared to 22 percent a year ago.
Net interest income increased $97 million to $1.9 billion primarily driven by loan growth.
Noninterest income, which primarily includes investment and brokerage services income, increased $599 million to $4.9 billion. The increase was primarily driven by higher asset management fees, which increased 15 percent to $4.2 billion, reflecting higher market valuations and the impact of strong AUM flows, as well as higher brokerage fees due to increased transactional volume, partially offset by the impact of lower AUM pricing.
Noninterest expense increased $279 million to $4.9 billion primarily due to higher revenue-related incentives.

The return on average allocated capital was 24 percent, up from 21 percent, due to higher net income, partially offset by an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 8.
Average loans and leases increased $29.8 billion to $262.2 billion primarily driven by custom lending, securities-based lending and residential mortgage. Average deposits increased $179 million to $286.6 billion, with growth in banking balances largely offset by a decline in brokerage deposits due to clients moving balances to higher yielding cash alternatives.
Merrill Wealth Management revenue of $5.6 billion increased 11 percent primarily driven by higher asset management fees reflecting higher market valuations and the impact of strong AUM flows, as well as higher brokerage fees due to increased transactional volume, partially offset by the impact of lower AUM pricing.
Bank of America Private Bank revenue of $1.1 billion increased 14 percent primarily driven by higher net interest income from loan and deposit growth, as well as higher asset management fees reflecting higher market valuations and the impact of strong AUM flows.

Bank of America 10

Key Indicators and Metrics

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Revenue by Business
Merrill Wealth Management	$5,579	$5,019
Bank of America Private Bank	1,133	997
Total revenue, net of interest expense	$6,712	$6,016

Client Balances by Business, at period end
Merrill Wealth Management	$3,815,389	$3,486,594
Bank of America Private Bank	757,017	670,600
Total client balances	$4,572,406	$4,157,194

Client Balances by Type, at period end
Assets under management	$2,115,782	$1,855,657
Brokerage and other assets	1,946,617	1,821,203
Deposits	287,719	285,063
Loans and leases (1)	266,657	236,641
Less: Managed deposits in assets under management	(44,369)	(41,370)
Total client balances	$4,572,406	$4,157,194

Assets Under Management Rollforward
Assets under management, beginning of period	$2,177,708	$1,882,211
Net client flows	20,372	23,957
Market valuation/other	(82,298)	(50,511)
Total assets under management, end of period	$2,115,782	$1,855,657
(1)Includes margin receivables, which are classified in customer and other receivables on the Consolidated Balance Sheet.
Client Balances
Client balances increased $415.2 billion, or 10 percent, to $4.6 trillion at March 31, 2026 compared to March 31, 2025. The increase in client balances was driven by higher market valuations and positive net client flows.

11 Bank of America

Global Banking

	Three Months Ended March 31
(Dollars in millions)	2026	2025	% Change
Net interest income	$3,230	$3,151	3%
Noninterest income:
Service charges	904	826	9
Investment banking fees	1,047	847	24
All other income	1,106	1,168	(5)
Total noninterest income	3,057	2,841	8
Total revenue, net of interest expense	6,287	5,992	5

Provision for credit losses	185	154	20
Noninterest expense	3,223	3,184	1
Income before income taxes	2,879	2,654	8
Income tax expense	792	730	8
Net income	$2,087	$1,924	8

Effective tax rate	27.5%	27.5%

Net interest yield	1.91	2.10
Efficiency ratio	51.27	53.14
Return on average allocated capital	16	15

Balance Sheet

	Three Months Ended March 31
Average	2026	2025	% Change
Total loans and leases	$396,988	$378,733	5%
Total earning assets	685,393	608,793	13
Total assets	749,898	673,883	11
Total deposits	647,583	575,185	13
Allocated capital	54,250	50,750	7

Period end	March 31 2026	December 31 2025	% Change
Total loans and leases	$406,982	$388,998	5%
Total earning assets	681,219	671,354	1
Total assets	745,299	734,710	1
Total deposits	647,018	641,211	1
Global Banking, which includes Global Corporate Banking, Global Commercial Banking, Business Banking and Global Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions, and underwriting and advisory services through our network of global offices and client relationship teams. For more information about Global Banking, see Business Segment Operations in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Net income for Global Banking increased $163 million to $2.1 billion for the three months ended March 31, 2026 compared to the same period in 2025 driven by higher revenue, partially offset by higher noninterest expense and higher provision for credit losses.
Net interest income increased $79 million to $3.2 billion primarily due to the benefit of higher average deposit and loan balances, partially offset by the impact of lower interest rates.
Noninterest income increased $216 million to $3.1 billion primarily due to higher investment banking fees, revenue from tax-related equity investment activity and higher treasury service charges, partially offset by gains related to sales of certain leveraged finance positions in the prior-year period.
The provision for credit losses increased $31 million to $185 million primarily driven by loan growth in the commercial and industrial portfolio and a qualitative reserve build related to uncertainties associated with the ongoing conflicts in the Middle East, partially offset by improved asset quality within the commercial real estate portfolio.
Noninterest expense was $3.2 billion, relatively unchanged from the same period a year ago.
The return on average allocated capital was 16 percent, up from 15 percent, due to higher net income, partially offset by an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 8.
Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of results, which exclude certain investment banking and other activities in Global Banking.

Bank of America 12

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended March 31
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Business Lending	$1,092	$949	$1,137	$1,109	$48	$54	$2,277	$2,112
Global Transaction Services	1,406	1,288	1,095	1,032	384	360	2,885	2,680
Total revenue, net of interest expense	$2,498	$2,237	$2,232	$2,141	$432	$414	$5,162	$4,792

Balance Sheet

Average
Total loans and leases	$182,543	$171,087	$201,992	$195,775	$12,353	$11,779	$396,888	$378,641
Total deposits	360,972	317,620	229,011	205,341	57,600	52,225	647,583	575,186

Period end
Total loans and leases	$188,047	$175,916	$206,384	$196,502	$12,548	$11,770	$406,979	$384,188
Total deposits	356,162	335,905	232,338	204,422	58,517	51,293	647,017	591,620
Business Lending revenue increased $165 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily driven by tax-related equity investment activity in affordable housing and renewable energy.
Global Transaction Services revenue increased $205 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily driven by the benefit of higher average deposit balances and higher treasury service charges, partially offset by the impact of lower interest rates.
Average loans and leases of $396.9 billion increased five percent for the three months ended March 31, 2026 compared to the same period in 2025 due to client demand. Average deposits of $647.6 billion increased 13 percent due to growth in deposit balances from existing clients and the addition of new clients.
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

Investment Banking Fees

	Global Banking		Total Corporation
	Three Months Ended March 31
(Dollars in millions)	2026	2025	2026	2025
Products
Advisory	$497	$339	$553	$384
Debt issuance	420	409	986	942
Equity issuance	130	99	353	272
Gross investment banking fees	1,047	847	1,892	1,598
Self-led deals	(14)	(28)	(51)	(75)
Total investment banking fees	$1,033	$819	$1,841	$1,523
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, increased 21 percent to $1.8 billion for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher advisory fees, equity issuance and debt issuance fees.

13 Bank of America

Global Markets

	Three Months Ended March 31
(Dollars in millions)	2026	2025	% Change
Net interest income	$1,861	$1,189	57%
Noninterest income:
Investment and brokerage services	760	627	21
Investment banking fees	762	681	12
Market making and similar activities	3,721	3,622	3
All other income	5	466	(99)
Total noninterest income	5,248	5,396	(3)
Total revenue, net of interest expense	7,109	6,585	8

Provision for credit losses	27	28	(4)
Noninterest expense	4,370	3,811	15
Income before income taxes	2,712	2,746	(1)
Income tax expense	705	796	(11)
Net income	$2,007	$1,950	3

Effective tax rate	26.0%	29.0%

Efficiency ratio	61.47	57.88
Return on average allocated capital	15	16

Balance Sheet	Three Months Ended March 31
Average	2026	2025	% Change
Trading-related assets:
Trading account securities	$387,514	$346,590	12%
Reverse repurchases	157,053	143,605	9
Securities borrowed	140,148	136,800	2
Derivative assets	45,258	41,242	10
Total trading-related assets	729,973	668,237	9
Total loans and leases	201,237	159,625	26
Total earning assets	874,270	767,592	14
Total assets	1,101,576	969,282	14
Total deposits	39,752	38,809	2
Allocated capital	53,500	49,000	9

Period end	March 31 2026	December 31 2025	% Change
Total trading-related assets	$727,035	$670,949	8%
Total loans and leases	205,941	202,733	2
Total earning assets	866,402	814,196	6
Total assets	1,091,745	1,032,858	6
Total deposits	38,012	40,614	(6)
Global Markets offers sales and trading services and research services to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. For more information about Global Markets, see Business Segment Operations in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
The following explanations for period-over-period changes in results for Global Markets, including those disclosed under Sales and Trading Revenue, are the same for amounts including and excluding net DVA. Amounts excluding net DVA are non-GAAP financial measures. For more information on net DVA, see Supplemental Financial Data on page 5.
Net income for Global Markets increased $57 million to $2.0 billion for the three months ended March 31, 2026 compared to the same period in 2025. Net DVA gains were $63 million compared to $19 million in 2025. Excluding net DVA, net income increased $23 million to $2.0 billion.

Revenue increased $524 million to $7.1 billion primarily due to higher sales and trading revenue, partially offset by gains related to sales of certain leveraged finance positions in the prior-year period. Sales and trading revenue increased $722 million, and excluding net DVA, increased $678 million. These increases were primarily driven by higher revenue in Equities.
Noninterest expense increased $559 million to $4.4 billion primarily driven by higher revenue-related expenses and continued investments in the business, including people and technology.
Average total assets increased $132.3 billion to $1.1 trillion for the three months ended March 31, 2026 compared to the same period in 2025 driven by loan growth, higher levels of inventory and increased financing activity. Period-end total assets increased $58.9 billion from December 31, 2025 to $1.1 trillion driven by the same factors as average total assets.
The return on average allocated capital was 15 percent, down from 16 percent, primarily due to an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 8.

Bank of America 14

Sales and Trading Revenue
For a description of sales and trading revenue, see Business Segment Operations in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K. The following table and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion also present sales and trading revenue, excluding net DVA, which is a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 5.

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Sales and trading revenue
Fixed-income, currencies and commodities	$3,545	$3,479
Equities	2,842	2,186
Total sales and trading revenue	$6,387	$5,665

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$3,496	$3,464
Equities	2,828	2,182
Total sales and trading revenue, excluding net DVA	$6,324	$5,646
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $174 million and $78 million for the three months ended March 31, 2026 and 2025.
(3)Includes Global Banking sales and trading revenue of $242 million and $(37) million for the three months ended March 31, 2026 and 2025.
(4)Fixed-income, Currencies and Commodities (FICC) and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains were $49 million and $15 million for the three months ended March 31, 2026 and 2025. Equities net DVA gains were $14 million and $4 million for the three months ended March 31, 2026 and 2025.
Including and excluding net DVA, FICC revenue increased $66 million and $32 million for the three months ended March 31, 2026 compared to the same period in 2025 driven by improved trading performance in macro and credit products. Including and excluding net DVA, Equities revenue increased $656 million and $646 million driven by increased client activity and improved trading performance in derivatives.
All Other

	Three Months Ended March 31
(Dollars in millions)	2026	2025	% Change
Net interest income	$(39)	$(22)	77%
Noninterest income (loss)	(684)	(672)	2
Total revenue, net of interest expense	(723)	(694)	4

Provision for credit losses	(9)	(8)	13
Noninterest expense	163	290	(44)
Loss before income taxes	(877)	(976)	(10)
Income tax benefit	(978)	(924)	6
Net income (loss)	$101	$(52)	n/m

Balance Sheet
	Three Months Ended March 31
Average	2026	2025	% Change
Total loans and leases	$6,989	$8,016	(13)%
Total assets (1)	292,937	345,919	(15)
Total deposits	92,207	110,389	(16)

Period end	March 31 2026	December 31 2025	% Change
Total loans and leases	$6,846	$6,795	1%
Total assets (1)	264,013	269,329	(2)
Total deposits	91,608	90,785	1
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $1.0 trillion and $976.7 billion for the three months ended March 31, 2026 and 2025, and period-end allocated assets were $1.0 trillion at both March 31, 2026 and December 31, 2025.
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
Results in All Other improved $153 million to net income of $101 million primarily due to lower noninterest expense.
Noninterest expense decreased $127 million to $163 million primarily due to lower expenses related to a liquidating business activity.
The income tax benefit increased $54 million to $978 million.

15 Bank of America

Managing Risk
Risk is inherent in all our business activities. The seven key types of risk faced by the Corporation are strategic, credit, market, liquidity, compliance, operational and reputational. Sound risk management enables us to serve our customers and deliver for our shareholders. If not managed well, risk can result in financial loss, regulatory sanctions and penalties, litigation and damage to our reputation, each of which may adversely impact our ability to execute our business strategies. We take a comprehensive approach to risk management with a defined Risk Framework and an articulated Risk Appetite Statement, which are approved annually by the Board’s Enterprise Risk Committee (ERC) and the Board.
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
For more information on the Corporation’s risks, see Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K. These risks are being managed within our Risk Framework and supporting risk management programs. For more information on our Risk Framework, risk management activities and the key types of risk faced by the Corporation, see the Managing Risk section in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Capital Management
The Corporation manages its capital position so that its capital is more than adequate to support its business activities and aligns with risk, risk appetite and strategic planning. For more information, see Capital Management in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
CCAR and Capital Planning
The Federal Reserve requires BHCs with average total consolidated assets of $100 billion or more to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan and associated stress capital buffer (SCB) requirements, which include supervisory stress testing by the Federal Reserve. Based on the results of our 2025 CCAR stress test under the current regulatory framework, our SCB is 2.5 percent, resulting in a Common equity tier 1 (CET1) minimum requirement of 10.0 percent, effective October 1, 2025. At March 31, 2026, the Corporation’s CET1 ratio was 11.2 percent under the Standardized approach.
In February 2026, the Federal Reserve announced that SCB requirements for large banks, including the Corporation, will not change until 2027. As a result, the Corporation’s SCB will remain at 2.5 percent through September 30, 2027. In April 2026, we submitted our 2026 CCAR capital plan and related supervisory stress tests. The Federal Reserve has indicated that it will disclose CCAR capital plan supervisory stress test results by June 30, 2026.
The Board authorized a $40 billion common stock repurchase program, effective August 1, 2025. Pursuant to this Board authorization, during the three months ended March 31, 2026, the Corporation repurchased $7.2 billion of common stock. For more information, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 96 and Capital Management – CCAR and Capital Planning in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
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
Further, as part of our planned capital actions, during the three months ended March 31, 2026, the Corporation paid common stock dividends of $2.0 billion.
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
The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and RWA under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of March 31, 2026, the Corporation’s binding ratio was the Total capital ratio under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely of CET1 capital. At March 31, 2026 and December 31, 2025, the Corporation’s minimum CET1 requirement was 10.0 percent under both the Standardized approach and the Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee on Banking Supervision’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach for various factors. The Corporation’s Method 1 G-SIB surcharge is 1.5 percent, and

Bank of America 16

its Method 2 G-SIB surcharge is 3.0 percent. Under the current regulatory framework, on January 1, 2027, the Corporation’s G-SIB surcharge will increase by 50 bps to 2.0 percent under Method 1 and to 3.5 percent under Method 2, which will increase the Corporation’s minimum capital ratio requirements.
The Corporation and its insured depository institution subsidiaries are also required to maintain a minimum supplementary leverage ratio (SLR) plus a leverage buffer to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. Prior to January 1, 2026, the minimum SLR requirement was 5.0 percent for the Corporation and 6.0 percent for its insured depository institutions. Effective January 1, 2026, the Corporation and its insured depository institutions early adopted a final rule on modified enhanced SLR requirements, resulting in a minimum SLR requirement of 3.75 percent, which includes the leverage buffer, for both the Corporation and its insured depository institutions. At March 31, 2026, the Corporation’s SLR was 5.5 percent and BANA’s SLR was 5.9 percent, which both exceeded their minimum SLR requirement of 3.75 percent. For more information, see Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Capital Composition and Ratios
Table 7 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2026 and December 31, 2025. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 7	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach	Advanced Approaches	Regulatory Minimum (1)
(Dollars in millions, except as noted)	March 31, 2026
Risk-based capital metrics:
Common equity tier 1 capital	$199,695	$199,695
Tier 1 capital	224,671	224,671
Total capital (2)	258,316	247,594
Risk-weighted assets (in billions)	1,778	1,594
Common equity tier 1 capital ratio	11.2%	12.5%	10.0%
Tier 1 capital ratio	12.6	14.1	11.5
Total capital ratio	14.5	15.5	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$3,433	$3,433
Tier 1 leverage ratio	6.5%	6.5%	4.0

Supplementary leverage exposure (in billions)		$4,087
Supplementary leverage ratio		5.5%	3.75

	December 31, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$201,410	$201,410
Tier 1 capital	227,382	227,382
Total capital (2)	261,232	250,347
Risk-weighted assets (in billions)	1,773	1,570
Common equity tier 1 capital ratio	11.4%	12.8%	10.0%
Tier 1 capital ratio	12.8	14.5	11.5
Total capital ratio	14.7	15.9	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$3,348	$3,348
Tier 1 leverage ratio	6.8%	6.8%	4.0

Supplementary leverage exposure (in billions)		$3,986
Supplementary leverage ratio		5.7%	5.0
(1)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 3.0 percent, and SCB (under the Standardized approach) of 2.5 percent at March 31, 2026 and December 31, 2025. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum at March 31, 2026 and December 31, 2025 includes a leverage buffer of 0.75 percent and 2.0 percent.
(2)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(3)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At March 31, 2026, CET1 capital was $199.7 billion, a decrease of $1.7 billion from December 31, 2025, primarily due to capital distributions and an increase in net unrealized losses on available-for-sale debt securities included in accumulated OCI, largely offset by earnings. Tier 1 capital decreased $2.7 billion driven by the same factors as CET1 capital and a preferred stock redemption. Total capital under the Standardized approach decreased $2.9 billion driven by the same factors as Tier 1 capital, as well as a decrease in subordinated debt and in the adjusted allowance for credit losses included in Tier 2 capital. RWA under the Standardized approach, which drove the lower CET1 capital ratio at March 31, 2026, increased $5.2 billion during the first quarter of 2026 to $1,778 billion primarily driven by growth in Global Banking and Global Markets, partially offset by GWIM. Supplementary leverage exposure at March 31, 2026 increased $100.7 billion primarily driven by increased activity in Global Markets.

17 Bank of America

Table 8 shows the capital composition at March 31, 2026 and December 31, 2025.

Table 8	Capital Composition under Basel 3

(Dollars in millions)		March 31 2026	December 31 2025
Total common shareholders’ equity		$275,672	$277,251
Goodwill, net of related deferred tax liabilities		(68,651)	(68,651)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(8,739)	(8,761)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,371)	(1,386)
Defined benefit pension plan net assets		(876)	(868)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,090	1,825
Accumulated net (gain) loss on certain cash flow hedges (1)		2,657	2,020
Other		(87)	(20)
Common equity tier 1 capital		199,695	201,410
Qualifying preferred stock, net of issuance cost		24,995	25,991
Other		(19)	(19)
Tier 1 capital		224,671	227,382
Tier 2 capital instruments		19,518	19,627
Qualifying allowance for credit losses		14,359	14,431
Other		(232)	(208)
Total capital under the Standardized approach		258,316	261,232
Adjustment in qualifying allowance for credit losses under the Advanced approaches		(10,722)	(10,885)
Total capital under the Advanced approaches		$247,594	$250,347
(1)Includes amounts in accumulated OCI related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
Table 9 shows the components of RWA as measured under Basel 3 at March 31, 2026 and December 31, 2025.

Table 9	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		March 31, 2026		December 31, 2025
Credit risk		$1,694	$1,100	$1,694	$1,087
Market risk		84	84	79	79
Operational risk		n/a	357	n/a	357
Risks related to credit valuation adjustments		n/a	53	n/a	47
Total risk-weighted assets		$1,778	$1,594	$1,773	$1,570
n/a = not applicable

Bank of America 18

Bank of America, N.A. Regulatory Capital
Table 10 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2026 and December 31, 2025. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 10	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach	Advanced Approaches	Regulatory Minimum (1)
(Dollars in millions, except as noted)	March 31, 2026
Risk-based capital metrics:
Common equity tier 1 capital	$186,870	$186,870
Tier 1 capital	186,870	186,870
Total capital (2)	202,601	192,149
Risk-weighted assets (in billions)	1,536	1,253
Common equity tier 1 capital ratio	12.2%	14.9%	7.0%
Tier 1 capital ratio	12.2	14.9	8.5
Total capital ratio	13.2	15.3	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$2,619	$2,619
Tier 1 leverage ratio	7.1%	7.1%	5.0

Supplementary leverage exposure (in billions)		$3,148
Supplementary leverage ratio		5.9%	3.75

	December 31, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$190,831	$190,831
Tier 1 capital	190,831	190,831
Total capital (2)	206,640	196,006
Risk-weighted assets (in billions)	1,530	1,227
Common equity tier 1 capital ratio	12.5%	15.6%	7.0%
Tier 1 capital ratio	12.5	15.6	8.5
Total capital ratio	13.5	16.0	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$2,592	$2,592
Tier 1 leverage ratio	7.4%	7.4%	5.0

Supplementary leverage exposure (in billions)		$3,101
Supplementary leverage ratio		6.2%	6.0
(1)Risk-based capital regulatory minimums at both March 31, 2026 and December 31, 2025 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the Tier 1 leverage ratios as of both period ends, and the SLR as of December 31, 2025, are the percent required to be considered well capitalized under the PCA framework.
(2)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(3)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. Table 11 presents the Corporation's TLAC and long-term debt ratios and related information as of March 31, 2026 and December 31, 2025.

19 Bank of America

Table 11	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC	Regulatory Minimum (1)	Long-term Debt	Regulatory Minimum (2)
(Dollars in millions)	March 31, 2026
Total eligible balance	$463,591		$224,921
Percentage of risk-weighted assets (3)	26.1%	22.0%	12.6%	9.0%
Percentage of supplementary leverage exposure	11.3	8.25	5.5	3.25

	December 31, 2025
Total eligible balance	$466,728		$225,518
Percentage of risk-weighted assets (3)	26.3%	22.0%	12.7%	9.0%
Percentage of supplementary leverage exposure	11.7	9.5	5.7	4.5
(1)The TLAC RWA regulatory minimum consists of 18.0 percent plus a TLAC RWA buffer comprised of 2.5 percent plus the Method 1 G-SIB surcharge of 1.5 percent. The countercyclical buffer is zero for both periods. The TLAC supplementary leverage exposure regulatory minimum consists of 7.5 percent plus a 0.75 percent TLAC leverage buffer. The TLAC RWA and leverage buffers must be comprised solely of CET1 capital and Tier 1 capital, respectively.
(2)The long-term debt RWA regulatory minimum is comprised of 6.0 percent plus the Corporation’s Method 2 G-SIB surcharge of 3.0 percent. The long-term debt leverage exposure regulatory minimum is 3.25 percent, consisting of 2.5 percent plus a 0.75 percent long-term debt leverage buffer.
(3)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of March 31, 2026 and December 31, 2025.
Regulatory Developments
The following supplements the disclosure in Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
On March 19, 2026, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued a notice of proposed rulemaking (NPR) regarding risk-based capital requirements for large banking organizations. Separately, the Federal Reserve issued an NPR that would revise the calculation of the G-SIB surcharge. Any final rules issued are subject to change from the current proposals. The Corporation is evaluating the potential impact of the proposed rules on its regulatory capital requirements.
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
BofAS provides institutional services, and in accordance with the SEC alternative net capital requirements, is required to regularly maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. In accordance with CFTC net capital requirements, BofAS is required to hold a certain percentage of its customers' and affiliates' risk-based margin if greater than the SEC’s minimum net capital requirement. At March 31, 2026, BofAS had tentative net capital of $24.9 billion. BofAS also had regulatory net capital of $20.4 billion, which exceeded the minimum requirement of $4.8 billion.
MLPF&S provides retail services and is required to maintain net capital that is the greater of $250,000 or two percent of a certain component of its reserve calculation. At March 31, 2026, MLPF&S' regulatory net capital was $11.3 billion, which exceeded the minimum requirement of 190 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At March 31, 2026, MLI’s capital resources were $34.1 billion, which exceeded the minimum Pillar 1 requirement of $13.3 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At March 31, 2026, BofASE's capital resources were $11.7 billion, which exceeded the minimum Pillar 1 requirement of $4.1 billion.
In addition, MLI and BofASE remained conditionally registered with the SEC as security-based swap dealers, and maintained net liquid assets at March 31, 2026 that exceeded the applicable minimum requirements under the Exchange Act. The entities are also registered as swap dealers with the CFTC and met applicable capital requirements at March 31, 2026.
Liquidity Risk
Funding and Liquidity Risk Management
Our primary liquidity risk management objective is to meet expected or unexpected cash flow and collateral requirements, including payments under long-term debt agreements, commitments to extend credit and customer deposit withdrawals, while continuing to support our businesses and customers under a range of economic conditions. To achieve that objective, we analyze and monitor our liquidity risk under expected and stressed conditions, maintain liquidity and access to diverse funding sources, including our stable deposit base, and seek to align liquidity-related incentives and risks. These liquidity risk management practices have helped enable us to effectively navigate market volatility arising from the interest rate environment, inflationary pressures and broader macroeconomic changes.
We define liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our contractual and contingent financial

Bank of America 20

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
We provide centralized funding and liquidity management through a variety of activities, including monitoring of established limits, assessing exposures under both normal and stressed conditions and reviewing liquidity risk management processes and controls. Global Risk Management (GRM) provides oversight of liquidity management across the Corporation, including front line units and legal entities. GRM oversees the liquidity risk management governance structure, establishes liquidity risk policies, and provides independent review and challenge of the Corporation's liquidity risk management processes.
For more information on the Corporation’s liquidity risks, see the Liquidity section within Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K. For more information regarding global funding and liquidity risk management, as well as liquidity sources, liquidity arrangements, contingency planning and credit ratings discussed below, see Liquidity Risk in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
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
Table 12 presents average GLS for the three months ended March 31, 2026 and December 31, 2025.

Table 12	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	March 31 2026	December 31 2025
Bank entities	$778	$789
Nonbank and other entities (1)	182	186
Total Average Global Liquidity Sources	$960	$975
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $342 billion and $343 billion at March 31, 2026 and December 31, 2025. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 13 presents the composition of average GLS for the three months ended March 31, 2026 and December 31, 2025.

Table 13	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	March 31 2026	December 31 2025
Cash on deposit	$241	$227
U.S. Treasury securities	341	371
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	334	336
Non-U.S. government securities	44	41
Total Average Global Liquidity Sources	$960	$975
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but

21 Bank of America

at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $673 billion and $667 billion for the three months ended March 31, 2026 and December 31, 2025. For both periods, the average consolidated LCR was 112 percent. Our LCR may fluctuate due to normal business flows from customer activity.
Liquidity Stress Analysis
We utilize liquidity stress analysis to assist us in determining the appropriate amounts of liquidity to maintain at the Parent and our subsidiaries to meet contractual and contingent cash outflows under a range of scenarios. For more information on liquidity stress analysis, see Liquidity Risk – Liquidity Stress Analysis in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. At March 31, 2026, the Corporation and its insured depository institutions were in compliance with the U.S. NSFR. For more information, see the Pillar 3 U.S. NSFR Disclosure report for the quarters ended December 31, 2025 and September 30, 2025 on the Corporation’s website, the contents of which are not incorporated by reference into this Quarterly Report on Form 10-Q.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $2.04 trillion and $2.02 trillion at March 31, 2026 and December 31, 2025. Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Deposits
Our deposit base is well-diversified by clients, geography and product type across our business segments. At March 31, 2026, 48 percent of our deposits were in Consumer Banking, 14 percent in GWIM and 32 percent in Global Banking. We consider a substantial portion of our deposit base to be a stable, low-cost and consistent source of liquidity. At March 31, 2026, approximately 70 percent of consumer and small business deposits and 83 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at March 31, 2026 and December 31, 2025, 27 percent and 26 percent of our deposits were noninterest bearing and were primarily operating accounts of our consumer and commercial clients. Deposits at March 31, 2026 increased $18.9 billion from December 31, 2025 primarily due to deposit growth in Consumer Banking and Global Banking.
During the three months ended March 31, 2026 and 2025, rates paid on deposits were 51 bps and 61 bps in Consumer Banking, 204 bps and 250 bps in GWIM, and 221 bps and 273 bps in Global Banking. For information on rates paid on consolidated deposit balances, see Table 6 on page 7.
Long-term Debt
During the three months ended March 31, 2026, we issued $33.1 billion of long-term debt consisting of $9.7 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $10.3 billion of notes issued by Bank of America, N.A. and $13.1 billion of other debt.
During the three months ended March 31, 2026, we had total long-term debt maturities and redemptions in the aggregate of $24.4 billion consisting of $11.8 billion for Bank of America Corporation, $5.5 billion for Bank of America, N.A. and $7.1 billion of other debt. Table 14 presents the carrying value of aggregate annual contractual maturities of long-term debt at March 31, 2026.

Bank of America 22

Table 14	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$2,902	$16,317	$30,250	$26,711	$8,415	$100,740	$185,335
Senior structured notes	1,483	1,483	582	1,413	1,072	14,650	20,683
Subordinated notes	2,893	2,021	876	—	—	17,603	23,393
Junior subordinated notes	—	177	—	—	—	557	734
Total Bank of America Corporation	7,278	19,998	31,708	28,124	9,487	133,550	230,145
Bank of America, N.A.
Senior notes	10,973	10,126	684	—	—	—	21,783
Subordinated notes	—	—	—	—	—	1,403	1,403
Advances from Federal Home Loan Banks	1,873	3,406	7	2	5	29	5,322
Securitizations and other bank VIEs (2)	2,500	1,384	1,600	473	88	90	6,135
Other	93	271	80	225	14	32	715
Total Bank of America, N.A.	15,439	15,187	2,371	700	107	1,554	35,358
Other debt
Structured liabilities	7,883	10,876	6,604	4,418	5,408	25,086	60,275
Nonbank VIEs (2)	—	—	6	—	3	177	186
Total other debt	7,883	10,876	6,610	4,418	5,411	25,263	60,461
Total	$30,600	$46,061	$40,689	$33,242	$15,005	$160,367	$325,964
(1)Total includes $175.7 billion of outstanding senior notes that are both TLAC eligible and callable one year before their stated maturities, including $16.4 billion during the remainder of 2026, and $27.3 billion, $27.8 billion, $8.4 billion and $21.5 billion during each year of 2027 through 2030, respectively, and $74.3 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in long-term debt on the Consolidated Balance Sheet.
Total long-term debt increased $8.1 billion to $326.0 billion during the three months ended March 31, 2026 primarily due to debt issuances, partially offset by maturities and valuation adjustments. We may, from time to time, repurchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the three months ended March 31, 2026, we issued $15.8 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically use derivatives and/or investments to economically hedge the variable returns due on the structured notes so that the net cost, which is recognized in market making and similar activities, is similar to unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price. For more information on long-term debt funding, including issuances and maturities and redemptions, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
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
The ratings and outlooks from Moody's Investors Service, Standard & Poor’s Global Ratings and Fitch Ratings for the Corporation and its subsidiaries have not changed from those disclosed in the Corporation's 2025 Annual Report on Form 10-K.
For more information on additional collateral and termination payments that could be required in connection with certain over-the-counter derivative contracts and other trading agreements in the event of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K.

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
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at March 31, 2026. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
Credit Risk Management
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management on page 24, Commercial Portfolio Credit Risk Management on page 29, Non-U.S. Portfolio on page 35, Allowance for Credit Losses on page 36, Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements, and Credit Risk Management in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K. For more information on the Corporation’s credit risks, see the Credit section within Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K. For more information on the Corporation’s economic and geopolitical risks, see the Geopolitical section within Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K.
During the three months ended March 31, 2026, our net charge-off ratio decreased compared to the same period in
2025 primarily driven by lower credit card and commercial real estate office charge-offs. Commercial reservable criticized exposure decreased $409 million compared to December 31, 2025 driven by the commercial real estate portfolio, and nonperforming loans remained relatively unchanged at $5.8 billion. Uncertainties surrounding geopolitical tensions, particularly related to the ongoing conflicts in the Middle East, and persistent inflationary pressures continue to weigh on the broader economic outlook. These factors have been assessed for any impacts to the portfolio and may contribute to future deterioration in credit quality metrics as they evolve.
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
Consumer Credit Portfolio
During the three months ended March 31, 2026, the U.S. unemployment rate and home prices remained relatively stable. During the three months ended March 31, 2026, net charge-offs decreased $60 million to $1.1 billion compared to the same period in 2025, primarily driven by improvement in the credit card portfolio.
The consumer allowance for loan and lease losses decreased $109 million to $8.3 billion from December 31, 2025. For more information, see Allowance for Credit Losses on page 36.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and loan modifications for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 24

Table 16 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 16	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		March 31 2026	December 31 2025	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Residential mortgage (1)		$236,176	$236,302	$2,103	$2,008	$240	$207
Home equity		26,762	26,823	391	392	—	—
Credit card		102,833	106,027	n/a	n/a	1,341	1,351
Direct/Indirect consumer (2)		113,954	114,130	186	176	1	5
Other consumer		153	144	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$479,878	$483,426	$2,680	$2,576	$1,582	$1,563
Loans accounted for under the fair value option (3)		158	165
Total consumer loans and leases		$480,036	$483,591
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.56%	0.53%	0.33%	0.32%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.57	0.54	0.28	0.29
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2026 and December 31, 2025, residential mortgage included $115 million and $104 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $125 million and $103 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $53.9 billion and $55.3 billion, U.S. securities-based lending loans of $56.2 billion and $55.0 billion at March 31, 2026 and December 31, 2025, and non-U.S. consumer loans of $3.1 billion and $3.0 billion at March 31, 2026 and December 31, 2025.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At March 31, 2026 and December 31, 2025, loans accounted for under the fair value option that were past due 90 days or more and not accruing interest were insignificant.
n/a = not applicable
Table 17 presents net charge-offs and related ratios for consumer loans and leases.

Table 17	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs (1)		Net Charge-off Ratios (1)
	Three Months Ended March 31
(Dollars in millions)	2026	2025	2026	2025
Residential mortgage	$5	$—	0.01%	—%
Home equity	(7)	(12)	(0.09)	(0.19)
Credit card	924	1,001	3.64	4.05
Direct/Indirect consumer	74	70	0.26	0.27
Other consumer	63	60	n/m	n/m
Total	$1,059	$1,119	0.89	0.98
(1)Negative numbers represent net recoveries. Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 49 percent of consumer loans and leases at March 31, 2026. Approximately 49 percent of the residential mortgage portfolio was in Consumer Banking, 47 percent was in GWIM and the remaining portion was in Global Markets and All Other.
Outstanding balances in the residential mortgage portfolio were relatively unchanged during the three months ended March 31, 2026.
At March 31, 2026 and December 31, 2025, the residential mortgage portfolio included $8.9 billion and $9.1 billion of outstanding fully-insured loans, of which $1.8 billion and $1.9 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 18 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

25 Bank of America

Table 18	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		March 31 2026	December 31 2025	March 31 2026	December 31 2025
Outstandings		$236,176	$236,302	$227,292	$227,227
Accruing past due 30 days or more		1,596	1,609	1,138	1,159
Accruing past due 90 days or more		240	207	—	—
Nonperforming loans (2)		2,103	2,008	2,103	2,008
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		1	1	1	1
Refreshed FICO below 620		2	2	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio increased $95 million to $2.1 billion during the three months ended March 31, 2026 driven by extended relief provided to borrowers for their residential rebuilding efforts after the 2025 California wildfires. Of the nonperforming residential mortgage loans at March 31, 2026, $1.2 billion, or 58 percent, were current on contractual payments. Excluding fully-insured loans, loans accruing past due 30 days or more decreased $21 million to $1.1 billion during the three months ended March 31, 2026.
Of the $227.3 billion in total residential mortgage loans outstanding at March 31, 2026, $65.9 billion, or 29 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.7 billion, or six percent, at March 31, 2026. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At March 31, 2026, $51 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.1 billion, or less than one percent, for the entire residential mortgage portfolio. In addition, at March 31, 2026, $153 million, or four percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $50 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three years to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2028 or later.
Table 19 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island Metropolitan Statistical Area (MSA) made up 15 percent of outstandings at both March 31, 2026 and December 31, 2025. The Los Angeles-Long Beach-Santa Ana MSA within California represented 14 percent of outstandings at both March 31, 2026 and December 31, 2025.

Table 19	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	March 31 2026	December 31 2025	March 31 2026	December 31 2025	Three Months Ended March 31
(Dollars in millions)					2026	2025
California	$83,125	$82,719	$709	$601	$—	$—
New York	25,873	25,927	269	277	1	—
Florida	16,724	16,696	139	139	—	—
Massachusetts	9,568	9,674	45	51	—	—
New Jersey	9,415	9,474	86	83	1	—
Other	82,587	82,737	855	857	3	—
Residential mortgage loans	$227,292	$227,227	$2,103	$2,008	$5	$—
Fully-insured loan portfolio	8,884	9,075
Total residential mortgage loan portfolio	$236,176	$236,302
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At March 31, 2026, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At March 31, 2026, 85 percent of the home equity portfolio was in Consumer Banking, 11 percent was in GWIM and the remainder of the portfolio was in All Other. Outstanding balances in the home equity portfolio were relatively unchanged during the three months ended March 31, 2026. Of the total home equity portfolio at March 31, 2026 and December 31, 2025, $8.8 billion and $8.9 billion, or 33 percent as of the end of both periods, were in first-lien positions. At March 31, 2026, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.7 billion, or 18 percent, of our total home equity portfolio.
Unused HELOCs totaled $43.0 billion and $43.1 billion at March 31, 2026 and December 31, 2025. The HELOC utilization rate was 38 percent at both March 31, 2026 and December 31, 2025.

Bank of America 26

Table 20 presents certain home equity portfolio key credit statistics.

Table 20	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	March 31 2026	December 31 2025
Outstandings	$26,762	$26,823
Accruing past due 30 days or more	78	87
Nonperforming loans (2)	391	392
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	3	3
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio were relatively unchanged during the three months ended March 31, 2026. Of the nonperforming home equity loans at March 31, 2026, $237 million, or 61 percent, were current on contractual payments. In addition, $84 million, or 21 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged during the three months ended March 31, 2026.
Of the $26.8 billion in total home equity portfolio outstandings at March 31, 2026, as shown in Table 20, eight percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $3.1 billion at March 31, 2026. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At March 31, 2026, $26 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at March 31, 2026, $211 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we can infer how many of our home equity customers pay only the minimum amount due on their home equity loans and lines through a review of our HELOC portfolio that we service and is still in its revolving period. During the three months ended March 31, 2026, 21 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 21 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 10 percent of the outstanding home equity portfolio at both March 31, 2026 and December 31, 2025. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent of the outstanding home equity portfolio at both March 31, 2026 and December 31, 2025.

Table 21	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	March 31 2026	December 31 2025	March 31 2026	December 31 2025	Three Months Ended March 31
(Dollars in millions)					2026	2025
California	$7,197	$7,219	$112	$108	$(2)	$(2)
Florida	2,571	2,588	43	43	(1)	(1)
New Jersey	1,862	1,871	28	27	(1)	(1)
Texas	1,686	1,674	17	17	—	—
New York	1,400	1,421	53	55	(1)	(2)
Other	12,046	12,050	138	142	(2)	(6)
Total home equity loan portfolio	$26,762	$26,823	$391	$392	$(7)	$(12)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
(2)Negative numbers represent net recoveries.
Credit Card
At March 31, 2026, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $3.2 billion during the three months ended March 31, 2026 to $102.8 billion primarily driven by a seasonal decline in purchase volume. Net charge-offs decreased $77 million to $924 million during the three months ended March 31, 2026 compared to the same period in 2025 as the portfolio continued to improve. Credit card loans 30 days or more past due decreased $92 million, and 90 days or more past due decreased $10 million during the three months ended March 31, 2026.
Unused lines of credit for credit card increased to $426.7 billion at March 31, 2026 from $417.6 billion at December 31, 2025.

27 Bank of America

Table 22 presents certain state concentrations for the credit card portfolio.

Table 22	Credit Card State Concentrations

	Outstandings		Past Due 90 Days or More		Net Charge-offs
	March 31 2026	December 31 2025	March 31 2026	December 31 2025	Three Months Ended March 31
(Dollars in millions)					2026	2025
California	$17,139	$17,664	$237	$241	$168	$193
Florida	10,875	11,169	190	192	132	141
Texas	9,210	9,403	142	142	95	99
Washington	5,669	5,853	47	47	31	31
New York	5,641	5,822	81	80	54	60
Other	54,299	56,116	644	649	444	477
Total credit card portfolio	$102,833	$106,027	$1,341	$1,351	$924	$1,001
Direct/Indirect Consumer
At March 31, 2026, 47 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 53 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio were relatively unchanged during the three months ended March 31, 2026.
Table 23 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 23	Direct/Indirect State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	March 31 2026	December 31 2025	March 31 2026	December 31 2025	Three Months Ended March 31
(Dollars in millions)					2026	2025
California	$17,213	$17,247	$44	$44	$25	$17
Florida	15,682	15,127	18	20	9	8
Texas	11,060	11,051	18	17	8	8
New York	7,948	8,019	26	10	2	5
New Jersey	4,702	4,740	6	6	2	1
Other	57,349	57,946	74	79	28	31
Total direct/indirect loan portfolio	$113,954	$114,130	$186	$176	$74	$70
Other Consumer
Other consumer primarily consists of deposit overdraft balances. Net charge-offs during the three months ended March 31, 2026 totaled $63 million, relatively unchanged compared to the same period in 2025.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 24 presents nonperforming consumer loans, leases and foreclosed properties activity for the three months ended March 31, 2026. During the three months ended March 31, 2026, nonperforming consumer loans increased $104 million to $2.7 billion driven by extended residential mortgage relief provided to borrowers for their home rebuilding efforts following the 2025 California wildfires.

At March 31, 2026, $550 million, or 21 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at March 31, 2026, $1.5 billion, or 57 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
During the three months ended March 31, 2026, foreclosed properties remained relatively unchanged.

Bank of America 28

Table 24	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Nonperforming loans and leases, January 1	$2,576	$2,647
Additions	395	242
Reductions:
Paydowns and payoffs	(118)	(111)
Sales	—	(1)
Returns to performing status (1)	(150)	(154)
Charge-offs	(15)	(5)
Transfers to foreclosed properties	(8)	(5)
Total net additions (reductions) to nonperforming loans and leases	104	(34)
Total nonperforming loans and leases, March 31	2,680	2,613
Foreclosed properties, March 31	92	88
Nonperforming consumer loans, leases and foreclosed properties, March 31	$2,772	$2,701
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	0.56%	0.56%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (2)	0.58	0.58
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
For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Commercial Credit Portfolio
Outstanding commercial loans and leases increased $22.9 billion during the three months ended March 31, 2026 due to growth in U.S. and Non-U.S. commercial, primarily in Global Banking and Global Markets. During the three months ended March 31, 2026, commercial credit quality improved, as the reservable criticized utilized exposure rate improved to 3.21 percent from 3.37 percent as of December 31, 2025.
Nonperforming commercial loans decreased $77 million during the three months ended March 31, 2026, primarily due to commercial real estate. Commercial net charge-offs increased $17 million compared to the same period in 2025 primarily due to higher U.S. commercial charge-offs, partially offset by continued improvement in the commercial real estate office portfolio.
We are closely monitoring emerging trends, including the ongoing conflicts in the Middle East and higher energy prices, as well as borrower performance in the current environment.
The commercial allowance for loan and lease losses increased $54 million during the three months ended March 31, 2026 to $4.9 billion. For more information, see Allowance for Credit Losses on page 36.
Total commercial utilized credit exposure increased $34.7 billion during the three months ended March 31, 2026 to $843.1 billion primarily driven by higher loans and leases, as well as derivative assets. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 56 percent and 55 percent at March 31, 2026 and December 31, 2025.
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

29 Bank of America

Table 25	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	March 31 2026	December 31 2025	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Loans and leases	$724,999	$702,109	$597,326	$596,676	$1,322,325	$1,298,785
Derivative assets (5)	48,315	40,881	—	—	48,315	40,881
Standby letters of credit and financial guarantees	36,512	35,048	2,079	2,081	38,591	37,129
Debt securities and other investments	18,493	19,155	3,452	3,391	21,945	22,546
Loans held-for-sale	6,476	3,450	10,775	17,151	17,251	20,601
Operating leases	5,721	5,686	—	—	5,721	5,686
Commercial letters of credit	750	748	—	—	750	748
Other	1,867	1,312	—	—	1,867	1,312
Total	$843,133	$808,389	$613,632	$619,299	$1,456,765	$1,427,688
(1)Commercial utilized exposure includes loans of $3.6 billion and $3.3 billion accounted for under the fair value option at March 31, 2026 and December 31, 2025.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $2.4 billion and $2.3 billion at March 31, 2026 and December 31, 2025.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.5 billion and $10.6 billion at March 31, 2026 and December 31, 2025.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $30.8 billion and $27.2 billion at March 31, 2026 and December 31, 2025. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $72.1 billion and $71.4 billion at March 31, 2026 and December 31, 2025, which consists primarily of other marketable securities.
Nonperforming commercial loans decreased $77 million during the three months ended March 31, 2026, driven by commercial real estate. Table 26 presents our commercial loans and leases portfolio and related credit quality information at March 31, 2026 and December 31, 2025.

Table 26	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2026	December 31 2025	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Commercial and industrial:
U.S. commercial	$451,951	$436,242	$1,488	$1,404	$178	$302
Non-U.S. commercial	160,722	155,045	334	80	5	9
Total commercial and industrial	612,673	591,287	1,822	1,484	183	311
Commercial real estate	69,615	68,748	1,191	1,596	22	10
Commercial lease financing	15,945	16,241	85	97	21	33
	698,233	676,276	3,098	3,177	226	354
U.S. small business commercial (1)	23,167	22,500	53	51	209	204
Commercial loans excluding loans accounted for under the fair value option	$721,400	$698,776	$3,151	$3,228	$435	$558
Loans accounted for under the fair value option (2)	3,599	3,333
Total commercial loans and leases	$724,999	$702,109
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.5 billion and $2.1 billion and non-U.S. commercial of $1.1 billion and $1.2 billion at March 31, 2026 and December 31, 2025 For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 27 presents net charge-offs and related ratios for the three months ended March 31, 2026 and 2025.

Table 27	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
	Three Months Ended March 31
(Dollars in millions)	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Commercial and industrial:
U.S. commercial	$132	$70	0.12%	0.07%
Non-U.S. commercial	7	7	0.02	0.02
Total commercial and industrial	139	77	0.09	0.06
Commercial real estate	56	123	0.33	0.75
Commercial lease financing	12	—	0.30	—
	207	200	0.12	0.13
U.S. small business commercial	143	133	2.55	2.57
Total commercial	$350	$333	0.20	0.22
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.

Bank of America 30

Table 28 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure of $24.3 billion decreased $409 million, or two percent, during the three months ended March 31, 2026 primarily driven by commercial real estate and non-U.S. commercial. At both March 31, 2026 and December 31, 2025, 87 percent of commercial reservable criticized utilized exposure was secured.

Table 28		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	March 31, 2026		December 31, 2025
Commercial and industrial:
U.S. commercial	$12,670	2.63%	$12,239	2.63%
Non-U.S. commercial	2,572	1.55	2,803	1.74
Total commercial and industrial	15,242	2.35	15,042	2.40
Commercial real estate	7,657	10.78	8,356	11.91
Commercial lease financing	544	3.41	471	2.9
	23,443	3.19	23,869	3.35
U.S. small business commercial	896	3.87	879	3.91
Total commercial reservable criticized utilized exposure	$24,339	3.21	$24,748	3.37
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $23.5 billion and $23.9 billion and commercial letters of credit of $844 million and $869 million at March 31, 2026 and December 31, 2025.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At March 31, 2026, 57 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 25 percent in Global Markets, 17 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $15.7 billion, or four percent, during the three months ended March 31, 2026 primarily driven by Global Banking. Reservable criticized utilized exposure increased $431 million, or four percent, driven by a broad range of industries.
Non-U.S. Commercial
At March 31, 2026, 51 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 48 percent in Global Markets. Non-U.S. commercial loans increased $5.7 billion, or four percent, during the three months ended March 31, 2026 primarily driven by Global Banking. Reservable criticized utilized exposure decreased $231 million, or eight percent. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 35.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $867 million or one percent during the three months ended March 31, 2026 to $69.6 billion, driven by growth across multiple property types. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 20 percent of commercial real estate at both March 31, 2026 and December 31, 2025. Industrial/Warehouse loans represented the largest property type concentration at 18 percent and 19 percent of commercial real estate at March 31, 2026 and December 31, 2025. Office loans decreased $617 million, or five percent, from December 31, 2025 and represented less than one percent of total loans for the Corporation.
Reservable criticized utilized exposure for commercial real estate decreased $699 million, or eight percent, during the three months ended March 31, 2026. Reservable criticized exposure for the office property type was $3.1 billion at March 31, 2026, representing a decrease of $360 million, or 10 percent, from December 31, 2025. Approximately $4.4 billion of office loans are scheduled to mature by the end of 2026.
During the three months ended March 31, 2026, net charge-offs decreased $67 million to $56 million compared to the same period in 2025 driven by office loans. We use a number of proactive risk mitigation initiatives designed to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

31 Bank of America

Table 29 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 29	Outstanding Commercial Real Estate Loans

(Dollars in millions)	March 31 2026	December 31 2025
By Geographic Region
Northeast	$16,844	$17,044
California	13,839	13,916
Southwest	9,616	8,412
Southeast	6,532	6,958
Florida	5,286	5,167
Midsouth	3,241	2,962
Midwest	3,058	2,862
Illinois	2,498	2,513
Northwest	1,433	1,451
Non-U.S.	5,462	6,021
Other	1,806	1,442
Total outstanding commercial real estate loans	$69,615	$68,748
By Property Type
Non-residential
Industrial / Warehouse	$12,545	$13,031
Office	11,830	12,447
Multi-family rental	11,282	10,986
Shopping centers / Retail	7,307	6,947
Hotel / Motels	4,759	4,629
Multi-use	2,477	2,509
Other	18,167	17,295
Total non-residential	68,367	67,844
Residential	1,248	904
Total outstanding commercial real estate loans	$69,615	$68,748
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking. Credit card-related products were 51 percent of the U.S. small business commercial portfolio at both March 31, 2026 and December 31, 2025, and represented 97 percent and 98 percent of net charge-offs for the three months ended March 31, 2026 and 2025. Accruing loans that were past due 90 days or more remained relatively unchanged during the three months ended March 31, 2026.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 30 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three months ended March 31, 2026 and 2025. Nonperforming loans do not include loans accounted for under the fair value option. During the three months ended March 31, 2026, nonperforming commercial loans and leases decreased $77 million to $3.2 billion. At March 31, 2026, 96 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 46 percent were contractually current. Commercial nonperforming loans were carried at 82 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Bank of America 32

Table 30	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Nonperforming loans and leases, beginning of period	$3,228	$3,328
Additions	665	644
Reductions:
Paydowns	(278)	(275)
Sales	(225)	—
Returns to performing status (3)	(2)	(9)
Charge-offs	(237)	(218)
Total net (reductions) additions to nonperforming loans and leases	(77)	142
Total nonperforming loans and leases, March 31	3,151	3,470
Foreclosed properties, March 31	10	30
Nonperforming commercial loans, leases and foreclosed properties, March 31	$3,161	$3,500
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.44%	0.54%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.44	0.55
(1)Balances do not include nonperforming loans held-for-sale of $500 million and $583 million at March 31, 2026 and 2025.
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
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $29.1 billion during the three months ended March 31, 2026 to $1.5 trillion. The increase in commercial committed exposure was concentrated in Asset managers and funds, Capital goods and Energy.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Risk Mitigation in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $242.8 billion, increased $8.4 billion, or four percent, during the three months ended March 31, 2026, which was primarily driven by investment-grade exposures.
Finance companies, our second largest industry concentration with committed exposure of $130.8 billion, increased $1.1 billion, or one percent, during the three months ended March 31, 2026. The increase in committed exposure was primarily driven by increases in Diversified financials and Thrifts and mortgage finance.
Capital goods, our third largest industry concentration with committed exposure of $112.7 billion, increased $4.0 billion, or four percent, during the three months ended March 31, 2026. The increase in committed exposure was driven by increases in Industrial conglomerates, Aerospace and defense and Trading companies and distributors, partially offset by a decrease in Electrical equipment.
Geopolitical tensions, particularly related to the ongoing conflicts in the Middle East, and higher costs associated with persistent inflationary pressures have led to increased uncertainty in the U.S. and global economies and have adversely impacted, and may continue to adversely impact, a number of industries. We continue to monitor these risks.

33 Bank of America

Table 31	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Asset managers and funds	$157,305	$149,178	$242,756	$234,323
Finance companies	95,327	94,444	130,766	129,652
Capital goods	57,647	54,293	112,724	108,722
Real estate (3)	70,282	69,939	97,921	99,454
Healthcare equipment and services	36,833	35,417	72,982	71,944
Materials	30,743	29,094	62,554	61,872
Individuals and trusts	45,685	43,556	60,264	59,713
Consumer services	30,043	29,757	55,913	55,291
Retailing	27,372	25,648	54,295	55,313
Government and public education	35,316	33,874	52,863	50,898
Food, beverage and tobacco	24,922	25,561	49,940	51,016
Media	13,868	11,324	46,086	43,691
Commercial services and supplies	25,013	24,680	45,869	46,058
Utilities	19,604	18,670	44,913	43,554
Energy	15,544	13,199	42,721	39,122
Transportation	24,512	24,772	37,832	37,707
Software and services	17,555	15,317	34,947	32,070
Technology hardware and equipment	12,767	11,488	31,820	30,519
Global commercial banks	24,815	22,377	27,790	25,327
Vehicle dealers	19,414	19,222	25,081	24,669
Pharmaceuticals and biotechnology	7,359	7,166	24,615	23,325
Insurance	12,156	11,443	23,995	23,762
Consumer durables and apparel	9,642	9,612	21,722	23,299
Automobiles and components	7,772	8,129	16,257	17,284
Telecommunication services	6,946	6,525	15,896	15,686
Food and staples retailing	5,872	5,313	11,157	10,836
Financial markets infrastructure (clearinghouses)	6,561	6,101	8,784	8,336
Religious and social organizations	2,258	2,290	4,302	4,245
Total commercial credit exposure by industry	$843,133	$808,389	$1,456,765	$1,427,688
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.5 billion and $10.6 billion at March 31, 2026 and December 31, 2025.
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
At both March 31, 2026 and December 31, 2025, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $14.5 billion. We recorded net gains of $12 million for the three months ended March 31, 2026 compared to net gains of $3 million for the three months ended March 31, 2025. The net gains on these instruments were largely offset by net losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 37. For more information, see Trading Risk Management on page 38.
Tables 32 and 33 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2026 and December 31, 2025.

Table 32	Net Credit Default Protection by Maturity

	March 31 2026	December 31 2025
Less than or equal to one year	37%	37%
Greater than one year and less than or equal to five years	59	61
Greater than five years	4	2
Total net credit default protection	100%	100%

Bank of America 34

Table 33	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	March 31, 2026		December 31, 2025
Ratings (2, 3)
AAA	$(145)	1.0%	$(145)	1.0%
AA	(2,426)	16.8	(1,968)	13.5
A	(6,017)	41.6	(6,348)	43.7
BBB	(4,183)	28.9	(4,639)	31.9
BB	(776)	5.4	(697)	4.8
B	(440)	3.0	(441)	3.0
CCC and below	(29)	0.2	(17)	0.1
NR (4)	(442)	3.1	(270)	2.0
Total net credit default protection	$(14,458)	100.0%	$(14,525)	100.0%
(1)Represents net credit default protection purchased.
(2)Ratings are refreshed on a quarterly basis.
(3)Ratings of BBB- or higher are considered to meet the definition of investment grade.
(4)NR is comprised of index positions held and any names that have not been rated.
For more information on credit derivatives and counterparty credit risk valuation adjustments, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Non-U.S. Portfolio
Our non-U.S. credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage non-U.S. risk and exposures. In addition to the direct risk of doing business in a country, we also are exposed to indirect country risks (e.g., related to the collateral received on secured financing transactions or related to client clearing activities). These indirect exposures are managed in the normal course of business through credit, market and operational risk governance rather than through country risk governance. For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K. For more information on risks related to our non-U.S. portfolio, see the Geopolitical section within Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K.
Table 34 presents our 20 largest non-U.S. country exposures at March 31, 2026. These exposures accounted for 89 percent of our total non-U.S. exposure at March 31, 2026 and 88 percent at December 31, 2025. Net country exposure for these 20 countries increased $15.4 billion from December 31, 2025 primarily driven by increases in France, Germany, the United Kingdom and India.

Table 34	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at March 31 2026	Hedges and Credit Default Protection	Net Country Exposure at March 31 2026	Increase (Decrease) from December 31 2025
United Kingdom	$36,481	$17,510	$7,564	$7,738	$69,293	$(1,888)	$67,405	$2,790
Germany	25,699	13,348	4,788	2,233	46,068	(3,542)	42,526	3,418
Australia	23,131	6,845	905	3,468	34,349	(436)	33,913	1,041
France	14,453	11,773	1,409	6,296	33,931	(2,201)	31,730	4,168
Canada	14,402	11,373	2,171	3,602	31,548	(522)	31,026	(737)
Brazil	11,069	1,229	1,435	5,337	19,070	(126)	18,944	950
Japan	10,669	1,527	3,463	3,955	19,614	(718)	18,896	(83)
India	8,301	275	1,068	4,003	13,647	(30)	13,617	2,241
Switzerland	5,723	6,544	821	341	13,429	(165)	13,264	585
Singapore	4,475	661	647	6,023	11,806	(136)	11,670	297
Netherlands	6,997	3,267	666	1,022	11,952	(448)	11,504	(1,155)
Ireland	7,981	1,814	435	312	10,542	(77)	10,465	(155)
Mexico	5,183	2,719	521	1,904	10,327	(262)	10,065	306
China	3,787	486	807	5,146	10,226	(418)	9,808	(1,125)
South Korea	4,490	1,116	1,453	2,731	9,790	(666)	9,124	(409)
Italy	5,491	2,671	383	997	9,542	(476)	9,066	208
Spain	2,966	2,662	395	1,918	7,941	(386)	7,555	791
Hong Kong	2,898	532	958	1,334	5,722	(38)	5,684	4
Belgium	1,016	1,785	1,032	1,002	4,835	(165)	4,670	1,309
Saudi Arabia	3,571	1,467	208	64	5,310	(1,084)	4,226	945
Total top 20 non-U.S. countries exposure	$198,783	$89,604	$31,129	$59,426	$378,942	$(13,784)	$365,158	$15,389
Our largest non-U.S. country exposure at March 31, 2026 was the United Kingdom with net exposure of $67.4 billion, which increased $2.8 billion from December 31, 2025 primarily due to increased exposure to financial institutions. Our second largest non-U.S. country exposure was Germany with net exposure of $42.5 billion at March 31, 2026, which increased
$3.4 billion from December 31, 2025 primarily due to increased corporate exposure. We continue to closely monitor the ongoing conflicts in the Middle East and potential impacts on our portfolio and borrowers, including through higher energy prices, increased market volatility, supply chain disruptions and related macroeconomic effects.

35 Bank of America

Allowance for Credit Losses
The allowance for credit losses decreased $71 million from December 31, 2025 to $14.3 billion at March 31, 2026, which included a $96 million reserve decrease and $25 million reserve increase related to the consumer and commercial portfolios, respectively. Table 35 presents an allocation of the allowance for credit losses by product type at March 31, 2026 and December 31, 2025.

Table 35	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	March 31, 2026			December 31, 2025
Allowance for loan and lease losses
Residential mortgage	$303	2.30%	0.13%	$294	2.23%	0.12%
Home equity	114	0.87	0.43	122	0.92	0.46
Credit card	7,095	53.96	6.90	7,197	54.51	6.79
Direct/Indirect consumer	705	5.36	0.62	713	5.40	0.63
Other consumer	54	0.41	n/m	54	0.41	n/m
Total consumer	8,271	62.90	1.72	8,380	63.47	1.73
U.S. commercial (2)	3,051	23.21	0.64	2,967	22.47	0.65
Non-U.S. commercial	837	6.37	0.52	801	6.07	0.52
Commercial real estate	939	7.14	1.35	1,007	7.63	1.46
Commercial lease financing	50	0.38	0.32	48	0.36	0.29
Total commercial	4,877	37.10	0.68	4,823	36.53	0.69
Allowance for loan and lease losses	13,148	100.00%	1.09	13,203	100.00%	1.12
Reserve for unfunded lending commitments	1,161			1,177
Allowance for credit losses	$14,309			$14,380
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.4 billion at both March 31, 2026 and December 31, 2025.
n/m = not meaningful
Table 36 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three months ended March 31, 2026 and 2025. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 36

Table 36	Allowance for Credit Losses

		Three Months Ended March 31
(Dollars in millions)		2026	2025
Allowance for loan and lease losses, January 1		$13,203	$13,240
Loans and leases charged off
Residential mortgage		(9)	(3)
Home equity		(7)	(3)
Credit card		(1,144)	(1,178)
Direct/Indirect consumer		(105)	(105)
Other consumer		(67)	(66)
Total consumer charge-offs		(1,332)	(1,355)
U.S. commercial (1)		(296)	(244)
Non-U.S. commercial		(7)	(8)
Commercial real estate		(89)	(126)
Commercial lease financing		(13)	—
Total commercial charge-offs		(405)	(378)
Total loans and leases charged off		(1,737)	(1,733)
Recoveries of loans and leases previously charged off
Residential mortgage		4	3
Home equity		14	15
Credit card		220	177
Direct/Indirect consumer		31	35
Other consumer		4	6
Total consumer recoveries		273	236
U.S. commercial (2)		21	41
Non-U.S. commercial		—	1
Commercial real estate		33	3
Commercial lease financing		1	—
Total commercial recoveries		55	45
Total recoveries of loans and leases previously charged off		328	281
Net charge-offs		(1,409)	(1,452)
Provision for loan and lease losses		1,353	1,466
Other		1	2
Allowance for loan and lease losses, March 31		13,148	13,256
Reserve for unfunded lending commitments, January 1		1,177	1,096
Provision for unfunded lending commitments		(16)	14
Reserve for unfunded lending commitments, March 31		1,161	1,110
Allowance for credit losses, March 31		$14,309	$14,366

Loan and allowance ratios (3):
Loans and leases outstanding at March 31		$1,201,278	$1,105,239
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31		1.09%	1.20%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31		1.72	1.83
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31		0.68	0.74
Average loans and leases outstanding		$1,185,925	$1,088,296
Net charge-offs as a percentage of average loans and leases outstanding		0.48%	0.54%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31		225	218
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs		2.30	2.25
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4)		$8,397	$8,663
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4)		81%	76%
(1)Includes U.S. small business commercial charge-offs of $155 million and $147 million for the three months ended March 31, 2026 and 2025.
(2)Includes U.S. small business commercial recoveries of $12 million and $14 million for the three months ended March 31, 2026 and 2025.
(3)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(4)Primarily includes amounts related to credit card and unsecured consumer lending portfolios in Consumer Banking.

37 Bank of America

Market Risk Management
For more information on our market risk management process, see Market Risk Management in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K. For more information on market risks, see the Market section within Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K.
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
Table 37 presents the total market-based portfolio VaR, which is the combination of the total trading positions portfolio and the fair value option portfolio. The VaR amounts for all periods presented in Table 37 and Table 38 include the financial instruments used in the Corporation’s market risk management of its trading portfolios. For more information on the market risk VaR for trading activities, see Trading Risk Management in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
The total market-based portfolio VaR results in Table 37 include market risk to which we are exposed from all business segments’ trading activities, which exclude credit valuation adjustment (CVA), DVA and the related hedges of these items. The majority of this portfolio is within the Global Markets segment.
Table 37 presents period-end, average, high and low daily trading VaR for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025 using a 99 percent confidence level.

Table 37	Market Risk VaR for Trading Activities

	Three Months Ended
	March 31, 2026				December 31, 2025				March 31, 2025
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)
Foreign exchange	$8	$14	$22	$8	$14	$13	$18	$9	$12	$18	$36	$10
Interest rate	30	30	49	19	37	40	49	29	52	62	83	46
Credit	36	38	56	29	34	39	48	32	61	56	67	48
Mortgage	26	28	31	22	26	28	31	26	41	34	41	28
Equity	27	30	66	20	20	28	38	20	26	24	38	15
Commodities	11	15	22	9	10	10	13	7	11	10	13	7
Portfolio diversification	(92)	(108)	n/a	n/a	(97)	(108)	n/a	n/a	(107)	(113)	n/a	n/a
Total trading positions portfolio VaR	46	47	74	38	44	50	62	42	96	91	119	66
Fair value option loans	21	17	23	14	17	16	19	14	23	27	35	19
Fair value option hedges	11	9	13	6	7	8	11	7	14	19	28	11
Fair value option portfolio diversification	(19)	(13)	n/a	n/a	(10)	(12)	n/a	n/a	(23)	(30)	n/a	n/a
Total fair value option portfolio	13	13	14	12	14	12	15	10	14	16	20	11
Portfolio diversification	(10)	(8)	n/a	n/a	(9)	(7)	n/a	n/a	(4)	(8)	n/a	n/a
Total market-based portfolio	$49	$52	77	43	$49	$55	68	46	$106	$99	127	73
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
Additional VaR statistics produced within our single VaR model are provided in Table 38 at the same level of detail as in Table 37. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 38 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025.

Table 38	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$14	$7	$13	$5	$18	$9
Interest rate	30	17	40	21	62	33
Credit	38	14	39	13	56	29
Mortgage	28	14	28	15	34	18
Equity	30	14	28	13	24	12
Commodities	15	8	10	6	10	6
Portfolio diversification	(108)	(51)	(108)	(50)	(113)	(68)
Total trading positions portfolio VaR	47	23	50	23	91	39
Fair value option loans	17	10	16	9	27	16
Fair value option hedges	9	5	8	4	19	11
Fair value option portfolio diversification	(13)	(8)	(12)	(6)	(30)	(19)
Total fair value option portfolio	13	7	12	7	16	8
Portfolio diversification	(8)	(5)	(7)	(5)	(8)	(3)
Total market-based portfolio	$52	$25	$55	$25	$99	$44
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.

During the three months ended March 31, 2026, there were two days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.

39 Bank of America

Total Trading-related Revenue
Total trading-related revenue, excluding brokerage fees, and CVA, DVA and funding valuation adjustment gains (losses), represents the total amount earned from trading positions, including net interest income associated with Global Markets trading activities, which are taken in a diverse range of financial instruments and markets. For more information, see Trading Risk Management – Total Trading-related Revenue in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2026 compared to the three months ended December 31, 2025. During the three months ended March 31, 2026, positive trading-related revenue was recorded for 100 percent of the trading days, of which 97 percent were daily trading gains of over $25 million. This compares to the three months ended December 31, 2025 where positive trading-related revenue was recorded for 98 percent of the trading days, of which 89 percent were daily trading gains of over $25 million, and the largest loss was $2 million.
Trading Portfolio Stress Testing
Because the very nature of a VaR model suggests results can exceed our estimates and it is dependent on a limited historical window, we also stress test our portfolio using scenario analysis. This analysis estimates the change in the value of our trading portfolio that may result from abnormal market movements. For more information, see Trading Risk Management – Trading Portfolio Stress Testing in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Interest Rate Risk Management for the Banking Book
The following discussion presents net interest income for banking book activities. For more information, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Table 39 presents the spot and 12-month forward rates used in developing the forward curve used in our baseline forecasts at March 31, 2026 and December 31, 2025.

Table 39	Forward Rates

	Federal Funds	SOFR	10-Year SOFR
	March 31, 2026
Spot rates	3.75%	3.68%	3.87%
12-month forward rates	3.75	3.60	3.92

	December 31, 2025
Spot rates	3.75%	3.87%	3.80%
12-month forward rates	3.25	3.11	3.89
Table 40 shows the potential pretax impact to forecasted net interest income over the next 12 months from March 31, 2026 and December 31, 2025 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. Amounts presented reflect dynamic deposit sensitivities, which incorporate behavioral customer deposit balance changes that could occur under various scenarios. For more information, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.

Bank of America 40

Table 40	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes
	Short Rate (bps)	Long Rate (bps)
(Dollars in billions)			March 31 2026	December 31 2025
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$0.4	$0.7
-100 bps instantaneous shift	-100	-100	(2.0)	(2.0)
+200 bps instantaneous shift	+200	+200	0.6	0.8
-200 bps instantaneous shift	-200	-200	(4.9)	(4.9)
Flatteners
Short-end instantaneous change	+100	—	0.1	0.5
Long-end instantaneous change	—	-100	(0.4)	(0.3)
Steepeners
Short-end instantaneous change	-100	—	(1.5)	(1.7)
Long-end instantaneous change	—	+100	0.3	0.3
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

41 Bank of America

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
Changes in interest rates impact the value of interest rate lock commitments (IRLCs) and the related residential first mortgage loans held-for-sale (LHFS), as well as the value of the MSRs. Because the interest rate risks of these hedged items offset, we combine them into one overall hedged item with one combined economic hedge portfolio consisting of derivative contracts and securities. For more information on IRLCs and the related residential mortgage LHFS, see Mortgage Banking Risk Management in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Critical Accounting Estimates
Our significant accounting principles are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments. For more information, see Critical Accounting Estimates in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Bank of America 42

Non-GAAP Reconciliations
Table 41 provides reconciliations of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

Table 41	Average and Period-end Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	2026 Quarter	2025 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$302,501	$303,873	$300,381	$295,329	$294,187
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,834)	(1,853)	(1,873)	(1,893)	(1,912)
Related deferred tax liabilities	825	827	839	846	851
Tangible shareholders’ equity	$232,471	$233,826	$230,326	$225,261	$224,105
Preferred stock	(25,748)	(25,992)	(25,232)	(22,573)	(22,307)
Tangible common shareholders’ equity	$206,723	$207,834	$205,094	$202,688	$201,798
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period- end tangible common shareholders’ equity
Shareholders’ equity	$300,668	$303,243	$302,437	$298,021	$293,949
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,821)	(1,841)	(1,860)	(1,880)	(1,899)
Related deferred tax liabilities	821	825	828	842	846
Tangible shareholders’ equity	$230,647	$233,206	$232,384	$227,962	$223,875
Preferred stock	(24,996)	(25,992)	(25,992)	(23,495)	(20,499)
Tangible common shareholders’ equity	$205,651	$207,214	$206,392	$204,467	$203,376
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,496,186	$3,411,738	$3,403,149	$3,440,798	$3,349,039
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,821)	(1,841)	(1,860)	(1,880)	(1,899)
Related deferred tax liabilities	821	825	828	842	846
Tangible assets	$3,426,165	$3,341,701	$3,333,096	$3,370,739	$3,278,965
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

43 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended March 31
(In millions, except per share information)	2026	2025
Net interest income
Interest income	$33,359	$34,066
Interest expense	17,614	19,623
Net interest income	15,745	14,443

Noninterest income
Fees and commissions	10,549	9,415
Market making and similar activities	3,637	3,584
Other income (loss)	341	805
Total noninterest income	14,527	13,804
Total revenue, net of interest expense	30,272	28,247

Provision for credit losses	1,337	1,480

Noninterest expense
Compensation and benefits	11,334	10,889
Information processing and communications	2,018	1,894
Occupancy and equipment	1,900	1,856
Product delivery and transaction related	1,126	914
Professional fees	583	652
Marketing	533	506
Other general operating	1,037	1,059
Total noninterest expense	18,531	17,770
Income before income taxes	10,404	8,997
Income tax expense	1,820	1,637
Net income	$8,584	$7,360
Preferred stock dividends and other	429	406
Net income applicable to common shareholders	$8,155	$6,954

Per common share information
Earnings	$1.12	$0.91
Diluted earnings	1.11	0.89
Average common shares issued and outstanding	7,256.1	7,677.9
Average diluted common shares issued and outstanding	7,417.5	7,770.8

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Net income	$8,584	$7,360
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	(529)	366
Net change in debit valuation adjustments	660	297
Net change in derivatives	(627)	1,313
Employee benefit plan adjustments	35	27
Net change in foreign currency translation adjustments	9	11
Other comprehensive income (loss)	(452)	2,014
Comprehensive income	$8,132	$9,374

See accompanying Notes to Consolidated Financial Statements.

Bank of America 44

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
(Dollars in millions)	March 31 2026	December 31 2025
Assets
Cash and due from banks	$27,125	$28,595
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	215,354	203,250
Cash and cash equivalents	242,479	231,845
Time deposits placed and other short-term investments	7,386	7,474
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $228,013 and $185,491 measured at fair value)	383,264	316,578
Trading account assets (includes $185,980 and $185,869 pledged as collateral)	364,221	366,954
Derivative assets	48,315	40,881
Debt securities:
Carried at fair value	386,389	402,975
Held-to-maturity, at amortized cost (fair value $433,611 and $442,430)	514,738	522,660
Total debt securities	901,127	925,635
Loans and leases (includes $3,757 and $3,498 measured at fair value)	1,205,035	1,185,700
Allowance for loan and lease losses	(13,148)	(13,203)
Loans and leases, net of allowance	1,191,887	1,172,497
Premises and equipment, net	12,539	12,516
Goodwill	69,021	69,021
Loans held-for-sale (includes $5,431 and $2,271 measured at fair value)	10,944	5,165
Customer and other receivables	96,082	98,186
Other assets (includes $12,107 and $9,058 measured at fair value)	168,921	164,986
Total assets	$3,496,186	$3,411,738

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$529,194	$517,834
Interest-bearing (includes $1,783 and $1,223 measured at fair value)	1,372,969	1,361,177
Deposits in non-U.S. offices:
Noninterest-bearing	14,924	14,216
Interest-bearing	120,576	125,502
Total deposits	2,037,663	2,018,729
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $227,301 and $223,067 measured at fair value)	353,020	344,716
Trading account liabilities	129,833	105,996
Derivative liabilities	43,938	42,076
Short-term borrowings (includes $11,444 and $8,051 measured at fair value)	57,630	48,088
Accrued expenses and other liabilities (includes $10,825 and $8,996 measured at fair value and $1,161 and $1,177 of reserve for unfunded lending commitments)	247,470	231,074
Long-term debt (includes $79,274 and $72,591 measured at fair value)	325,964	317,816
Total liabilities	3,195,518	3,108,495
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,951,164 and 3,991,164 shares	24,996	25,992
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,129,908,032 and 7,212,464,345 shares	18,885	26,084
Retained earnings	267,765	261,693
Accumulated other comprehensive income (loss)	(10,978)	(10,526)
Total shareholders’ equity	300,668	303,243
Total liabilities and shareholders’ equity	$3,496,186	$3,411,738

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$7,184	$7,139
Loans and leases	16,936	17,875
Allowance for loan and lease losses	(855)	(871)
Loans and leases, net of allowance	16,081	17,004
All other assets	701	709
Total assets of consolidated variable interest entities	$23,966	$24,852
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $0 of non-recourse short-term borrowings)	$6,403	$5,779
Long-term debt (includes $6,319 and $6,847 of non-recourse debt)	6,319	6,847
All other liabilities (includes $21 and $18 of non-recourse liabilities)	21	18
Total liabilities of consolidated variable interest entities	$12,743	$12,644
See accompanying Notes to Consolidated Financial Statements.

45 Bank of America

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2024	$23,159	7,610.9	$45,336	$240,753	$(15,285)	$293,963
Net income				7,360		7,360
Net change in debt securities					366	366
Net change in debit valuation adjustments					297	297
Net change in derivatives					1,313	1,313
Employee benefit plan adjustments					27	27
Net change in foreign currency translation adjustments					11	11
Dividends declared:
Common				(1,992)		(1,992)
Preferred				(397)		(397)
Redemption of preferred stock	(2,660)			(9)		(2,669)
Common stock issued under employee plans, net, and other		51.7	223	(32)		191
Common stock repurchased		(102.5)	(4,521)			(4,521)
Balance, March 31, 2025	$20,499	7,560.1	$41,038	$245,683	$(13,271)	$293,949
Balance, December 31, 2025	$25,992	7,212.5	$26,084	$261,693	$(10,526)	$303,243
Net income				8,584		8,584
Net change in debt securities					(529)	(529)
Net change in debit valuation adjustments					660	660
Net change in derivatives					(627)	(627)
Employee benefit plan adjustments					35	35
Net change in foreign currency translation adjustments					9	9
Dividends declared:
Common				(2,023)		(2,023)
Preferred				(425)		(425)
Redemption of preferred stock	(996)			(4)		(1,000)
Common stock issued under employee plans, net, and other		57.2	41	(60)		(19)
Common stock repurchased		(139.8)	(7,240)			(7,240)
Balance, March 31, 2026	$24,996	7,129.9	$18,885	$267,765	$(10,978)	$300,668

See accompanying Notes to Consolidated Financial Statements.

Bank of America 46

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Operating activities
Net income	$8,584	$7,360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,337	1,480
(Gains) losses on sales of debt securities	(3)	2
Depreciation and amortization	605	565
Net accretion of discount/premium on debt securities	(200)	(85)
Deferred income taxes	101	(40)
Amortization of stock-based compensation	1,032	999
Net change in:
Trading and derivative assets/liabilities	20,230	(10,970)
Loans held-for-sale	(5,763)	2,599
Other assets	1,068	4,198
Accrued expenses and other liabilities	14,541	(8,308)
Other operating activities, net	238	16
Net cash provided by (used in) operating activities	41,770	(2,184)
Investing activities
Net change in:
Time deposits placed and other short-term investments	88	(910)
Federal funds sold and securities borrowed or purchased under agreements to resell	(66,686)	(53,656)
Debt securities carried at fair value:
Proceeds from sales	69,557	26,392
Proceeds from paydowns and maturities	27,061	20,719
Purchases	(82,182)	(72,075)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	7,652	7,666
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	2,717	2,232
Purchases	(1,666)	(9,379)
Other changes in loans and leases, net	(21,705)	(9,200)
Other investing activities, net	(1,287)	(799)
Net cash used in investing activities	(66,451)	(89,010)
Financing activities
Net change in:
Deposits	18,934	24,097
Federal funds purchased and securities loaned or sold under agreements to repurchase	8,304	44,312
Short-term borrowings	10,551	(1,921)
Long-term debt:
Proceeds from issuance	35,520	33,640
Retirement	(24,777)	(16,333)
Preferred stock:
Redemption	(1,000)	(2,669)
Common stock repurchased	(7,240)	(4,521)
Cash dividends paid	(2,626)	(2,552)
Other financing activities, net	(1,751)	(1,221)
Net cash provided by financing activities	35,915	72,832
Effect of exchange rate changes on cash and cash equivalents	(600)	1,827
Net increase (decrease) in cash and cash equivalents	10,634	(16,535)
Cash and cash equivalents at January 1	231,845	290,114
Cash and cash equivalents at March 31	$242,479	$273,579

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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, of the Corporation’s 2025 Annual Report on Form 10-K.
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

Bank of America 48

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three months ended March 31, 2026 and 2025. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Net interest income
Interest income
Loans and leases	$15,483	$15,223
Debt securities	6,291	6,767
Federal funds sold and securities borrowed or purchased under agreements to resell	3,857	3,774
Trading account assets	3,198	3,008
Other interest income (1)	4,530	5,294
Total interest income	33,359	34,066

Interest expense
Deposits	7,301	8,632
Short-term borrowings	6,510	6,963
Trading account liabilities	745	707
Long-term debt	3,058	3,321
Total interest expense	17,614	19,623
Net interest income	$15,745	$14,443

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$865	$916
Other card income	628	602
Total card income	1,493	1,518
Service charges
Deposit-related fees	1,306	1,228
Lending-related fees	368	333
Total service charges	1,674	1,561
Investment and brokerage services
Asset management fees	4,312	3,738
Brokerage fees	1,229	1,075
Total investment and brokerage services	5,541	4,813
Investment banking fees
Underwriting income	951	770
Syndication fees	337	369
Financial advisory services	553	384
Total investment banking fees	1,841	1,523
Total fees and commissions	10,549	9,415
Market making and similar activities	3,637	3,584
Other income (loss)	341	805
Total noninterest income	$14,527	$13,804
(1)Includes interest income on interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks of $2.1 billion and $2.8 billion for the three months ended March 31, 2026 and 2025.
(2)Gross interchange fees and merchant income were $3.4 billion and $3.3 billion for the three months ended March 31, 2026 and 2025, and are presented net of $2.5 billion and $2.4 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

49 Bank of America

NOTE 3  Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2026 and December 31, 2025. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		March 31, 2026
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$28,897.5	$75.2	$4.4	$79.6	$67.6	$7.1	$74.7
Futures and forwards	5,111.5	6.6	—	6.6	5.4	—	5.4
Written options (2)	2,446.4	—	—	—	27.7	—	27.7
Purchased options (3)	2,359.2	29.6	—	29.6	—	—	—
Foreign exchange contracts
Swaps	3,094.9	49.2	0.4	49.6	42.4	—	42.4
Spot, futures and forwards	5,919.6	48.7	0.7	49.4	46.2	0.1	46.3
Written options (2)	861.0	—	—	—	9.6	—	9.6
Purchased options (3)	796.6	9.3	—	9.3	—	—	—
Equity contracts
Swaps	725.0	27.2	—	27.2	28.3	—	28.3
Futures and forwards	151.8	2.5	—	2.5	1.8	—	1.8
Written options (2)	981.3	—	—	—	68.5	—	68.5
Purchased options (3)	854.1	60.6	—	60.6	—	—	—
Commodity contracts
Swaps	78.7	4.8	—	4.8	9.1	—	9.1
Futures and forwards	167.2	4.5	0.7	5.2	4.1	—	4.1
Written options (2)	105.5	—	—	—	7.7	—	7.7
Purchased options (3)	105.8	8.7	—	8.7	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	609.2	1.9	—	1.9	3.4	—	3.4
Total return swaps/options	150.1	0.6	—	0.6	0.3	—	0.3
Written credit derivatives:
Credit default swaps	582.2	2.3	—	2.3	1.7	—	1.7
Total return swaps/options	178.0	0.5	—	0.5	2.0	—	2.0
Gross derivative assets/liabilities		$332.2	$6.2	$338.4	$325.8	$7.2	$333.0
Less: Legally enforceable master netting agreements				(259.3)			(259.3)
Less: Cash collateral received/paid				(30.8)			(29.8)
Total derivative assets/liabilities				$48.3			$43.9
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $476 million and $549.7 billion, respectively, at March 31, 2026.

Bank of America 50

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
Offsetting of Derivatives
The Corporation enters into International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements or similar agreements with substantially all of the Corporation’s derivative counterparties. For more information, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at March 31, 2026 and December 31, 2025 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements, Collateral and Restricted Cash.

51 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	March 31, 2026		December 31, 2025
Interest rate contracts
Over-the-counter	$106.1	$97.5	$106.2	$100.0
Exchange-traded	0.1	0.1	—	—
Over-the-counter cleared	9.0	8.7	6.3	5.9
Foreign exchange contracts
Over-the-counter	103.4	93.5	80.4	75.3
Over-the-counter cleared	3.6	3.8	1.2	1.3
Equity contracts
Over-the-counter	40.6	47.9	31.3	43.8
Exchange-traded	47.6	48.4	46.8	45.1
Commodity contracts
Over-the-counter	12.9	16.0	9.9	11.8
Exchange-traded	5.4	4.3	1.6	1.7
Over-the-counter cleared	0.2	0.2	0.3	0.4
Credit derivatives
Over-the-counter	5.1	7.4	4.9	7.1
Total gross derivative assets/liabilities, before netting
Over-the-counter	268.1	262.3	232.7	238.0
Exchange-traded	53.1	52.8	48.4	46.8
Over-the-counter cleared	12.8	12.7	7.8	7.6
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(228.8)	(228.4)	(199.2)	(203.9)
Exchange-traded	(48.9)	(48.9)	(44.5)	(44.5)
Over-the-counter cleared	(12.4)	(11.8)	(7.6)	(7.1)
Derivative assets/liabilities, after netting	43.9	38.7	37.6	36.9
Other gross derivative assets/liabilities (2)	4.4	5.2	3.3	5.2
Total derivative assets/liabilities	48.3	43.9	40.9	42.1
Less: Financial instruments collateral (3)	(22.3)	(15.3)	(20.5)	(16.7)
Total net derivative assets/liabilities	$26.0	$28.6	$20.4	$25.4
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
(3)Amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged. Financial instruments collateral includes securities received or pledged and cash securities held and posted at third-party custodians that are not offset on the Consolidated Balance Sheet but shown as a reduction to derive net derivative assets and liabilities.
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three months ended March 31, 2026 and 2025.

Gains and Losses on Derivatives and Hedged Items Designated in Fair Value Hedges

	Three Months Ended March 31
	2026		2025
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(994)	$1,008	$2,476	$(2,480)
Interest rate and foreign currency risk (2)	79	(82)	(202)	202
Interest rate risk on available-for-sale securities (3)	1,381	(1,419)	(3,227)	3,178
Price risk on commodity inventory (4)	113	(113)	(1,097)	1,097
Total	$579	$(606)	$(2,050)	$1,997
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For the three months ended March 31, 2026 and 2025, the derivative amount includes gains (losses) of $2 million and $9 million in interest income, $81 million and $(210) million in market making and similar activities, and $(4) million and $(1) million in accumulated other comprehensive income (OCI). Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
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

Designated Fair Value Hedged Assets and Liabilities

	March 31, 2026		December 31, 2025
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$178,723	$(1,798)	$175,694	$(792)
Available-for-sale debt securities (2, 3)	203,231	(1,481)	236,303	146
Trading account assets (4)	8,139	37	12,170	294
(1)Increase (decrease) to carrying value.
(2)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At March 31, 2026 and December 31, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $46.1 billion and $35.8 billion, of which $26.6 billion and $23.7 billion were designated in a portfolio layer hedging relationship. At March 31, 2026 and December 31, 2025, the cumulative adjustment associated with these hedging relationships was a decrease of $193 million and $46 million.
(3)Carrying value represents amortized cost.
(4)Represents hedging activities related to certain commodities inventory.
At March 31, 2026 and December 31, 2025, the fair value adjustments from de-designated long-term debt hedges decreased the long-term debt carrying value by $12.4 billion and $12.9 billion. The fair value adjustments from de-designated available-for-sale (AFS) debt securities hedges decreased the AFS debt securities carrying value by $1.5 billion and $2.7 billion at March 31, 2026 and December 31, 2025. The fair value adjustments are being amortized or accreted into interest over the contractual lives of the assets or liabilities.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three months ended March 31, 2026 and 2025. Of the $2.6 billion after-tax net loss ($3.5 billion pretax) on derivatives in accumulated OCI at March 31, 2026, losses of $2.0 billion after-tax ($2.7 billion pretax) related to both open and closed cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately three years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately two years, with the aggregated amount beyond this time period being insignificant.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Three Months Ended March 31
	2026		2025
	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$(1,193)	$(375)	$1,361	$(393)
Price risk on forecasted MBS purchases (1)	—	(2)	—	(2)
Price risk on certain compensation plans (2)	—	5	1	7
Total	$(1,193)	$(372)	$1,362	$(388)
Net investment hedges
Foreign exchange risk (3)	$677	$4	$(952)	$—
(1)Amounts reclassified from accumulated OCI are recorded in interest income and market making and similar activities in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three months ended March 31, 2026 and 2025, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $38 million and $2 million.

53 Bank of America

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three months ended March 31, 2026 and 2025. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Interest rate risk on mortgage activities (1, 2)	$—	$28
Credit risk on loans (2)	1	1
Interest rate and foreign currency risk on asset and liability management activities (3)	(12)	(782)
Price risk on certain compensation plans (4)	(174)	(196)
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At March 31, 2026 and December 31, 2025, the Corporation had transferred $4.1 billion and $3.9 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.1 billion and $3.9 billion at the transfer dates. At March 31, 2026 and December 31, 2025, the fair value of the transferred securities was $4.0 billion and $3.8 billion.
Sales and Trading Revenue
The Corporation enters into trading derivatives to facilitate client transactions and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities, which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Markets business segment. For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three months ended March 31, 2026 and 2025. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended March 31, 2026
Interest rate risk	$243	$978	$151	$1,372
Foreign exchange risk	533	4	(4)	533
Equity risk	2,265	(83)	666	2,848
Credit risk	428	753	65	1,246
Other risk (2)	244	(12)	(18)	214
Total sales and trading revenue	$3,713	$1,640	$860	$6,213

	Three Months Ended March 31, 2025
Interest rate risk	$500	$655	$120	$1,275
Foreign exchange risk	540	17	11	568
Equity risk	1,977	(342)	549	2,184
Credit risk	431	689	281	1,401
Other risk (2)	174	(23)	8	159
Total sales and trading revenue	$3,622	$996	$969	$5,587
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $760 million and $626 million for the three months ended March 31, 2026 and 2025.
(2)Includes commodity risk.
Credit Derivatives
The Corporation enters into credit derivatives primarily to facilitate client transactions and to manage credit risk exposures. Credit derivatives are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments. For more information on credit derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at March 31, 2026 and December 31, 2025 are summarized in the following table.

Bank of America 54

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	March 31, 2026
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$—	$21	$48	$69
Non-investment grade	33	572	597	429	1,631
Total	33	572	618	477	1,700
Total return swaps/options:
Investment grade	195	1	—	—	196
Non-investment grade	1,096	659	65	1	1,821
Total	1,291	660	65	1	2,017
Total credit derivatives	$1,324	$1,232	$683	$478	$3,717
Credit-related notes:
Investment grade	$—	$—	$—	$675	$675
Non-investment grade	1	9	32	1,277	1,319
Total credit-related notes	$1	$9	$32	$1,952	$1,994
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$49,109	$100,702	$230,590	$59,367	$439,768
Non-investment grade	16,456	36,199	72,879	16,914	142,448
Total	65,565	136,901	303,469	76,281	582,216
Total return swaps/options:
Investment grade	128,850	1,432	1,386	622	132,290
Non-investment grade	41,344	3,488	378	534	45,744
Total	170,194	4,920	1,764	1,156	178,034
Total credit derivatives	$235,759	$141,821	$305,233	$77,437	$760,250

	December 31, 2025
	Carrying Value
Credit default swaps:
Investment grade	$—	$—	$7	$34	$41
Non-investment grade	60	532	418	403	1,413
Total	60	532	425	437	1,454
Total return swaps/options:
Investment grade	88	2	—	—	90
Non-investment grade	1,258	89	74	1	1,422
Total	1,346	91	74	1	1,512
Total credit derivatives	$1,406	$623	$499	$438	$2,966
Credit-related notes:
Investment grade	$—	$—	$3	$970	$973
Non-investment grade	—	4	26	1,136	1,166
Total credit-related notes	$—	$4	$29	$2,106	$2,139
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$48,636	$100,059	$168,131	$22,048	$338,874
Non-investment grade	15,434	35,286	49,913	3,372	104,005
Total	64,070	135,345	218,044	25,420	442,879
Total return swaps/options:
Investment grade	61,269	1,507	1,419	352	64,547
Non-investment grade	35,318	2,877	516	520	39,231
Total	96,587	4,384	1,935	872	103,778
Total credit derivatives	$160,657	$139,729	$219,979	$26,292	$546,657
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
Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its

55 Bank of America

counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At March 31, 2026 and December 31, 2025, the Corporation held cash and securities collateral of $126.0 billion and $119.7 billion and posted cash and securities collateral of $94.7 billion and $97.8 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
In connection with certain OTC derivative contracts and other trading agreements, the Corporation can be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of the Corporation or certain subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. For more information on credit-related contingent features and collateral, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
At March 31, 2026, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $4.9 billion, including $2.5 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2026 and December 31, 2025, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at March 31, 2026 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at March 31, 2026

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$110	$1,502
Bank of America, N.A. and subsidiaries (1)	50	1,360

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$21	$161
Collateral posted	13	147
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three months ended March 31, 2026 and 2025. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Derivative assets (CVA)	$(76)	$(25)
Derivative assets/liabilities (FVA)	12	(15)
Derivative liabilities (DVA)	93	27
(1)At March 31, 2026 and December 31, 2025, cumulative CVA reduced the derivative assets balance by $412 million and $336 million, cumulative FVA reduced the net derivative balance by $104 million and $116 million and cumulative DVA reduced the derivative liabilities balance by $363 million and $270 million.

Bank of America 56

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at March 31, 2026 and December 31, 2025.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	March 31, 2026				December 31, 2025
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$44,544	$72	$(1,170)	$43,446	$34,240	$80	$(1,179)	$33,141
Agency-collateralized mortgage obligations	18,365	47	(137)	18,275	19,304	27	(132)	19,199
Commercial	44,212	181	(452)	43,941	38,688	191	(385)	38,494
Non-agency residential (1)	270	54	(61)	263	273	55	(56)	272
Total mortgage-backed securities	107,391	354	(1,820)	105,925	92,505	353	(1,752)	91,106
U.S. Treasury and government agencies	215,210	103	(866)	214,447	250,065	390	(621)	249,834
Non-U.S. securities	33,455	4	(47)	33,412	31,765	20	(18)	31,767
Other taxable securities	6,185	3	(57)	6,131	6,328	12	(36)	6,304
Tax-exempt securities	9,203	14	(169)	9,048	7,948	15	(176)	7,787
Total available-for-sale debt securities	371,444	478	(2,959)	368,963	388,611	790	(2,603)	386,798
Other debt securities carried at fair value (2)	17,492	118	(184)	17,426	16,066	200	(89)	16,177
Total debt securities carried at fair value	388,936	596	(3,143)	386,389	404,677	990	(2,692)	402,975
Held-to-maturity debt securities
Agency mortgage-backed securities	387,880	—	(67,766)	320,114	395,415	—	(67,309)	328,106
U.S. Treasury and government agencies	121,252	—	(12,640)	108,612	121,242	—	(12,225)	109,017
Other taxable securities	5,631	2	(748)	4,885	6,028	2	(723)	5,307
Total held-to-maturity debt securities	514,763	2	(81,154)	433,611	522,685	2	(80,257)	442,430
Total debt securities (3,4)	$903,699	$598	$(84,297)	$820,000	$927,362	$992	$(82,949)	$845,405
(1)At both March 31, 2026 and December 31, 2025, the underlying collateral type included approximately 27 percent prime and 73 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $132.1 billion and $153.8 billion at March 31, 2026 and December 31, 2025.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $245.8 billion and $159.4 billion, and a fair value of $206.5 billion and $134.4 billion at March 31, 2026, and an amortized cost of $246.9 billion and $158.5 billion, and a fair value of $208.0 billion and $133.6 billion at December 31, 2025.
At March 31, 2026 and December 31, 2025, the Corporation’s expected credit losses on AFS and HTM debt securities with a total amortized cost of $886.2 billion and $911.3 billion were not significant. Of these amounts, $835.9 billion and $863.7 billion of AFS and HTM debt securities were predominantly U.S. agency and U.S. Treasury securities and had a zero credit loss assumption as of the end of the same periods. At March 31, 2026 and December 31, 2025, nonperforming AFS debt securities held by the Corporation were not significant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
At March 31, 2026 and December 31, 2025, the Corporation held equity securities at an aggregate fair value of $250 million and $253 million, respectively, and other equity securities, as valued under the measurement alternative, at a carrying value of $523 million and $479 million, respectively, both of which are included in other assets. At March 31, 2026 and December 31, 2025, the Corporation also held money market investments at a fair value of $1.3 billion and $1.2 billion, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for the three months ended March 31, 2026 and 2025 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Gross gains	$67	$11
Gross losses	(64)	(13)
Net gains (losses) on sales of AFS debt securities	$3	$(2)
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$1	$—

57 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at March 31, 2026 and December 31, 2025. Substantially all of the unrealized losses relate to debt securities that have a zero credit loss assumption.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	March 31, 2026
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$17,327	$(93)	$16,487	$(1,077)	$33,814	$(1,170)
Agency-collateralized mortgage obligations	456	(1)	1,377	(136)	1,833	(137)
Commercial	15,687	(106)	4,394	(346)	20,081	(452)
Non-agency residential	—	—	150	(61)	150	(61)
Total mortgage-backed securities	33,470	(200)	22,408	(1,620)	55,878	(1,820)
U.S. Treasury and government agencies	97,001	(250)	48,515	(616)	145,516	(866)
Non-U.S. securities	15,834	(39)	2,704	(8)	18,538	(47)
Other taxable securities	3,770	(20)	1,304	(37)	5,074	(57)
Tax-exempt securities	372	(1)	3,310	(168)	3,682	(169)
Total AFS debt securities in a continuous unrealized loss position	$150,447	$(510)	$78,241	$(2,449)	$228,688	$(2,959)

	December 31, 2025
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$1,645	$—	$18,512	$(1,179)	$20,157	$(1,179)
Agency-collateralized mortgage obligations	2,503	(5)	2,351	(127)	4,854	(132)
Commercial	8,795	(27)	5,527	(358)	14,322	(385)
Non-agency residential	—	—	154	(56)	154	(56)
Total mortgage-backed securities	12,943	(32)	26,544	(1,720)	39,487	(1,752)
U.S. Treasury and government agencies	5,398	(7)	68,763	(614)	74,161	(621)
Non-U.S. securities	10,891	(10)	2,808	(8)	13,699	(18)
Other taxable securities	979	(5)	1,356	(31)	2,335	(36)
Tax-exempt securities	415	(1)	1,730	(175)	2,145	(176)
Total AFS debt securities in a continuous unrealized loss position	$30,626	$(55)	$101,201	$(2,548)	$131,827	$(2,603)

Bank of America 58

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at March 31, 2026 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgage-backed securities (MBS) or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$3	3.08%	$5	4.37%	$44,541	4.71%	$44,549	4.71%
Agency-collateralized mortgage obligations	—	—	—	—	1	1.00	18,364	5.57	18,365	5.57
Commercial	195	2.82	22,703	4.17	18,998	4.42	2,329	5.11	44,225	4.32
Non-agency residential	—	—	—	—	11	22.08	538	11.73	549	11.93
Total mortgage-backed securities	195	2.82	22,706	4.17	19,015	4.43	65,772	5.02	107,688	4.73
U.S. Treasury and government agencies	29,575	4.13	173,862	3.59	16,422	3.47	31	3.97	219,890	3.65
Non-U.S. securities	25,817	2.65	4,626	2.96	7,595	4.41	7,932	4.09	45,970	3.22
Other taxable securities	837	5.03	4,233	4.33	422	3.79	693	4.41	6,185	4.39
Tax-exempt securities	2,181	3.42	2,656	3.23	821	2.95	3,545	3.35	9,203	3.30
Total amortized cost of debt securities carried at fair value	$58,605	3.46	$208,083	3.65	$44,275	4.04	$77,973	4.84	$388,936	3.90
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$47	2.92%	$387,833	2.11%	$387,880	2.11%
U.S. Treasury and government agencies	4,098	1.69	90,914	1.38	26,240	1.38	—	—	121,252	1.39
Other taxable securities	296	1.27	259	2.92	266	2.49	4,810	2.53	5,631	2.48
Total amortized cost of HTM debt securities	$4,394	1.67	$91,173	1.39	$26,553	1.39	$392,643	2.12	$514,763	1.95

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$3		$5		$43,443		$43,451
Agency-collateralized mortgage obligations	—		—		1		18,274		18,275
Commercial	193		22,629		18,971		2,160		43,953
Non-agency residential	—		—		27		475		502
Total mortgage-backed securities	193		22,632		19,004		64,352		106,181
U.S. Treasury and government agencies	29,611		173,249		16,236		30		219,126
Non-U.S. securities	25,765		4,619		7,590		7,925		45,899
Other taxable securities	835		4,206		411		683		6,135
Tax-exempt securities	2,181		2,644		812		3,411		9,048
Total debt securities carried at fair value	$58,585		$207,350		$44,053		$76,401		$386,389
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$45		$320,069		$320,114
U.S. Treasury and government agencies	4,028		81,513		23,071		—		108,612
Other taxable securities	294		252		221		4,118		4,885
Total fair value of HTM debt securities	$4,322		$81,765		$23,337		$324,187		$433,611
(1)The weighted-average yield is computed based on a constant effective yield over the contractual life of each security. The yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related open hedging derivatives.

59 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2026 and December 31, 2025.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	March 31, 2026
Consumer real estate
Residential mortgage	$1,303	$279	$896	$2,478	$233,698		$236,176
Home equity	79	31	122	232	26,530		26,762
Credit card and other consumer
Credit card	673	498	1,341	2,512	100,321		102,833
Direct/Indirect consumer (2)	286	116	98	500	113,454		113,954
Other consumer	—	—	—	—	153		153
Total consumer	2,341	924	2,457	5,722	474,156		479,878
Consumer loans accounted for under the fair value option (3)						$158	158
Total consumer loans and leases	2,341	924	2,457	5,722	474,156	158	480,036
Commercial
U.S. commercial	1,491	280	545	2,316	449,635		451,951
Non-U.S. commercial	162	34	66	262	160,460		160,722
Commercial real estate (4)	159	12	760	931	68,684		69,615
Commercial lease financing	65	9	55	129	15,816		15,945
U.S. small business commercial	213	93	225	531	22,636		23,167
Total commercial	2,090	428	1,651	4,169	717,231		721,400
Commercial loans accounted for under the fair value option (3)						3,599	3,599
Total commercial loans and leases	2,090	428	1,651	4,169	717,231	3,599	724,999
Total loans and leases (5)	$4,431	$1,352	$4,108	$9,891	$1,191,387	$3,757	$1,205,035
Percentage of outstandings	0.37%	0.11%	0.34%	0.82%	98.87%	0.31%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $166 million and nonperforming loans of $159 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $53 million and nonperforming loans of $99 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $240 million and nonperforming loans of $777 million. Consumer real estate loans current or less than 30 days past due includes $1.5 billion, and direct/indirect consumer includes $61 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $53.9 billion, U.S. securities-based lending loans of $56.2 billion and non-U.S. consumer loans of $3.1 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $56 million and home equity loans of $102 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.5 billion and non-U.S. commercial loans of $1.1 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $64.2 billion and non-U.S. commercial real estate loans of $5.5 billion.
(5)Total outstandings includes loans and leases of $47.4 billion pledged as collateral to the Federal Home Loan Bank (FHLB). The Corporation also pledged $315.9 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank (FRB) and FHLB.

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
(5)Total outstandings includes loans and leases of $39.5 billion pledged as collateral to the FHLB. The Corporation also pledged $313.7 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the FRB and FHLB.
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $7.1 billion and $7.2 billion at March 31, 2026 and December 31, 2025, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Nonperforming loans were $5.8 billion at both March 31, 2026 and December 31, 2025. Commercial nonperforming loans were $3.2 billion at both March 31, 2026 and December 31, 2025, primarily comprised of U.S. commercial and commercial real estate. Consumer nonperforming loans of $2.7 billion and $2.6 billion at March 31, 2026 and December 31, 2025 increased
$104 million driven by extended residential mortgage relief provided to borrowers for their home rebuilding efforts following the 2025 California wildfires.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at March 31, 2026 and December 31, 2025. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases, as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

61 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Residential mortgage (1)	$2,103	$2,008	$240	$207
With no related allowance (2)	1,853	1,774	—	—
Home equity (1)	391	392	—	—
With no related allowance (2)	313	310	—	—
Credit Card	n/a	n/a	1,341	1,351
Direct/indirect consumer	186	176	1	5
Total consumer	2,680	2,576	1,582	1,563
U.S. commercial	1,488	1,404	178	302
Non-U.S. commercial	334	80	5	9
Commercial real estate	1,191	1,596	22	10
Commercial lease financing	85	97	21	33
U.S. small business commercial	53	51	209	204
Total commercial	3,151	3,228	435	558
Total nonperforming loans	$5,831	$5,804	$2,017	$2,121
Percentage of outstanding loans and leases	0.49%	0.49%	0.17%	0.18%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2026 and December 31, 2025 residential mortgage included $115 million and $104 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $125 million and $103 million of loans on which interest was still accruing.
(2)Primarily relates to loans for which the estimated fair value of the underlying collateral less any costs to sell is greater than the amortized cost of the loans as of the reporting date.
n/a = not applicable
Credit Quality Indicators
The Corporation monitors credit quality within its Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K. Within the Consumer Real Estate portfolio segment, the primary credit quality indicators are refreshed loan-to-value (LTV) and refreshed Fair Isaac Corporation (FICO) score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV), which measures the carrying value of the Corporation’s loan and available line of credit combined with any outstanding senior liens against the property as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. FICO scores are typically refreshed quarterly or more frequently. Certain borrowers (e.g., borrowers that have had debts discharged in a bankruptcy proceeding) may not have their FICO scores updated. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at March 31, 2026.

Bank of America 62

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of March 31, 2026	2026	2025	2024	2023	2022	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$223,480	$6,335	$21,511	$13,236	$11,866	$36,432	$134,100
Greater than 90 percent but less than or equal to 100 percent	2,371	92	709	598	372	414	186
Greater than 100 percent	1,441	133	485	410	151	160	102
Fully-insured loans	8,884	4	161	199	164	272	8,084
Total Residential Mortgage	$236,176	$6,564	$22,866	$14,443	$12,553	$37,278	$142,472

Residential Mortgage
Refreshed FICO score
Less than 620	$3,121	$50	$216	$240	$188	$530	$1,897
Greater than or equal to 620 and less than 660	2,283	37	182	137	147	378	1,402
Greater than or equal to 660 and less than 740	24,438	486	2,419	1,663	1,397	4,134	14,339
Greater than or equal to 740	197,450	5,987	19,888	12,204	10,657	31,964	116,750
Fully-insured loans	8,884	4	161	199	164	272	8,084
Total Residential Mortgage	$236,176	$6,564	$22,866	$14,443	$12,553	$37,278	$142,472
Gross charge-offs for the three months ended March 31, 2026	$9	$—	$1	$3	$1	$2	$2

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	March 31, 2026
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$26,596	$667	$22,849	$3,080
Greater than 90 percent but less than or equal to 100 percent	96	6	86	4
Greater than 100 percent	70	8	53	9
Total Home Equity	$26,762	$681	$22,988	$3,093

Home Equity
Refreshed FICO score
Less than 620	$706	$65	$408	$233
Greater than or equal to 620 and less than 660	588	43	377	168
Greater than or equal to 660 and less than 740	4,990	164	4,042	784
Greater than or equal to 740	20,478	409	18,161	1,908
Total Home Equity	$26,762	$681	$22,988	$3,093
Gross charge-offs for the three months ended March 31, 2026	$7	$—	$5	$2
(1)Includes reverse mortgages of $451 million and home equity loans of $230 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of March 31, 2026	Revolving Loans	2026	2025	2024	2023	2022	Prior	Total Credit Card as of March 31, 2026	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,538	$7	$25	$348	$379	$370	$272	$137	$6,172	$5,784	$388
Greater than or equal to 620 and less than 660	1,225	3	68	368	294	236	167	89	5,799	5,546	253
Greater than or equal to 660 and less than 740	8,917	33	941	3,345	1,995	1,278	830	495	40,131	39,621	510
Greater than or equal to 740	42,266	42	4,087	16,226	10,272	5,721	3,505	2,413	50,731	50,644	87
Other internal credit metrics (2,3)	60,008	59,306	62	216	60	40	69	255	—	—	—
Total credit card and other consumer	$113,954	$59,391	$5,183	$20,503	$13,000	$7,645	$4,843	$3,389	$102,833	$101,595	$1,238
Gross charge-offs for the three months ended March 31, 2026	$105	$1	$—	$39	$21	$19	$13	$12	$1,144	$1,102	$42
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $59.3 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at March 31, 2026.

63 Bank of America

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$439,963	$15,830	$55,863	$35,821	$21,994	$26,036	$51,366	$233,053
Reservable criticized	11,988	3	220	877	1,017	984	2,465	6,422
Total U.S. Commercial	$451,951	$15,833	$56,083	$36,698	$23,011	$27,020	$53,831	$239,475
Gross charge-offs for the three months ended March 31, 2026	$141	$—	$3	$3	$9	$23	$20	$83

Non-U.S. Commercial
Risk ratings
Pass rated	$158,285	$4,533	$24,120	$18,941	$9,062	$7,894	$14,597	$79,138
Reservable criticized	2,437	—	244	106	395	186	175	1,331
Total Non-U.S. Commercial	$160,722	$4,533	$24,364	$19,047	$9,457	$8,080	$14,772	$80,469
Gross charge-offs for the three months ended March 31, 2026	$7	$—	$—	$—	$7	$—	$—	$—

Commercial Real Estate
Risk ratings
Pass rated	$61,998	$2,896	$11,847	$5,427	$4,107	$7,533	$19,362	$10,826
Reservable criticized	7,617	9	5	172	248	2,119	4,504	560
Total Commercial Real Estate	$69,615	$2,905	$11,852	$5,599	$4,355	$9,652	$23,866	$11,386
Gross charge-offs for the three months ended March 31, 2026	$89	$—	$—	$—	$—	$2	$87	$—

Commercial Lease Financing
Risk ratings
Pass rated	$15,401	$591	$3,805	$2,905	$2,561	$1,655	$3,884	$—
Reservable criticized	544	—	24	102	151	112	155	—
Total Commercial Lease Financing	$15,945	$591	$3,829	$3,007	$2,712	$1,767	$4,039	$—
Gross charge-offs for the three months ended March 31, 2026	$13	$—	$—	$1	$6	$4	$2	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$11,213	$553	$2,384	$1,863	$1,604	$1,407	$2,588	$814
Reservable criticized	627	—	26	115	187	103	189	7
Total U.S. Small Business Commercial	$11,840	$553	$2,410	$1,978	$1,791	$1,510	$2,777	$821
Gross charge-offs for the three months ended March 31, 2026	$9	$—	$1	$—	$1	$1	$2	$4

Total	$710,073	$24,415	$98,538	$66,329	$41,326	$48,029	$99,285	$332,151
Gross charge-offs for the three months ended March 31, 2026	$259	$—	$4	$4	$23	$30	$111	$87
(1)Excludes $3.6 billion of loans accounted for under the fair value option at March 31, 2026.
(2)Excludes U.S. Small Business Card loans of $11.3 billion. Refreshed FICO scores for this portfolio are $798 million for less than 620; $656 million for greater than or equal to 620 and less than 660; $3.7 billion for greater than or equal to 660 and less than 740; and $6.2 billion for greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $146 million.

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

65 Bank of America

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/Indirect as of December 31, 2025	Revolving Loans	2025	2024	2023	2022	2021	Prior	Total Credit Card as of December 31, 2025	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,560	$8	$274	$386	$404	$306	$141	$41	$6,255	$5,872	$383
Greater than or equal to 620 and less than 660	1,251	4	352	327	266	186	85	31	5,883	5,640	243
Greater than or equal to 660 and less than 740	9,117	37	3,739	2,236	1,491	986	439	189	41,176	40,679	497
Greater than or equal to 740	43,475	49	18,136	11,534	6,744	4,107	1,865	1,040	52,713	52,632	81
Other internal credit metrics (2, 3)	58,727	57,999	222	66	31	174	39	196	—	—	—
Total credit card and other consumer	$114,130	$58,097	$22,723	$14,549	$8,936	$5,759	$2,569	$1,497	$106,027	$104,823	$1,204
Gross charge-offs for the year ended December 31, 2025	$373	$6	$44	$110	$92	$64	$26	$31	$4,498	$4,338	$160
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
(2) Excludes U.S. Small Business Card loans of $10.9 billion. Refreshed FICO scores for this portfolio are $785 million for less than 620; $651 million for greater than or equal to 620 and less than 660; $3.6 billion for greater than or equal to 660 and less than 740; and $5.9 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $555 million.

Bank of America 66

During the three months ended March 31, 2026, commercial reservable criticized utilized exposure decreased to $24.3 billion at March 31, 2026 from $24.7 billion (to 3.21 percent from 3.37 percent of total commercial reservable utilized exposure) at December 31, 2025, primarily driven by commercial real estate.
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
Trial Offer and Permanent Modifications: Trial offer for modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. Some borrowers may enter into permanent modifications without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner, but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but most are in the range of 1 to 20 years. Principal forgiveness and payment deferrals were insignificant during the three months ended March 31, 2026 and 2025.
The table below provides the ending amortized cost of the Corporation’s consumer real estate loans modified during the three months ended March 31, 2026 and 2025.

Consumer Real Estate - Modifications to Borrowers in Financial Difficulty

	Forbearance and Other Payment Plans (1)	Permanent Modification	Total	As a % of Financing Receivables
(Dollars in millions)	March 31, 2026
Residential Loans	$117	$37	$154	0.07%
Home Equity	3	4	7	0.03
Total	$120	$41	$161	0.06

	March 31, 2025
Residential Loans	$8	$42	$50	0.02%
Home Equity	—	7	7	0.03
Total	$8	$49	$57	0.02
(1)Limited to those modifications that had an other-than-insignificant delay in payment, including extended residential mortgage relief provided to borrowers for their home rebuilding efforts following the 2025 California wildfires.

The table below presents the financial effect of modified consumer real estate loans.

Financial Effect of Modified Consumer Real Estate Loans

	Three Months Ended March 31
	2026	2025
Forbearance and Other Payment Plans
Weighted-average duration
Residential Mortgage	11 months	4 months
Home Equity	n/m	n/m
Permanent Modifications
Weighted-average Term Extension
Residential Mortgage	10.4 years	9.8 years
Home Equity	7.2 years	18.4 years
Weighted-average Interest Rate Reduction
Residential Mortgage	1.62%	1.41%
Home Equity	3.69%	1.99%
n/m = not meaningful
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, commitments to lend additional funds were not significant at March 31, 2026 and 2025.

67 Bank of America

The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. If a forbearance plan results in an other‑than‑insignificant payment delay, whether at inception or due to a subsequent extension, the loan’s payment status is based on the original contractual terms. During the three months ended March 31, 2026 and
2025, defaults of residential and home equity loans that had been modified within 12 months were insignificant. The table below provides aging information as of March 31, 2026 and 2025 for consumer real estate loans that were modified over the last 12 months.

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	March 31, 2026
Residential mortgage	$120	$35	$156	$311
Home equity	16	1	3	20
Total	$136	$36	$159	$331

	March 31, 2025
Residential mortgage	$111	$46	$51	$208
Home equity	27	2	2	31
Total	$138	$48	$53	$239
Consumer real estate foreclosed properties totaled $58 million at both March 31, 2026 and December 31, 2025. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at March 31, 2026 and December 31, 2025, was $422 million and $411 million. During the three months ended March 31, 2026 and 2025, the Corporation reclassified $11 million and $12 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months, most of which had a 60-month term at March 31, 2026. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The March 31, 2026 amortized cost of credit card and other consumer loans that were modified through these programs during the three months ended March 31, 2026 was $238 million compared to $217 million during the three months ended March 31, 2025. These modifications represented 0.11 percent of outstanding credit card and other consumer loans for both the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, the financial effect of modifications resulted in a weighted-average interest rate reduction of 17.74 percent and 18.37 percent, and principal forgiveness of $25 million in both periods.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of March 31, 2026 and 2025, defaults of credit card and other consumer loans that had been modified within 12 months were not significant. At March 31, 2026, modified credit card and other consumer loans to borrowers experiencing financial difficulty over the last 12 months totaled $715 million, of which $609 million were current, $59 million were 30-89 days past due, and $47 million were greater than 90 days past due. At March 31, 2025, modified credit card and other consumer loans to borrowers experiencing financial difficulty totaled $632 million, of which $530 million were current, $54 million were 30-89 days past due, and $48 million were greater than 90 days past due.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Corporation forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The following table provides the ending amortized cost of commercial loans modified during the three months ended March 31, 2026 and 2025.

Bank of America 68

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables
(Dollars in millions)	March 31, 2026
U.S. commercial	$785	$44	$—	$829	0.18%
Non-U.S. commercial	13	—	—	13	0.01
Commercial real estate	122	320	—	442	0.63
Total	$920	$364	$—	$1,284	0.19

	March 31, 2025
U.S. commercial	$269	$33	$—	$302	0.08%
Non-U.S. commercial	15	9	—	24	0.02
Commercial real estate	636	421	—	1,057	1.61
Total	$920	$463	$—	$1,383	0.23
Term extensions granted increased the weighted-average life of the impacted loans by 1.6 years for both the three months ended March 31, 2026 and 2025. The weighted-average duration of loan payments deferred under the Corporation’s commercial loan forbearance program was 1.3 years and 8 months during the three months ended March 31, 2026 and 2025. The deferral period for loan payments can vary, but are mostly in the range of 8 months to two years. Modifications of loans to troubled borrowers for Commercial Lease Financing and U.S. Small Business Commercial were not significant during the three months ended March 31, 2026 and 2025.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During the three months ended March 31, 2026, defaults of commercial loans that had been modified within 12 months were $209 million. During the three months ended March 31, 2025, defaults of commercial loans that had been modified within the last 12 months were $444 million. The table below provides aging information as of March 31, 2026 and 2025 for commercial loans that were modified over the last 12 months.

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	March 31, 2026
U.S. Commercial	$1,564	$658	$173	$2,395
Non-U.S. Commercial	49	—	—	49
Commercial Real Estate	949	—	527	1,476
Total	$2,562	$658	$700	$3,920

	March 31, 2025
U.S. Commercial	$1,189	$27	$49	$1,265
Non-U.S. Commercial	55	9	—	64
Commercial Real Estate	1,996	103	678	2,777
Total	$3,240	$139	$727	$4,106
For the three months ended March 31, 2026 and 2025, the Corporation had commitments to lend $477 million and $86 million to commercial borrowers experiencing financial difficulty whose loans were modified during the period.
Loans Held-for-sale
The Corporation had LHFS of $10.9 billion and $5.2 billion at March 31, 2026 and December 31, 2025. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $6.8 billion and $13.9 billion for the three months ended March 31, 2026 and 2025. Cash used for originations and purchases of LHFS totaled $12.5 billion and $10.5 billion for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, non-cash net transfers into LHFS were not significant.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and LHFS was $4.1 billion and $4.2 billion at March 31, 2026 and December 31, 2025 and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three months ended March 31, 2026 and 2025, the Corporation reversed $222 million and $231 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three months ended March 31, 2026 and 2025, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
Allowance for Credit Losses
The allowance for credit losses is estimated using quantitative and qualitative methods that consider a variety of factors, such as historical loss experience, the current credit quality of the

69 Bank of America

portfolio and an economic outlook over the life of the loan. Qualitative reserves cover losses that are expected but, in the Corporation's assessment, may not adequately be reflected in the quantitative methods or the economic assumptions. The economic outlook is a significant factor and incorporates forward-looking information through the use of several macroeconomic scenarios in determining the weighted economic outlook over the forecasted life of the assets. These scenarios include key macroeconomic variables such as gross domestic product, unemployment rate, real estate prices and corporate bond spreads. The scenarios that are chosen each quarter and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, internal and third-party economist views, and industry trends. For more information on the Corporation's credit loss accounting policies including the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
The March 31, 2026 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting continued inflation, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The Corporation’s overall weighted economic outlook as of March 31, 2026 remained relatively stable as compared to the weighted economic outlook estimated as of December 31, 2025. The weighted economic outlook for the Corporation’s quantitative reserves assumes that the U.S. average unemployment rate will be approximately five percent in the fourth quarter of 2026 and will remain near this level through the fourth quarter of 2027. It also assumes U.S. real gross domestic product will grow at 1.5 percent and 1.8 percent year-over-year in the fourth quarters of 2026 and 2027.
The allowance for credit losses decreased $71 million from December 31, 2025 to $14.3 billion at March 31, 2026. The decrease in the allowance for credit losses was driven by continued improvement in credit card and commercial real estate, partially offset by loan growth and a qualitative reserve build related to uncertainties associated with the ongoing conflicts in the Middle East. The change in the allowance for credit losses was comprised of a net decrease of $55 million in the allowance for loan and lease losses and a decrease of $16 million in the reserve for unfunded lending commitments. The decrease in the allowance for credit losses was attributed to a decrease in the credit card and other consumer portfolios of $110 million, partially offset by an increase in the commercial portfolio of $25 million and the consumer real estate portfolio of $14 million.
The provision for credit losses decreased $143 million to $1.3 billion for the three months ended March 31, 2026 compared to the same period in 2025. The decline in the provision for credit losses was attributed to a decrease in consumer of $137 million and commercial of $6 million. The decrease in consumer was primarily driven by improvement in asset quality in credit card. The provision for credit losses in commercial was relatively unchanged, as loan growth and a qualitative reserve build related to uncertainties associated with the ongoing conflicts in the Middle East were largely offset by improvement in asset quality in commercial real estate.
Net charge-offs decreased $43 million to $1.4 billion for the three months ended March 31, 2026 compared to the same period in 2025. The decline in net charge-offs was attributed to a $60 million decrease in the consumer portfolio due to asset quality improvement in credit card, partially offset by a $17 million increase in the commercial portfolio primarily due to corporate and commercial lending.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the table below.

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended March 31, 2026
Allowance for loan and lease losses, January 1	$416	$7,964	$4,823	$13,203
Loans and leases charged off	(16)	(1,316)	(405)	(1,737)
Recoveries of loans and leases previously charged off	18	255	55	328
Net charge-offs	2	(1,061)	(350)	(1,409)
Provision for loan and lease losses	(1)	950	404	1,353
Other	—	1	—	1
Allowance for loan and lease losses, March 31	417	7,854	4,877	13,148
Reserve for unfunded lending commitments, January 1	62	—	1,115	1,177
Provision for unfunded lending commitments	13	—	(29)	(16)
Reserve for unfunded lending commitments, March 31	75	—	1,086	1,161
Allowance for credit losses, March 31	$492	$7,854	$5,963	$14,309

	Three Months Ended March 31, 2025
Allowance for loan and lease losses, January 1	$293	$8,277	$4,670	$13,240
Loans and leases charged off	(6)	(1,349)	(378)	(1,733)
Recoveries of loans and leases previously charged off	18	218	45	281
Net charge-offs	12	(1,131)	(333)	(1,452)
Provision for loan and lease losses	32	1,067	367	1,466
Other	3	(1)	—	2
Allowance for loan and lease losses, March 31	340	8,212	4,704	13,256
Reserve for unfunded lending commitments, January 1	57	—	1,039	1,096
Provision for unfunded lending commitments	—	—	14	14
Reserve for unfunded lending commitments, March 31	57	—	1,053	1,110
Allowance for credit losses, March 31	$397	$8,212	$5,757	$14,366

Bank of America 70

NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For more information on the Corporation’s use of VIEs, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at March 31, 2026 and December 31, 2025 in situations where the Corporation has a loan or security interest and involvement with transferred assets or if the Corporation otherwise has an additional interest in the VIE. The tables also present the Corporation’s maximum loss exposure at March 31, 2026 and December 31, 2025 resulting from its involvement with consolidated VIEs and unconsolidated VIEs. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three months ended March 31, 2026 or the year ended December 31, 2025 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $1.2 billion and $1.1 billion at March 31, 2026 and December 31, 2025.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2026 and 2025.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency		Commercial Mortgage
	Three Months Ended March 31
(Dollars in millions)	2026	2025	2026	2025
Proceeds from loan sales (1)	$1,806	$1,095	$2,677	$5,490
Gains (losses) on securitizations (2)	(1)	(2)	3	46
Repurchases from securitization trusts (3)	19	21	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $13 million and $6 million, net of hedges, during the three months ended March 31, 2026 and 2025, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $77.8 billion and $82.7 billion at March 31, 2026 and 2025. Servicing fee and ancillary fee income on serviced loans was $50 million and $55 million during the three months ended March 31, 2026 and 2025. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $840 million and $894 million at March 31, 2026 and December 31, 2025. For more information on MSRs, see Note 14 – Fair Value Measurements.

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
Mortgage and Home Equity Securitizations
The table below summarizes select information related to mortgage and home equity securitization trusts in which the Corporation held a variable interest and had continuing involvement at March 31, 2026 and December 31, 2025.

Mortgage and Home Equity Securitizations

	Residential Mortgage
			Non-agency
	Agency		Prime and Alt-A		Subprime		Home Equity (1)		Commercial Mortgage
(Dollars in millions)	March 31 2026	December 31 2025	March 31 2026	December 31 2025	March 31 2026	December 31 2025	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Unconsolidated VIEs
Maximum loss exposure (2)	$6,761	$6,869	$12	$11	$539	$495	$—	$—	$1,728	$1,770
On-balance sheet assets
Senior securities:
Trading account assets	$266	$218	$10	$9	$28	$6	$—	$—	$525	$535
Debt securities carried at fair value	1,990	2,050	—	—	393	407	—	—	—	—
Held-to-maturity securities	4,505	4,601	—	—	—	—	—	—	1,037	1,075
All other assets	—	—	2	2	26	17	—	—	24	24
Total retained positions	$6,761	$6,869	$12	$11	$447	$430	$—	$—	$1,586	$1,634
Principal balance outstanding (3)	$64,671	$65,290	$10,950	$11,242	$3,910	$3,775	$147	$154	$90,425	$91,802

Consolidated VIEs
Maximum loss exposure (2)	$686	$939	$—	$—	$—	$30	$7	$8	$—	$—
On-balance sheet assets
Trading account assets	$686	$939	$—	$—	$—	$245	$—	$—	$—	$—
Loans and leases	—	—	—	—	—	—	14	15	—	—
Allowance for loan and lease losses	—	—	—	—	—	—	5	5	—	—
All other assets	—	—	—	—	—	—	—	1	—	—
Total assets	$686	$939	$—	$—	$—	$245	$19	$21	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$215	$12	$13	$—	$—
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
Other Asset-backed Securitizations
The following paragraphs summarize select information related to other asset-backed VIEs in which the Corporation had a variable interest at March 31, 2026 and December 31, 2025.
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
At March 31, 2026 and December 31, 2025, the carrying values of the receivables in the trusts totaled $16.0 billion and $17.1 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $6.1 billion and $6.4 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $12.2 billion and $11.4 billion of securities during the three months ended March 31, 2026 and 2025. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three months ended March 31, 2026 and 2025, resecuritization proceeds included securities with an initial fair value of $843 million and $2.0 billion, of which substantially all of the securities were classified as trading account assets for both periods. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
During the three months ended March 31, 2026 and 2025, the Corporation’s deconsolidated resecuritization trusts were not significant.

Bank of America 72

Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $2.1 billion and $1.7 billion at March 31, 2026 and December 31, 2025, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.0 billion at both March 31, 2026 and December 31, 2025. The weighted-average remaining life of bonds held in the trusts at March 31, 2026 was 9.3 years. There were no significant write-downs or downgrades of assets or issuers during the three months ended March 31, 2026 and 2025.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $63 million and $60 million at March 31, 2026 and December 31, 2025.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At March 31, 2026 and December 31, 2025, the Corporation’s consolidated investment VIEs had total assets of $65 million and $58 million. The Corporation also held investments in unconsolidated VIEs with total assets of $31.0 billion and $30.0 billion at March 31, 2026 and December 31, 2025. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.7 billion and $2.8 billion at March 31, 2026 and December 31, 2025 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $885 million and $850 million at March 31, 2026 and December 31, 2025. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
The following table summarizes the maximum loss exposure and assets held by the Corporation that related to other asset-backed VIEs at March 31, 2026 and December 31, 2025.

73 Bank of America

Other Asset-backed VIEs

	Credit Card and Automobile (1)		Resecuritization Trusts and Customer VIEs		Municipal Bond Trusts and CDOs		Investment VIEs and Leveraged Lease Trusts
(Dollars in millions)	March 31 2026	December 31 2025	March 31 2026	December 31 2025	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Unconsolidated VIEs
Maximum loss exposure	$—	$—	$5,989	$5,183	$3,031	$3,107	$3,827	$3,955
On-balance sheet assets
Securities (2):
Trading account assets	$—	$—	$1,629	$1,223	$11	$12	$152	$152
Debt securities carried at fair value	—	—	717	745	—	—	—	—
Held-to-maturity securities	—	—	1,694	1,747	—	—	—	—
Loans and leases	—	—	—	—	—	—	1,133	1,257
Allowance for loan and lease losses	—	—	—	—	—	—	(3)	(2)
All other assets	—	—	1,949	1,468	6	5	2,009	2,022
Total retained positions	$—	$—	$5,989	$5,183	$17	$17	$3,291	$3,429
Total on-balance sheet liabilities	$—	$—	$—	$—	$—	$—	$400	$409
Total assets of VIEs	$—	$—	$29,261	$31,798	$7,623	$8,065	$31,051	$30,016

Consolidated VIEs
Maximum loss exposure	$9,278	$9,995	$182	$196	$6,595	$5,975	$878	$844
On-balance sheet assets
Trading account assets	$—	$—	$368	$394	$6,126	$5,506	$4	$55
Debt securities carried at fair value	—	—	—	—	469	469	—	—
Loans and leases	16,047	17,066	—	—	—	—	875	794
Allowance for loan and lease losses	(859)	(875)	—	—	—	—	(1)	(1)
All other assets	184	197	41	40	—	—	7	2
Total assets	$15,372	$16,388	$409	$434	$6,595	$5,975	$885	$850
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$6,403	$5,779	$—	$—
Long-term debt	6,076	6,375	227	238	—	—	4	6
All other liabilities	18	18	—	—	—	—	3	—
Total liabilities	$6,094	$6,393	$227	$238	$6,403	$5,779	$7	$6
(1)At March 31, 2026 and December 31, 2025 loans and leases in the consolidated credit card trust included $4.7 billion and $5.4 billion of seller’s interest.
(2)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).
Tax-related VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax-related VIEs were $84.7 billion and $86.5 billion as of March 31, 2026 and December 31, 2025. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments.
At March 31, 2026 and December 31, 2025, the Corporation had tax-related equity investments totaling $24.5 billion and $25.4 billion, which were comprised of $23.5 billion and $24.4 billion as of the same periods under programs for which the Corporation elected the proportional amortization method, as well as $1.0 billion as of both periods accounted for under the equity method or fair value option. These investments are further described below.
The Corporation has investments in affordable housing, renewable energy and certain other projects that had a carrying value of $23.5 billion and $24.4 billion at March 31, 2026 and December 31, 2025, which included unfunded capital contributions of $7.5 billion and $8.1 billion that are probable to be paid.
For the investments that qualify, the Corporation has elected to account for its equity investments in affordable housing, renewable wind energy and certain other projects under the proportional amortization method. The investments that do not qualify are accounted for under the equity method. During the three months ended March 31, 2026 and 2025, the Corporation recognized income tax credits and other tax benefits related to these investments of $1.1 billion and $1.2 billion. For investments accounted for under the proportional amortization method, the Corporation recognized investment amortization of $753 million and $842 million in income tax expense during the three months ended March 31, 2026 and 2025, and additional gains, losses and other returns totaling $34 million and $20 million in other income for the same periods. The Corporation also has equity investments in solar renewable energy projects that are accounted for under either the equity method or at fair value when the Corporation has elected to account for the investment at fair value. These investments totaled $1.0 billion at both March 31, 2026 and December 31, 2025. The Corporation’s unfunded commitments that are not included in the carrying value of its tax-related equity investment VIEs totaled $3.5 billion and $2.6 billion at March 31, 2026 and December 31, 2025, which are contingent on various conditions precedent to funding over the next 10 years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. For investments accounted for under the proportional amortization method, there were no significant modifications or events that resulted in a change in the nature of those investments or in the relationship with the underlying project. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities.

Bank of America 74

The table below summarizes select information related to unconsolidated tax-related VIEs in which the Corporation held a variable interest at March 31, 2026 and December 31, 2025.

Unconsolidated Tax-related VIEs

(Dollars in millions)	March 31 2026	December 31 2025
Maximum loss exposure	$24,520	$25,435
On-balance sheet assets
All other assets	24,520	25,435
Total	$24,520	$25,435
On-balance sheet liabilities
All other liabilities	7,511	7,008
Total	$7,511	$7,008
Total assets of VIEs	$84,729	$86,476
NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at March 31, 2026 and December 31, 2025. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

(Dollars in millions)	March 31 2026	December 31 2025
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total goodwill	$69,021	$69,021
Intangible Assets
At both March 31, 2026 and December 31, 2025, the net carrying value of intangible assets was $1.8 billion. At both March 31, 2026 and December 31, 2025, intangible assets included $1.5 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $20 million for both the three months ended March 31, 2026 and 2025.
NOTE 8 Leases
The Corporation enters into both lessor and lessee arrangements. For more information on lease accounting, see Note 1 – Summary of Significant Accounting Principles and Note 8 – Leases to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K. For more information on lease financing receivables, see Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses.
Lessor Arrangements
The Corporation’s lessor arrangements primarily consist of operating, sales-type and direct financing leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.

The table below presents the net investment in sales-type and direct financing leases at March 31, 2026 and December 31, 2025.

Net Investment (1)

(Dollars in millions)	March 31 2026	December 31 2025
Lease receivables	$18,900	$19,198
Unguaranteed residuals	3,456	3,520
Total net investment in sales-type and direct financing leases	$22,356	$22,718
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $9.4 billion at both March 31, 2026 and December 31, 2025.
The table below presents lease income for the three months ended March 31, 2026 and 2025.

Lease Income

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Sales-type and direct financing leases	$319	$302
Operating leases	276	253
Total lease income	$595	$555
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at March 31, 2026 and December 31, 2025.

Lessee Arrangements

(Dollars in millions)	March 31 2026	December 31 2025
Right-of-use assets	$10,773	$8,395
Lease liabilities	11,471	9,086

At March 31, 2026 and December 31, 2025, right-of-use assets included $2.8 billion and $393 million, and lease liabilities included $2.9 billion and $440 million for a lease to a related party, which was extended in the first quarter of 2026 to 2049, for the Corporation’s principal office in New York, NY. The Corporation owns a 49.99 percent equity interest in the property, with the remaining 50.01 percent owned by a third party.

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
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance
Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at March 31, 2026 and December 31, 2025. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	March 31, 2026
Securities borrowed or purchased under agreements to resell (3)	$946,077	$(562,813)	$383,264	$(347,077)	$36,187
Securities loaned or sold under agreements to repurchase	$915,833	$(562,813)	$353,020	$(342,384)	$10,636
Other (4)	7,878	—	7,878	(7,878)	—
Total	$923,711	$(562,813)	$360,898	$(350,262)	$10,636

	December 31, 2025
Securities borrowed or purchased under agreements to resell (3)	$935,784	$(619,206)	$316,578	$(285,569)	$31,009
Securities loaned or sold under agreements to repurchase	$963,924	$(619,208)	$344,716	$(332,592)	$12,124
Other (4)	5,290	—	5,290	(5,290)	—
Total	$969,214	$(619,208)	$350,006	$(337,882)	$12,124
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
(3)Excludes repurchase activity of $21.3 billion and $19.6 billion reported in loans and leases on the Consolidated Balance Sheet for March 31, 2026 and December 31, 2025.
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
Repurchase Agreements and Securities Loaned Transactions Accounted for as Secured Borrowings
The following tables present securities sold under agreements to repurchase and securities loaned by remaining contractual term to maturity and class of collateral pledged. Included in “Other” are transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. Certain agreements contain a right to substitute collateral and/or terminate the agreement prior to maturity at the option of the Corporation or the counterparty. Such agreements are included in the table below based on the remaining contractual term to maturity. For more information on collateral requirements, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	March 31, 2026
Securities sold under agreements to repurchase	$354,023	$267,394	$77,134	$83,387	$781,938
Securities loaned	123,319	337	523	9,716	133,895
Other	7,878	—	—	—	7,878
Total	$485,220	$267,731	$77,657	$93,103	$923,711

	December 31, 2025
Securities sold under agreements to repurchase	$349,168	$314,290	$96,642	$74,081	$834,181
Securities loaned	118,550	5	1,019	10,169	129,743
Other	5,290	—	—	—	5,290
Total	$473,008	$314,295	$97,661	$84,250	$969,214
(1)No agreements have maturities greater than four years.

Bank of America 76

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	March 31, 2026
U.S. government and agency securities	$401,934	$1,388	$117	$403,439
Corporate securities, trading loans and other	39,148	930	11	40,089
Equity securities	18,725	131,548	7,750	158,023
Non-U.S. sovereign debt	312,284	29	—	312,313
Mortgage trading loans and ABS	9,847	—	—	9,847
Total	$781,938	$133,895	$7,878	$923,711

	December 31, 2025
U.S. government and agency securities	$453,619	$778	$188	$454,585
Corporate securities, trading loans and other	28,321	764	1	29,086
Equity securities	25,503	128,190	5,101	158,794
Non-U.S. sovereign debt	318,194	11	—	318,205
Mortgage trading loans and ABS	8,544	—	—	8,544
Total	$834,181	$129,743	$5,290	$969,214
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At both March 31, 2026 and December 31, 2025, the fair value of this collateral was $1.1 trillion, of which $1.1 trillion and $1.0 trillion were sold or repledged as of the end of the periods. The primary source of this collateral is securities borrowed or purchased under agreements to resell. For more information on collateral, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
Restricted Cash
At March 31, 2026 and December 31, 2025, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $7.1 billion and $6.5 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
NOTE 10 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. For more information on commitments and contingencies, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.5 billion and $10.6 billion at March 31, 2026 and December 31, 2025. The carrying value of the Corporation’s credit extension commitments at both March 31, 2026 and December 31, 2025, excluding commitments accounted for under the fair value option, was $1.2 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $2.5 billion and $2.4 billion at March 31, 2026 and December 31, 2025 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $68 million and $67 million at March 31, 2026 and December 31, 2025, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

77 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	March 31, 2026
Notional amount of credit extension commitments
Loan commitments (1)	$146,767	$215,436	$242,960	$22,371	$627,534
Home equity lines of credit	4,350	9,323	6,473	22,826	42,972
Standby letters of credit and financial guarantees (2)	24,077	10,339	4,747	456	39,619
Letters of credit	659	34	18	39	750
Other commitments (3)	13	51	65	1,008	1,137
Legally binding commitments	175,866	235,183	254,263	46,700	712,012
Credit card lines (4)	485,759	—	—	—	485,759
Total credit extension commitments	$661,625	$235,183	$254,263	$46,700	$1,197,771

	December 31, 2025
Notional amount of credit extension commitments
Loan commitments (1)	$139,725	$224,524	$244,340	$24,587	$633,176
Home equity lines of credit	4,247	9,808	7,240	21,787	43,082
Standby letters of credit and financial guarantees (2)	24,086	9,626	4,018	386	38,116
Letters of credit	639	46	19	44	748
Other commitments (3)	15	57	54	1,002	1,128
Legally binding commitments	168,712	244,061	255,671	47,806	716,250
Credit card lines (4)	476,926	—	—	—	476,926
Total credit extension commitments	$645,638	$244,061	$255,671	$47,806	$1,193,176
(1)     At March 31, 2026 and December 31, 2025, $3.5 billion and $3.4 billion of these loan commitments were held in the form of a security.
(2)     The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $28.4 billion and $10.2 billion at March 31, 2026, and $26.8 billion and $10.4 billion at December 31, 2025. Amounts in the table include consumer SBLCs of $1.0 billion and $987 million at March 31, 2026 and December 31, 2025.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At March 31, 2026 and December 31, 2025, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $786 million and $700 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans, net of amounts sold, of $518 million and $558 million, which upon settlement will be included in trading account assets.
At March 31, 2026 and December 31, 2025, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $236.4 billion and $149.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $147.1 billion and $108.9 billion. A significant portion of these commitments will expire within the next 12 months.
At March 31, 2026 and December 31, 2025, the Corporation had a commitment to originate or purchase up to $3.9 billion and $4.0 billion, on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2030 and can be terminated with 12 months prior notice.

At March 31, 2026 and December 31, 2025, the Corporation had debt and equity security commitments totaling $850 million and $884 million.
As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. At both March 31, 2026 and December 31, 2025, the Corporation had paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At both March 31, 2026 and December 31, 2025, these guarantees, which are accounted for as derivatives, had a notional amount of $2.4 billion and an insignificant fair value. At March 31, 2026 and December 31, 2025, the Corporation’s maximum exposure related to these guarantees totaled $378 million and $377 million, with an estimated maturity in 2034.

Bank of America 78

Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $190 billion, is an estimate of the Corporation’s maximum potential exposure as of March 31, 2026. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses, and the losses incurred related to the merchant processing activity were not significant.
Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $185 million and $184 million at March 31, 2026 and December 31, 2025 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. At March 31, 2026, the estimated range of possible loss in excess of the accrued representations and warranties reserve was not significant. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity.

Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $244.3 billion and $339.1 billion at March 31, 2026 and December 31, 2025.
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
Other Contingencies
In 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to impose a special assessment to recover certain estimated losses to the Deposit Insurance Fund (DIF) arising from the closures of Silicon Valley Bank and Signature Bank. The FDIC recovered the estimated losses through quarterly special assessments collected from certain insured depository institutions, including the Corporation. During the three months ended March 31, 2026, the Corporation paid its final scheduled quarterly special assessment of $244 million. The FDIC retains the authority to impose a one‑time supplemental assessment should actual losses to the DIF exceed the total amount collected, or provide an offset against regular deposit insurance assessments if collections exceed actual losses to the DIF. The Corporation would recognize any such adjustment in the period in which the underlying determination is made.

79 Bank of America

Litigation and Regulatory Matters
The following disclosures supplement the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K (the prior commitments and contingencies disclosure).
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below and in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $196 million and $156 million was recognized during the three months ended March 31, 2026 and 2025.
For any matter disclosed in this Note and in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and reasonably estimable (whether in excess of an accrued liability or where there is no accrued liability), the Corporation’s estimated range of possible loss is $0 to $0.25 billion in excess of the accrued liability, if any, as of March 31, 2026.
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
Deposit Insurance Assessment
On March 31, 2026, the U.S. District Court for the District of Columbia ruled that BANA did not owe additional interest to the FDIC. BANA continues to pledge security satisfactory to the FDIC with respect to the amount of additional interest the FDIC had sought, pending a possible appeal by the FDIC.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
April 23, 2026	June 5, 2026	June 26, 2026	$0.28
February 3, 2026	March 6, 2026	March 27, 2026	0.28
(1) In 2026, and through May 1, 2026.
During the three months ended March 31, 2026, the Corporation repurchased and retired approximately 140 million shares of common stock, which reduced shareholders’ equity by $7.2 billion, including excise taxes.
During the three months ended March 31, 2026, in connection with employee stock plans, the Corporation issued 92 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 35 million shares of common stock. At March 31, 2026, the Corporation had reserved 498 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On April 23, 2026, the Board of Directors declared a quarterly common stock dividend of $0.28 per share.
Preferred Stock
During the three months ended March 31, 2026, the Corporation declared $425 million of cash dividends on preferred stock. During the three months ended March 31, 2026, the Corporation fully redeemed Series DD for $1.0 billion.
For more information on the Corporation’s preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Bank of America 80

NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the three months ended March 31, 2026 and 2025.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2024	$(2,252)	$(1,694)	$(5,588)	$(4,617)	$(1,134)	$(15,285)
Net change	366	297	1,313	27	11	2,014
Balance, March 31, 2025	$(1,886)	$(1,397)	$(4,275)	$(4,590)	$(1,123)	$(13,271)

Balance, December 31, 2025	$(1,096)	$(2,023)	$(1,998)	$(4,298)	$(1,111)	$(10,526)
Net change	(529)	660	(627)	35	9	(452)
Balance, March 31, 2026	$(1,625)	$(1,363)	$(2,625)	$(4,263)	$(1,102)	$(10,978)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the three months ended March 31, 2026 and 2025.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Three Months Ended March 31
(Dollars in millions)	2026			2025
Debt securities:
Net increase (decrease) in fair value	$(686)	$159	$(527)	$481	$(117)	$364
Net realized (gains) losses reclassified into earnings (1)	(3)	1	(2)	2	—	2
Net change	(689)	160	(529)	483	(117)	366
Debit valuation adjustments:
Net increase (decrease) in fair value	874	(214)	660	393	(96)	297
Net change	874	(214)	660	393	(96)	297
Derivatives:
Net increase (decrease) in fair value	(1,197)	286	(911)	1,361	(340)	1,021
Reclassifications into earnings:
Net interest income	379	(91)	288	397	(100)	297
Compensation and benefits expense	(5)	1	(4)	(7)	2	(5)
Net realized (gains) losses reclassified into earnings	374	(90)	284	390	(98)	292
Net change	(823)	196	(627)	1,751	(438)	1,313
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	47	(12)	35	35	(8)	27
Net change	47	(12)	35	35	(8)	27
Foreign currency:
Net increase (decrease) in fair value	103	(91)	12	(216)	227	11
Net realized (gains) losses reclassified into earnings (1)	(2)	(1)	(3)	—	—	—
Net change	101	(92)	9	(216)	227	11
Total other comprehensive income (loss)	$(490)	$38	$(452)	$2,446	$(432)	$2,014
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

81 Bank of America

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three months ended March 31, 2026 and 2025 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

	Three Months Ended March 31
(In millions, except per share information)	2026	2025
Earnings per common share
Net income	$8,584	$7,360
Preferred stock dividends and other	(429)	(406)
Net income applicable to common shareholders	$8,155	$6,954
Average common shares issued and outstanding	7,256.1	7,677.9
Earnings per common share	$1.12	$0.91

Diluted earnings per common share
Net income applicable to common shareholders	$8,155	$6,954
Add preferred stock dividends due to assumed conversions	56	—
Net income allocated to common shareholders	$8,211	$6,954
Average common shares issued and outstanding	7,256.1	7,677.9
Dilutive potential common shares	161.4	92.9
Total average diluted common shares issued and outstanding	7,417.5	7,770.8
Diluted earnings per common share	$1.11	$0.89
Diluted EPS is calculated by adjusting net income applicable to common shareholders and average common shares issued and outstanding for the potential impact, if dilutive, of any instruments that are exercisable or convertible into common shares. As the Corporation’s Series L convertible preferred stock (Series L) was dilutive to EPS for the three months ended March 31, 2026, total average dilutive common shares issued and outstanding included 62 million common shares, as the Series L was assumed to have been converted into common shares as of the beginning of the period. In addition, Series L preferred dividends of $56 million for the three months ended March 31, 2026 were included in net income allocated to common shareholders, as they would have been paid if the Series L was converted. For the three months ended March 31, 2025, the Corporation’s Series L was antidilutive, and therefore, there was no assumed conversion of any shares.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the three months ended March 31, 2026, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
For more information regarding the fair value hierarchy, how the Corporation measures fair value and valuation techniques, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 15 – Fair Value Option.

Bank of America 82

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at March 31, 2026 and December 31, 2025, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	March 31, 2026
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,343	$—	$—	$—	$1,343
Federal funds sold and securities borrowed or purchased under agreements to resell	—	640,749	—	(412,736)	228,013
Trading account assets:
U.S. Treasury and government agencies	72,490	1,176	—	—	73,666
Corporate securities, trading loans and other	—	58,530	2,069	—	60,599
Equity securities	80,280	31,972	286	—	112,538
Non-U.S. sovereign debt	14,206	43,453	246	—	57,905
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	50,109	8	—	50,117
Mortgage trading loans, ABS and other MBS	—	8,386	1,010	—	9,396
Total trading account assets (2)	166,976	193,626	3,619	—	364,221
Derivative assets	20,047	313,574	4,842	(290,148)	48,315
AFS debt securities:
U.S. Treasury and government agencies	213,702	745	—	—	214,447
Mortgage-backed securities:
Agency	—	43,446	—	—	43,446
Agency-collateralized mortgage obligations	—	18,275	—	—	18,275
Non-agency residential	—	263	—	—	263
Commercial	—	43,900	41	—	43,941
Non-U.S. securities	930	32,436	46	—	33,412
Other taxable securities	—	6,131	—	—	6,131
Tax-exempt securities	—	9,048	—	—	9,048
Total AFS debt securities	214,632	154,244	87	—	368,963
Other debt securities carried at fair value:
U.S. Treasury and government agencies	4,680	—	—	—	4,680
Agency MBS	—	5	—	—	5
Non-agency residential MBS	—	239	—	—	239
Non-U.S. and other securities	1,169	11,333	—	—	12,502
Total other debt securities carried at fair value	5,849	11,577	—	—	17,426
Loans and leases	—	3,687	70	—	3,757
Loans held-for-sale	—	5,377	54	—	5,431
Other assets (3)	6,492	3,551	2,064	—	12,107
Total assets (4)	$415,339	$1,326,385	$10,736	$(702,884)	$1,049,576
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,783	$—	$—	$1,783
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	640,037	—	(412,736)	227,301
Trading account liabilities:
U.S. Treasury and government agencies	18,877	130	—	—	19,007
Equity securities	61,909	5,937	18	—	67,864
Non-U.S. sovereign debt	14,692	12,843	—	—	27,535
Corporate securities and other	—	15,321	92	—	15,413
Mortgage trading loans and ABS	—	14	—	—	14
Total trading account liabilities	95,478	34,245	110	—	129,833
Derivative liabilities	19,686	307,950	5,426	(289,124)	43,938
Short-term borrowings	—	11,434	10	—	11,444
Accrued expenses and other liabilities	7,209	3,564	52	—	10,825
Long-term debt	—	78,703	571	—	79,274
Total liabilities (4)	$122,373	$1,077,716	$6,169	$(701,860)	$504,398
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $16.0 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $703 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs, which are classified as Level 3 assets, of $963 million.
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

Bank of America 84

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026 and 2025, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended March 31, 2026
Trading account assets:
Corporate securities, trading loans and other	$1,922	$115	$4	$609	$(413)	$29	$(242)	$267	$(222)	$2,069	$72
Equity securities	322	(12)	—	32	(40)	—	—	12	(28)	286	(12)
Non-U.S. sovereign debt	240	(3)	7	7	(3)	—	(15)	13	—	246	(3)
Mortgage trading loans, MBS and ABS	935	(23)	—	190	(107)	—	(57)	116	(36)	1,018	(28)
Total trading account assets	3,419	77	11	838	(563)	29	(314)	408	(286)	3,619	29
Net derivative assets (liabilities) (4)	(1,313)	1,077	—	348	(473)	—	136	(520)	161	(584)	1,196
AFS debt securities:
Non-agency residential MBS	9	—	—	—	—	—	—	—	(9)	—	—
Commercial MBS	22	—	—	18	—	—	(1)	2	—	41	—
Non-U.S. and other taxable securities	322	—	—	5	—	—	(3)	—	(278)	46	—
Total AFS debt securities	353	—	—	23	—	—	(4)	2	(287)	87	—
Other debt securities carried at fair value – Non-agency residential MBS	125	—	—	—	—	—	—	—	(125)	—	—
Loans and leases (5)	76	—	—	—	—	—	(6)	—	—	70	(1)
Loans held-for-sale (5)	55	1	1	—	—	—	(5)	2	—	54	—
Other assets (6,7)	2,118	(30)	—	15	—	62	(101)	—	—	2,064	(34)
Trading account liabilities – Equity securities	(14)	—	—	4	(3)	—	—	(5)	—	(18)	—
Trading account liabilities – Corporate securities and other	(119)	(4)	—	(1)	—	(1)	30	(1)	4	(92)	(6)
Short-term borrowings (5)	(40)	33	—	—	—	(5)	2	—	—	(10)	(1)
Accrued expenses and other liabilities (5)	(28)	(53)	—	—	—	—	25	—	4	(52)	(53)
Long-term debt (5)	(481)	(66)	16	—	—	(45)	5	—	—	(571)	(66)

Three Months Ended March 31, 2025
Trading account assets:
Corporate securities, trading loans and other	$1,814	$122	$1	$514	$(346)	$8	$(304)	$203	$(99)	$1,913	$35
Equity securities	374	9	—	56	(13)	—	(105)	45	(31)	335	1
Non-U.S. sovereign debt	344	49	15	16	—	—	(171)	—	(11)	242	49
Mortgage trading loans, MBS and ABS	978	3	—	87	(96)	—	(17)	93	(61)	987	17
Total trading account assets	3,510	183	16	673	(455)	8	(597)	341	(202)	3,477	102
Net derivative assets (liabilities) (4)	(1,961)	850	—	246	(377)	—	(43)	(254)	9	(1,530)	776
AFS debt securities:
Non-agency residential MBS	247	—	—	—	—	—	—	—	(240)	7	—
Commercial MBS	328	(2)	3	225	—	—	(90)	—	—	464	(2)
Non-U.S. and other taxable securities	36	—	(1)	506	—	—	(2)	—	—	539	—
Total AFS debt securities	611	(2)	2	731	—	—	(92)	—	(240)	1,010	(2)
Other debt securities carried at fair value – Non-agency residential MBS	149	2	—	—	—	—	(1)	—	(99)	51	(1)
Loans and leases (5)	82	1	—	—	—	—	(2)	44	—	125	1
Loans held-for-sale (5)	132	13	2	—	(14)	—	(10)	—	—	123	5
Other assets (6,7)	1,969	(18)	8	32	—	37	(69)	—	—	1,959	(35)
Trading account liabilities – Equity securities	(10)	3	—	3	—	—	—	(3)	2	(5)	3
Trading account liabilities – Corporate securities and other	(110)	(33)	—	(1)	(4)	—	10	(11)	1	(148)	(40)
Accrued expenses and other liabilities (5)	(89)	(7)	—	2	—	—	—	—	—	(94)	(7)
Long-term debt (5)	(553)	(23)	10	—	—	—	123	—	—	(443)	(23)
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains of $26 million and $25 million related to financial instruments still held at March 31, 2026 and 2025.
(4)Net derivative assets (liabilities) include derivative assets of $4.8 billion and $3.5 billion and derivative liabilities of $5.4 billion and $5.0 billion at March 31, 2026 and 2025.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

85 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at March 31, 2026 and December 31, 2025.

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2026

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$179	Discounted cash flow, Market comparables	Yield	0% to 15%	8%
Trading account assets – Mortgage trading loans, MBS and ABS	114		Prepayment speed	0% to 41% CPR	6% CPR
Loans and leases	65		Default rate	0% to 7% CDR	6% CDR
			Price	$0 to $115	$53
			Loss severity	0% to 82%	26%
Instruments backed by commercial real estate assets	$342	Discounted cash flow, Asset-based approach	Yield	0% to 5%	2%
Trading account assets – Corporate securities, trading loans and other	239		Price	$0 to $101	$64
Trading account assets – Mortgage trading loans, MBS and ABS	45
AFS debt securities – Commercial	41
Loans held-for-sale	17
Commercial loans, debt securities and other	$3,023	Discounted cash flow, Market comparables	Yield	0% to 24%	12%
Trading account assets – Corporate securities, trading loans and other	1,830		Prepayment speed	20%	n/a
Trading account assets – Non-U.S. sovereign debt	246		Default rate	2%	n/a
Trading account assets – Mortgage trading loans, MBS and ABS	859		Loss severity	30%	n/a
AFS debt securities – Non-U.S. and other taxable securities	46		Price	$0 to $134	$61
Loans and leases	5
Loans held-for-sale	37
Other assets, primarily MSRs and tax-related equity investments	$2,064	Discounted cash flow, Market comparables	Price	$10 to $95	$83
			Yield	9% to 11%	10%
			Weighted-average life, fixed rate (5)	0 to 13 years	6 years
			Weighted-average life, variable rate (5)	0 to 10 years	4 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(571)	Discounted cash flow, Market comparables	Yield	16% to 22%	20%
			Price	$28 to $103	$93
			Natural gas forward price	$1/MMBtu to $7/MMBtu	$3 /MMBtu

Net derivative assets (liabilities)
Credit derivatives	$50	Market comparables, Discounted cash flow, Stochastic recovery correlation model	Credit spreads	5 to 325 bps	41 bps
			Default rate	2% CDR	n/a
			Credit correlation	41% to 73%	62%
			Price	$0 to $108	$63
Equity derivatives	$(376)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	64%
			Long-dated equity volatilities	0% to 100%	39%
Commodity derivatives	$(646)	Discounted cash flow	Natural gas forward price	$1/MMBtu to $7/MMBtu	$3/MMBtu
			Commodities volatilities	65% to 96%	78%
			Power forward price	$28 to $125	$54
Interest rate derivatives	$388	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	45%
			Correlation (FX/IR)	(10)% to 58%	25%
			Long-dated inflation rates	0% to 17%	2%
			Interest rate volatilities	0% to 1%	1%
Total net derivative assets (liabilities)	$(584)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 83: Trading account assets – Corporate securities, trading loans and other of $2.1 billion, Trading account assets – Non-U.S. sovereign debt of $246 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.0 billion, AFS debt securities of $87 million, Other assets of $2.1 billion, Loans and leases of $70 million and LHFS of $54 million.
(3)Includes models such as Monte Carlo simulation and Black-Scholes.
(4)Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
(5)The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

Bank of America 86

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2025

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$327	Discounted cash flow, Market comparables	Yield	0% to 15%	8%
Trading account assets – Mortgage trading loans, MBS and ABS	120		Prepayment speed	0% to 40% CPR	7% CPR
Loans and leases	73		Default rate	0% to 7% CDR	7% CDR
AFS debt securities - Non-agency residential	9		Price	$0 to $115	$53
Other debt securities carried at fair value - Non-agency residential	125		Loss severity	0% to 81%	27%
Instruments backed by commercial real estate assets	$373	Discounted cash flow, Asset based approach	Yield	0% to 5%	2%
Trading account assets – Corporate securities, trading loans and other	304		Price	$0 to $100	$42
Trading account assets – Mortgage trading loans, MBS and ABS	47
AFS debt securities – Commercial	22
Commercial loans, debt securities and other	$3,006	Discounted cash flow, Market comparables	Yield	4% to 24%	13%
Trading account assets – Corporate securities, trading loans and other	1,618		Prepayment speed	20%	n/a
Trading account assets – Non-U.S. sovereign debt	240		Default rate	2%	n/a
Trading account assets – Mortgage trading loans, MBS and ABS	768		Loss severity	30%	n/a
AFS debt securities – Non-U.S. and other taxable securities	322		Price	$0 to $137	$67
Loans and leases	3
Loans held-for-sale	55
Other assets, primarily MSRs and tax-related equity investments	$2,118	Discounted cash flow, Market comparables	Price	$10 to $95	$84
			Yield	8% to 11%	9%
			Weighted-average life, fixed rate (5)	0 to 14 years	6 years
			Weighted-average life, variable rate (5)	0 to 11 years	4 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(481)	Discounted cash flow, Market comparables	Yield	15% to 22%	20%
			Price	$29 to $101	$93
			Natural gas forward price	$2/MMBtu to $6/MMBtu	$3/MMBtu

Net derivative assets (liabilities)
Credit derivatives	$(3)	Market comparables, Discounted cash flow, Stochastic recovery correlation model	Credit spreads	5 to 245 bps	36 bps
			Default rate	2% CDR	n/a
			Credit correlation	40% to 74%	67%
			Price	$0 to $111	$106
Equity derivatives	$(1,018)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	68%
			Long-dated equity volatilities	0% to 104%	37%
Commodity derivatives	$(664)	Discounted cash flow	Natural gas forward price	$2/MMBtu to $6/MMBtu	$3/MMBtu
			Commodities volatilities	49% to 53%	51%
			Power forward price	$29 to $134	$56
Interest rate derivatives	$372	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	45%
			Correlation (FX/IR)	(5)% to 58%	26%
			Long-dated inflation rates	G(1)% to 20%	2%
			Long-dated inflation volatilities	5%	n/a
			Interest rates volatilities	(1)% to 1%	0%
Total net derivative assets (liabilities)	$(1,313)
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
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable
Uncertainty of Fair Value Measurements from Unobservable Inputs
For information on the types of instruments, valuation approaches and the impact of changes in unobservable inputs used in Level 3 measurements, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

87 Bank of America

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2026 and 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

	March 31, 2026		Three Months Ended March 31, 2026
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$65	$196	$(23)
Foreclosed properties (1)	—	48	(3)

	March 31, 2025		Three Months Ended March 31, 2025
Assets
Loans held-for-sale	$85	$229	$55
Foreclosed properties (1)	—	43	—
(1)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the three months ended March 31, 2026.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Three Months Ended March 31, 2026
Loans held-for-sale	$196	Pricing model	Implied yield	12% to 38%	n/a
(1)The weighted average is calculated based upon the fair value of the loans.
There were no significant Level 3 instruments held as of December 31, 2025 that had nonrecurring fair value measurements for the year ended December 31, 2025.
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at March 31, 2026 and December 31, 2025, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2026 and 2025.

Bank of America 88

Fair Value Option Elections

	March 31, 2026			December 31, 2025
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$228,013	$227,926	$87	$185,491	$185,324	$167
Loans reported as trading account assets (1)	10,954	25,050	(14,096)	10,230	24,475	(14,245)
Trading inventory – other	14,279	n/a	n/a	16,791	n/a	n/a
Consumer and commercial loans	3,757	3,822	(65)	3,498	3,594	(96)
Loans held-for-sale (1)	5,431	5,951	(520)	2,271	2,868	(597)
Other assets	4,175	n/a	n/a	4,054	n/a	n/a
Long-term deposits	1,783	1,873	(90)	1,223	1,385	(162)
Federal funds purchased and securities loaned or sold under agreements to repurchase	227,301	227,323	(22)	223,067	223,087	(20)
Short-term borrowings	11,444	11,450	(6)	8,051	8,046	5
Unfunded loan commitments	68	n/a	n/a	67	n/a	n/a
Accrued expenses and other liabilities	2,981	2,957	24	3,767	3,628	139
Long-term debt	79,274	85,021	(5,747)	72,591	76,534	(3,943)
(1)    A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended March 31
	2026			2025
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$(89)	$(2)	$(91)	$134	$(2)	$132
Loans reported as trading account assets	267	1	268	112	—	112
Trading inventory – other (1)	(2,515)	—	(2,515)	1,707	—	1,707
Consumer and commercial loans	137	(16)	121	18	1	19
Loans held-for-sale (2)	—	(32)	(32)	—	60	60
Short-term borrowings	155	—	155	41	—	41
Unfunded loan commitments	—	(1)	(1)	—	(9)	(9)
Accrued expenses and other liabilities	19	(95)	(76)	(7)	—	(7)
Long-term debt (3)	(1,039)	(10)	(1,049)	(255)	(12)	(267)
Other (4)	38	(26)	12	(115)	(10)	(125)
Total	$(3,027)	$(181)	$(3,208)	$1,635	$28	$1,663
(1)    The gains (losses) in market making and similar activities are primarily offset by (losses) gains on trading liabilities that hedge these assets.
(2)    Includes the value of IRLCs on funded loans, including those sold during the period.
(3)    The net gains (losses) in market making and similar activities relate to the embedded derivatives in structured liabilities and are typically offset by (losses) gains on derivatives and securities that hedge these liabilities. For the cumulative impact of changes in the Corporation’s own credit spreads and the amount recognized in accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss). For more information on how the Corporation’s own credit spread is determined, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
(4)    Includes gains (losses) on other assets, long-term deposits and federal funds purchased and securities loaned or sold under agreements to repurchase.

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended March 31
(Dollars in millions)	2026	2025
Loans reported as trading account assets	$(86)	$160
Consumer and commercial loans	(16)	—
Loans held-for-sale	(17)	1
Unfunded loan commitments	(1)	(9)

89 Bank of America

NOTE 16 Fair Value of Financial Instruments
The following disclosures include financial instruments that are not carried at fair value or only a portion of the ending balance is carried at fair value on the Consolidated Balance Sheet. Certain loans, deposits, long-term debt, unfunded lending commitments and other financial instruments are accounted for under the fair value option. For more information, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at March 31, 2026 and December 31, 2025 are presented in the table below.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	March 31, 2026
Financial assets
Loans	$1,168,824	$48,769	$1,105,422	$1,154,191
Loans held-for-sale	10,944	10,347	597	10,944
Financial liabilities
Deposits (1)	2,037,663	2,038,779	—	2,038,779
Long-term debt	325,964	328,749	1,000	329,749
Commercial unfunded lending commitments (2)	1,229	68	6,676	6,744

	December 31, 2025
Financial assets
Loans	$1,149,093	$51,136	$1,085,303	$1,136,439
Loans held-for-sale	5,165	4,720	445	5,165
Financial liabilities
Deposits (1)	2,018,729	2,020,072	—	2,020,072
Long-term debt	317,816	323,681	725	324,406
Commercial unfunded lending commitments (2)	1,244	67	6,673	6,740
(1)    Includes demand deposits of $1.1 trillion with no stated maturities at both March 31, 2026 and December 31, 2025.
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

Bank of America 90

NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the
Corporation’s 2025 Annual Report on Form 10-K. The following table presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three months ended March 31, 2026 and 2025, and total assets at March 31, 2026 and 2025 for each business segment, as well as All Other.

Results of Business Segments and All Other (1)

At and for the three months ended March 31	Total Corporation (2)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2026	2025	2026	2025	2026	2025
Net interest income	$15,907	$14,588	$8,993	$8,505	$1,862	$1,765
Noninterest income	14,527	13,804	2,056	1,988	4,850	4,251
Total revenue, net of interest expense	30,434	28,392	11,049	10,493	6,712	6,016
Provision for credit losses	1,337	1,480	1,132	1,292	2	14
Noninterest expense
Compensation and benefits (3)	11,334	10,889	1,588	1,570	3,260	3,031
Other noninterest expense	7,197	6,881	4,249	4,256	1,678	1,628
Total noninterest expense	18,531	17,770	5,837	5,826	4,938	4,659
Income before income taxes	10,566	9,142	4,080	3,375	1,772	1,343
Income tax expense	1,982	1,782	1,020	844	443	336
Net income	$8,584	$7,360	$3,060	$2,531	$1,329	$1,007
Period-end total assets	$3,496,186	$3,349,039	$1,058,618	$1,054,637	$336,511	$329,816

	Global Banking		Global Markets		All Other
	2026	2025	2026	2025	2026	2025
Net interest income	$3,230	$3,151	$1,861	$1,189	$(39)	$(22)
Noninterest income	3,057	2,841	5,248	5,396	(684)	(672)
Total revenue, net of interest expense	6,287	5,992	7,109	6,585	(723)	(694)
Provision for credit losses	185	154	27	28	(9)	(8)
Noninterest expense
Compensation and benefits (3)	1,212	1,240	1,158	1,052	—	—
Other noninterest expense	2,011	1,944	3,212	2,759	163	290
Total noninterest expense	3,223	3,184	4,370	3,811	163	290
Income (loss) before income taxes	2,879	2,654	2,712	2,746	(877)	(976)
Income tax expense (benefit)	792	730	705	796	(978)	(924)
Net income (loss)	$2,087	$1,924	$2,007	$1,950	$101	$(52)
Period-end total assets	$745,299	$687,169	$1,091,745	$959,477	$264,013	$317,940
(1)Segment results are presented on an FTE basis and include additional net interest income and income tax expense, related to tax-exempt securities, of $162 million and $145 million for the three months ended March 31, 2026 and 2025, respectively, as compared to the Consolidated Statement of Income.
(2)There were no material intersegment revenues.
(3)Represents the compensation and benefits directly incurred by each segment.

91 Bank of America

The table below presents noninterest income and the associated components for the three months ended March 31, 2026 and 2025 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended March 31
(Dollars in millions)	2026	2025	2026	2025	2026	2025
Fees and commissions:
Card income
Interchange fees	$865	$916	$665	$710	$(14)	$(6)
Other card income	628	602	608	587	16	16
Total card income	1,493	1,518	1,273	1,297	2	10
Service charges
Deposit-related fees	1,306	1,228	638	618	15	13
Lending-related fees	368	333	—	—	17	14
Total service charges	1,674	1,561	638	618	32	27
Investment and brokerage services
Asset management fees	4,312	3,738	74	55	4,241	3,687
Brokerage fees	1,229	1,075	28	28	430	402
Total investment and brokerage services	5,541	4,813	102	83	4,671	4,089
Investment banking fees
Underwriting income	951	770	—	—	82	69
Syndication fees	337	369	—	—	—	—
Financial advisory services	553	384	—	—	—	—
Total investment banking fees	1,841	1,523	—	—	82	69
Total fees and commissions	10,549	9,415	2,013	1,998	4,787	4,195
Market making and similar activities	3,637	3,584	7	8	31	34
Other income (loss)	341	805	36	(18)	32	22
Total noninterest income	$14,527	$13,804	$2,056	$1,988	$4,850	$4,251

	Global Banking		Global Markets		All Other
	Three Months Ended March 31
	2026	2025	2026	2025	2026	2025
Fees and commissions:
Card income
Interchange fees	$198	$198	$16	$14	$—	$—
Other card income	4	4	—	—	—	(5)
Total card income	202	202	16	14	—	(5)
Service charges
Deposit-related fees	639	582	14	14	—	1
Lending-related fees	265	244	86	75	—	—
Total service charges	904	826	100	89	—	1
Investment and brokerage services
Asset management fees	—	—	—	—	(3)	(4)
Brokerage fees	11	18	760	627	—	—
Total investment and brokerage services	11	18	760	627	(3)	(4)
Investment banking fees
Underwriting income	373	322	547	453	(51)	(74)
Syndication fees	177	186	160	183	—	—
Financial advisory services	497	339	55	45	1	—
Total investment banking fees	1,047	847	762	681	(50)	(74)
Total fees and commissions	2,164	1,893	1,638	1,411	(53)	(82)
Market making and similar activities	81	66	3,721	3,622	(203)	(146)
Other income (loss)	812	882	(111)	363	(428)	(444)
Total noninterest income	$3,057	$2,841	$5,248	$5,396	$(684)	$(672)

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
Common Equity Ratio – Ending common shareholders’ equity divided by ending total assets.
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

95 Bank of America

Part II. Other Information
Bank of America Corporation and Subsidiaries
Item 1. Legal Proceedings
See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 12 – Commitments and Contingencies to the
Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended March 31, 2026. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (2)
January 1 - 31, 2026	35,641	$54.02	35,608	$28,205
February 1 - 28, 2026	83,145	53.34	55,829	25,235
March 1 - 31, 2026	56,103	48.04	48,334	22,912
Three months ended March 31, 2026	174,889	51.78	139,771
(1)Includes 35 million shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On July 23, 2025, the Corporation’s Board of Directors authorized and announced a $40 billion common stock repurchase program (2025 Repurchase Program), effective August 1, 2025, to replace the previously disclosed repurchase program, which expired on August 1, 2025. During the three months ended March 31, 2026, pursuant to the 2025 Repurchase Program, the Corporation repurchased approximately 140 million shares, or $7.2 billion, of its common stock. For more information, see Capital Management – CCAR and Capital Planning in the MD&A on page 16 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of equity securities during the three months ended March 31, 2026.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of the Corporation’s directors or officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Corporation’s securities.

Bank of America 96

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof		10-Q	3.1	7/31/25	1-6523

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		10-Q	3.2	7/30/24	1-6523

10.1	Form of Cash-Settled Restricted Stock Units Award Agreement under the Bank of America Corporation Equity Plan (BACEP)	1,2

10.2	Form of Performance-Based Restricted Stock Units Award Agreement under the BACEP	1,2

10.3	Form of Time-Based Cash-Settled Restricted Stock Units Award Agreement under the BACEP	1,2

10.4	Form of Time-Based Share-Settled Restricted Stock Units Award Agreement under the BACEP	1,2

22	Subsidiary Issuers of Guaranteed Securities		10-K	22	2/25/26	1-6523

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

101.INS	Inline XBRL Instance Document	4

101.SCH	Inline XBRL Taxonomy Extension Schema Document	1

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bank of America Corporation Registrant

Date:	May 1, 2026	/s/ Johnbull E. Okpara
Johnbull E. Okpara Chief Accounting Officer

97 Bank of America