Form 10-Q
period 2026-06-30
BANK OF AMERICA CORP /DE/
filed 2026-07-31
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Yes ☐ No ☑
On July 30, 2026, there were 6,992,748,365 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
June 30, 2026
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K and in any of the Corporation’s subsequent U.S. Securities and Exchange Commission (SEC) filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage, which are inherently difficult to predict, resulting from pending, threatened or future litigation and regulatory inquiries, demands, requests, investigations, proceedings and enforcement actions, which the Corporation is subject to in the ordinary course of business, including matters related to our processing of unemployment benefits for California and certain other states, the features of our automatic credit card payment service, the adequacy of the Corporation’s anti-money laundering and economic sanctions programs and the processing of electronic payments, including through the Zelle network, and related fraud, which are in various stages; in connection with ongoing litigation, the impact of certain changes to Visa’s and Mastercard’s respective card payment network rules and reductions in interchange fees for U.S.-based merchants; the possibility that the Corporation’s future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the impact of U.S. and global interest rates (including the potential for fluctuations in interest rates), inflation, currency exchange rates, economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, which may have varying effects across industries and geographies, and geopolitical instability; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including a deterioration in private credit markets, bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected, including due to changes in economic assumptions, which may include unemployment rates, real estate prices, gross domestic product levels and corporate bond spreads, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, such as the impact of trade policies, supply chain disruptions, commodity prices, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation's concentration of credit risk; the Corporation’s ability to achieve its expense targets (including noninterest expense) and expectations regarding revenue, net interest income, operating leverage, other income, provision for credit losses, net charge-offs, effective tax rate, loan or deposit growth or other projections and targets; variances to the underlying assumptions and judgments used in estimating banking book net interest income sensitivity; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations, including impacts from the 2025 Budget Reconciliation Act; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic payments and payment of checks, that were authorized by the customer but induced by fraud; the impact of failures or disruptions in or breaches of the Corporation’s operations or

Bank of America 2

information systems, or those of various third parties, including regulators and federal and state governments, such as from cybersecurity incidents; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and the ability to achieve expected or potential benefits, such as increased productivity and cost savings; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental goals or the impact of any changes in the Corporation’s sustainability or human capital management strategy or goals; the impact of uncertain or changing political conditions, federal government shutdowns, including partial shutdowns, and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary, trade or regulatory policy; the emergence of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the Russia/Ukraine conflict, the conflicts in the Middle East, the possible expansion of such conflicts and potential geopolitical and economic consequences), civil unrest, terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At June 30, 2026, the Corporation had $3.5 trillion in assets and a headcount of approximately 211,000 employees. As of June 30, 2026, we served clients through operations across the U.S., its territories and more than 35 countries and/or jurisdictions. Our retail banking footprint covers all major markets in the U.S., and we serve more than 69 million consumer and small business clients with approximately 3,500 retail financial centers, approximately 15,000 automated teller machines (ATMs), and leading digital banking platforms (www.bankofamerica.com) with approximately 50 million active users, including approximately 42 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of approximately $4.9 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
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
Recent Developments
Capital Management
On July 23, 2026, the Corporation’s Board of Directors (Board) declared a quarterly common stock dividend of $0.32 per share, an increase of 14 percent compared to the prior quarterly dividend, payable on September 25, 2026 to shareholders of record as of September 4, 2026.
For more information on our capital resources, see Capital Management beginning on page 19.

3 Bank of America

Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2026	2025	2026	2025
Income statement
Net interest income	$15,997	$14,670	$31,742	$29,113
Noninterest income	15,561	12,773	30,088	26,577
Total revenue, net of interest expense	31,558	27,443	61,830	55,690
Provision for credit losses	1,366	1,592	2,703	3,072
Noninterest expense	18,627	17,183	37,158	34,953
Income before income taxes	11,565	8,668	21,969	17,665
Income tax expense	2,491	1,498	4,311	3,135
Net income	9,074	7,170	17,658	14,530
Preferred stock dividends and other	326	291	755	697
Net income applicable to common shareholders	$8,748	$6,879	$16,903	$13,833
Per common share information
Earnings	$1.22	$0.91	$2.35	$1.81
Diluted earnings	1.21	0.90	2.31	1.79
Dividends paid	0.28	0.26	0.56	0.52
Performance ratios
Return on average assets (1)	1.03%	0.84%	1.01%	0.86%
Return on average common shareholders’ equity (1)	12.71	10.12	12.33	10.24
Return on average tangible common shareholders’ equity (2)	17.03	13.61	16.52	13.79
Efficiency ratio (1)	59.02	62.61	60.10	62.76
			June 30 2026	December 31 2025

Balance sheet
Total loans and leases			$1,217,619	$1,185,700
Total assets			3,499,191	3,411,738
Total deposits			2,025,124	2,018,729
Total liabilities			3,198,097	3,108,495
Total common shareholders’ equity			276,098	277,251
Total shareholders’ equity			301,094	303,243
(1)For definitions, see Key Metrics on page 101.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most directly comparable financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 46.
Net income was $9.1 billion and $17.7 billion, or $1.21 and $2.31 per diluted share, for the three and six months ended June 30, 2026 compared to $7.2 billion and $14.5 billion, or $0.90 and $1.79 per diluted share, for the same periods in 2025. The increase in net income was due to higher noninterest income and net interest income, as well as lower provision for credit losses, partially offset by higher noninterest expense.
Total assets increased $87.5 billion from December 31, 2025 to $3.5 trillion primarily driven by higher securities borrowed or purchased under agreements to resell and higher customer and other receivables to support Global Markets client activity, as well as higher loans and leases due to growth in commercial loans, partially offset by lower debt securities primarily due to maturities and paydowns.
Total liabilities increased $89.6 billion from December 31, 2025 to $3.2 trillion primarily driven by higher customer trade payables and trading account liabilities to support Global Markets client activity, as well as higher long-term debt issuances and short-term borrowings for liquidity positioning.

Shareholders’ equity decreased $2.1 billion from December 31, 2025 primarily due to returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, a decrease in accumulated other comprehensive income (OCI) and a preferred stock redemption, partially offset by net income.
Net Interest Income
Net interest income increased $1.3 billion to $16.0 billion, and $2.6 billion to $31.7 billion for the three and six months ended June 30, 2026 compared to the same periods in 2025. Net interest yield on a fully taxable-equivalent (FTE) basis increased 14 basis points (bps) and 12 bps to 2.08 percent for both the three and six months ended June 30, 2026 compared to the same periods in 2025. The increases were primarily driven by higher net interest income related to Global Markets activity, deposit and loan growth, and fixed-asset repricing, partially offset by the impact of lower interest rates. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 6, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 43.

Bank of America 4

Noninterest Income

Table 2	Noninterest Income

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2026	2025	2026	2025
Fees and commissions:
Card income		$1,583	$1,646	$3,076	$3,164
Service charges		1,706	1,615	3,380	3,176
Investment and brokerage services		5,653	4,780	11,194	9,593
Investment banking fees		2,138	1,428	3,979	2,951
Total fees and commissions		11,080	9,469	21,629	18,884
Market making and similar activities		4,177	3,153	7,814	6,737
Other income (loss)		304	151	645	956
Total noninterest income		$15,561	$12,773	$30,088	$26,577
Noninterest income increased $2.8 billion to $15.6 billion and increased $3.5 billion to $30.1 billion for the three and six months ended June 30, 2026 compared to the same periods in 2025. The following highlights the significant changes.
●    Service charges increased $91 million and $204 million primarily due to higher treasury service charges.
●    Investment and brokerage services increased $873 million and $1.6 billion primarily driven by higher asset management fees reflecting higher market valuations and the impact of positive assets under management (AUM) flows, as well as higher brokerage fees due to increased transactional volume.
●    Investment banking fees increased $710 million for the three-month period due to higher debt issuance, advisory and equity issuance fees. The increase of $1.0 billion in the six-month period was driven by higher advisory, debt issuance and equity issuance fees.
●    Market making and similar activities increased $1.0 billion and $1.1 billion primarily driven by higher trading revenue in Equities, partially offset by lower income from foreign currency risk management activities.
●    Other income increased $153 million for the three-month period primarily due to relatively higher equity investment expenses recognized in the prior year related to certain tax-related equity investments placed in service during that period. The decrease of $311 million in the six-month period was primarily due to gains recorded on leveraged finance activities in the prior-year period, partially offset by relatively higher equity investment expenses recognized in the prior year related to certain tax-related equity investments placed in service during that period.
Provision for Credit Losses
The provision for credit losses decreased $226 million to $1.4 billion and $369 million to $2.7 billion for the three and six months ended June 30, 2026 compared to the same periods in 2025. For more information on the provision for credit losses, see Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2026	2025	2026	2025
Compensation and benefits		$10,987	$10,332	$22,321	$21,221
Information processing and communications		1,924	1,819	3,942	3,713
Occupancy and equipment		1,914	1,836	3,814	3,692
Product delivery and transaction related		1,327	974	2,453	1,888
Professional fees		573	640	1,156	1,292
Marketing		736	563	1,269	1,069
Other general operating		1,166	1,019	2,203	2,078
Total noninterest expense		$18,627	$17,183	$37,158	$34,953
Noninterest expense increased $1.4 billion to $18.6 billion and $2.2 billion to $37.2 billion for the three and six months ended June 30, 2026 compared to the same periods in 2025. The increases were primarily driven by higher revenue-related expenses during both periods, as well as continued investments in the business, including people, marketing and technology for the three-month period, and continued investments in people, technology and marketing for the six-month period.

5 Bank of America

Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2026	2025	2026	2025
Income before income taxes		$11,565	$8,668	$21,969	$17,665
Income tax expense		2,491	1,498	4,311	3,135
Effective tax rate		21.5%	17.3%	19.6%	17.7%
The effective tax rate increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 driven by lower tax preference items, primarily related to lower renewable energy tax credits on certain tax-related equity investment activity and lower discrete tax benefits relative to pretax earnings.
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
For more information on the reconciliation of these non-GAAP financial measures to the corresponding GAAP financial measures, see Non-GAAP Reconciliations on page 46.
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
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 4, and Table 5 on page 7.
For information on key segment performance metrics, see Business Segment Operations on page 10.

Bank of America 6

Table 5	Selected Financial Data
						Six Months Ended June 30
	2026 Quarters		2025 Quarters
(In millions, except per share information)	Second	First	Fourth	Third	Second	2026	2025
Income statement
Net interest income	$15,997	$15,745	$15,750	$15,233	$14,670	$31,742	$29,113
Noninterest income	15,561	14,527	12,617	13,807	12,773	30,088	26,577
Total revenue, net of interest expense	31,558	30,272	28,367	29,040	27,443	61,830	55,690
Provision for credit losses	1,366	1,337	1,308	1,295	1,592	2,703	3,072
Noninterest expense	18,627	18,531	17,437	17,337	17,183	37,158	34,953
Income before income taxes	11,565	10,404	9,622	10,408	8,668	21,969	17,665
Income tax expense	2,491	1,820	1,975	2,076	1,498	4,311	3,135
Net income	9,074	8,584	7,647	8,332	7,170	17,658	14,530
Net income applicable to common shareholders	8,748	8,155	7,319	7,903	6,879	16,903	13,833
Average common shares issued and outstanding	7,151.2	7,256.1	7,364.9	7,466.0	7,581.2	7,203.5	7,629.5
Average diluted common shares issued and outstanding	7,294.2	7,417.5	7,546.9	7,627.1	7,651.6	7,356.2	7,711.2
Performance ratios
Return on average assets (1)	1.03%	0.99%	0.89%	0.96%	0.84%	1.01%	0.86%
Four-quarter trailing return on average assets (2)	0.97	0.92	0.89	0.88	0.84	n/a	n/a
Return on average common shareholders’ equity (1)	12.71	11.95	10.45	11.40	10.12	12.33	10.24
Return on average tangible common shareholders’ equity (3)	17.03	16.00	13.97	15.29	13.61	16.52	13.79
Return on average shareholders’ equity (1)	12.09	11.51	9.98	11.01	9.74	11.80	9.94
Return on average tangible shareholders’ equity (3)	15.76	14.98	12.97	14.35	12.77	15.37	13.04
Total ending equity to total ending assets	8.60	8.60	8.89	8.89	8.66	8.60	8.66
Common equity ratio (1)	7.89	7.88	8.13	8.12	7.98	7.89	7.98
Total average equity to total average assets	8.52	8.61	8.86	8.75	8.61	8.57	8.70
Dividend payout (1)	22.77	24.82	28.02	26.31	28.48	23.76	28.57
Per common share data
Earnings	$1.22	$1.12	$0.99	$1.06	$0.91	$2.35	$1.81
Diluted earnings	1.21	1.11	0.98	1.04	0.90	2.31	1.79
Dividends paid	0.28	0.28	0.28	0.28	0.26	0.56	0.52
Book value (1)	39.34	38.66	38.44	37.72	36.92	39.34	36.92
Tangible book value (3)	29.37	28.84	28.73	28.16	27.49	29.37	27.49
Market capitalization	$399,884	$347,583	$396,686	$378,125	$351,904	$399,884	$351,904
Average balance sheet
Total loans and leases	$1,216,519	$1,189,528	$1,170,895	$1,153,035	$1,128,453
Total assets	3,531,568	3,512,490	3,427,791	3,433,447	3,430,280
Total deposits	2,022,950	2,016,929	2,012,523	1,991,434	1,973,761
Long-term debt	256,197	253,997	245,470	247,425	249,104
Common shareholders’ equity	275,988	276,753	277,881	275,149	272,756
Total shareholders’ equity	300,984	302,501	303,873	300,381	295,329
Asset quality
Allowance for credit losses (4)	$14,264	$14,309	$14,380	$14,361	$14,434
Nonperforming loans, leases and foreclosed properties (5)	5,870	5,933	5,905	5,470	6,104
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.08%	1.09%	1.12%	1.14%	1.17%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	228	225	228	248	222
Net charge-offs	$1,412	$1,409	$1,287	$1,367	$1,525
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.47%	0.48%	0.44%	0.47%	0.55%
Capital ratios at period end (6)
Common equity tier 1 capital	11.2%	11.2%	11.4%	11.6%	11.5%
Tier 1 capital	12.6	12.6	12.8	13.1	12.9
Total capital	14.7	14.5	14.7	15.0	14.8
Tier 1 leverage	6.6	6.5	6.8	6.8	6.7
Supplementary leverage ratio	5.5	5.5	5.7	5.8	5.7
Tangible equity (3)	6.7	6.7	7.0	7.0	6.8
Tangible common equity (3)	6.0	6.0	6.2	6.2	6.1
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	26.3%	26.1%	26.3%	27.0%	27.1%
Total loss-absorbing capacity to supplementary leverage exposure	11.4	11.3	11.7	11.9	12.0
Eligible long-term debt to risk-weighted assets	12.8	12.6	12.7	13.1	13.5
Eligible long-term debt to supplementary leverage exposure	5.6	5.5	5.7	5.8	6.0
(1)For definitions, see Key Metrics on page 101.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 6 and Non-GAAP Reconciliations on page 46.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 32 and corresponding Table 25 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 36 and corresponding Table 31.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 19.
n/a = not applicable

7 Bank of America

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	Second Quarter 2026			Second Quarter 2025
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$254,700	$2,215	3.49%	$274,839	$2,843	4.15%
Time deposits placed and other short-term investments	11,839	93	3.15	10,405	89	3.43
Federal funds sold and securities borrowed or purchased under agreements to resell	373,297	4,185	4.50	353,331	4,094	4.65
Trading account assets	240,768	3,097	5.16	234,282	3,081	5.27
Debt securities	880,724	6,051	2.74	933,065	6,932	2.96
Loans and leases (2)
Residential mortgage	236,187	2,106	3.57	235,130	2,031	3.46
Home equity	27,099	370	5.48	26,190	379	5.80
Credit card	103,640	2,794	10.81	100,013	2,846	11.41
Direct/Indirect and other consumer	116,455	1,484	5.11	108,955	1,484	5.47
Total consumer	483,381	6,754	5.60	470,288	6,740	5.74
U.S. commercial	482,510	6,034	5.01	427,194	5,709	5.36
Non-U.S. commercial	164,502	1,940	4.73	149,044	2,016	5.42
Commercial real estate (3)	70,280	985	5.62	65,847	1,023	6.23
Commercial lease financing	15,846	200	5.06	16,080	214	5.33
Total commercial	733,138	9,159	5.01	658,165	8,962	5.46
Total loans and leases	1,216,519	15,913	5.24	1,128,453	15,702	5.58
Other earning assets	128,879	2,441	7.60	115,831	2,277	7.89
Total earning assets	3,106,726	33,995	4.39	3,050,206	35,018	4.60
Cash and due from banks	26,656			24,781
Other assets, less allowance for loan and lease losses	398,186			355,293
Total assets	$3,531,568			$3,430,280
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$1,108,939	$5,042	1.82%	$1,078,771	$5,739	2.13%
Time and savings deposits	254,022	1,661	2.62	259,261	1,998	3.09
Total U.S. interest-bearing deposits	1,362,961	6,703	1.97	1,338,032	7,737	2.32
Non-U.S. interest-bearing deposits	126,738	669	2.11	121,921	944	3.11
Total interest-bearing deposits	1,489,699	7,372	1.98	1,459,953	8,681	2.38
Federal funds purchased and securities loaned or sold under agreements to repurchase	353,243	4,135	4.70	414,655	4,946	4.78
Short-term borrowings and other interest-bearing liabilities	228,651	2,472	4.34	183,008	2,489	5.45
Trading account liabilities	57,026	756	5.32	53,805	676	5.04
Long-term debt	256,197	3,100	4.85	249,104	3,411	5.49
Total interest-bearing liabilities	2,384,816	17,835	3.00	2,360,525	20,203	3.43
Noninterest-bearing sources
Noninterest-bearing deposits	533,251			513,808
Other liabilities (4)	312,517			260,618
Shareholders’ equity	300,984			295,329
Total liabilities and shareholders’ equity	$3,531,568			$3,430,280
Net interest spread			1.39%			1.17%
Impact of noninterest-bearing sources			0.69			0.77
Net interest income/yield on earning assets (5)		$16,160	2.08%		$14,815	1.94%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 43.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $65.0 billion and $59.9 billion, and non-U.S. commercial real estate loans of $5.3 billion and $5.9 billion for the second quarter of 2026 and 2025.
(4)Includes $84.6 billion and $58.8 billion of structured notes and liabilities for the second quarter of 2026 and 2025.
(5)Net interest income includes FTE adjustments of $163 million and $145 million for the second quarter of 2026 and 2025.

Bank of America 8

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Six Months Ended June 30
(Dollars in millions)	2026			2025
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$249,443	$4,302	3.48%	$273,433	$5,653	4.17%
Time deposits placed and other short-term investments	11,158	170	3.07	9,806	181	3.72
Federal funds sold and securities borrowed or purchased under agreements to resell	359,867	8,042	4.51	337,758	7,868	4.70
Trading account assets	249,355	6,329	5.12	232,867	6,115	5.29
Debt securities	897,762	12,358	2.76	928,432	13,718	2.96
Loans and leases (2)
Residential mortgage	236,138	4,190	3.55	231,902	3,947	3.41
Home equity	26,992	722	5.39	26,020	745	5.77
Credit card	103,365	5,616	10.96	100,092	5,684	11.45
Direct/Indirect and other consumer	115,318	2,937	5.14	107,907	2,916	5.45
Total consumer	481,813	13,465	5.62	465,921	13,292	5.74
U.S. commercial	474,349	11,810	5.02	419,530	11,136	5.35
Non-U.S. commercial	161,309	3,791	4.74	143,977	4,074	5.71
Commercial real estate (3)	69,558	1,948	5.65	65,800	2,043	6.26
Commercial lease financing	16,069	433	5.41	15,963	429	5.40
Total commercial	721,285	17,982	5.03	645,270	17,682	5.52
Total loans and leases	1,203,098	31,447	5.27	1,111,191	30,974	5.62
Other earning assets	132,687	4,868	7.40	115,268	4,720	8.26
Total earning assets	3,103,370	67,516	4.38	3,008,755	69,229	4.63
Cash and due from banks	26,269			24,244
Other assets, less allowance for loan and lease losses	392,443			356,871
Total assets	$3,522,082			$3,389,870
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$1,109,271	$9,982	1.81%	$1,073,674	$11,266	2.12%
Time and savings deposits	252,985	3,350	2.67	260,977	4,116	3.18
Total U.S. interest-bearing deposits	1,362,256	13,332	1.97	1,334,651	15,382	2.32
Non-U.S. interest-bearing deposits	127,886	1,341	2.11	119,341	1,931	3.26
Total interest-bearing deposits	1,490,142	14,673	1.99	1,453,992	17,313	2.40
Federal funds purchased and securities loaned or sold under agreements to repurchase	368,642	8,422	4.61	399,955	9,575	4.83
Short-term borrowings and other interest-bearing liabilities	213,526	4,695	4.43	171,681	4,823	5.66
Trading account liabilities	54,988	1,501	5.51	53,741	1,383	5.19
Long-term debt	255,103	6,158	4.85	245,092	6,732	5.52
Total interest-bearing liabilities	2,382,401	35,449	3.00	2,324,461	39,826	3.45
Noninterest-bearing sources
Noninterest-bearing deposits	529,813			512,097
Other liabilities (4)	308,130			258,551
Shareholders’ equity	301,738			294,761
Total liabilities and shareholders’ equity	$3,522,082			$3,389,870
Net interest spread			1.38%			1.18%
Impact of noninterest-bearing sources			0.70			0.78
Net interest income/yield on earning assets (5)		$32,067	2.08%		$29,403	1.96%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 43.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $64.0 billion and $59.9 billion, and non-U.S. commercial real estate loans of $5.5 billion and $5.9 billion for the six months ended June 30, 2026 and 2025.
(4)Includes $81.0 billion and $56.3 billion of structured notes and liabilities for the six months ended June 30, 2026 and 2025.
(5)Net interest income includes FTE adjustments of $325 million and $290 million for the six months ended June 30, 2026 and 2025.

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
For more information on our presentation of financial information on an FTE basis, see Supplemental Financial Data on page 6, and for reconciliations to consolidated total revenue, net income and period--end total assets, see Note 17 – Business Segment Information to the Consolidated Financial Statements.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators that management uses when evaluating segment results. We believe they are useful to investors because they provide additional information about our segments’ operational performance, client trends and business growth.
Consumer Banking

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Net interest income	$9,206	$8,726	6%	$18,199	$17,231	6%
Noninterest income:
Card income	1,346	1,415	(5)	2,619	2,712	(3)
Service charges	639	627	2	1,277	1,245	3
All other income	145	45	n/m	290	118	146
Total noninterest income	2,130	2,087	2	4,186	4,075	3
Total revenue, net of interest expense	11,336	10,813	5	22,385	21,306	5

Provision for credit losses	1,160	1,282	(10)	2,292	2,574	(11)
Noninterest expense	5,801	5,567	4	11,638	11,393	2
Income before income taxes	4,375	3,964	10	8,455	7,339	15
Income tax expense	1,094	991	10	2,114	1,835	15
Net income	$3,281	$2,973	10	$6,341	$5,504	15

Effective tax rate	25.0%	25.0%		25.0%	25.0%

Net interest yield	3.68	3.51		3.67	3.49
Efficiency ratio	51.18	51.48		51.99	53.48
Return on average allocated capital	29	27		28	25

Balance Sheet

	Three Months Ended June 30			Six Months Ended June 30
Average	2026	2025	% Change	2026	2025	% Change
Total loans and leases	$321,056	$319,142	1%	$321,607	$317,101	1%
Total earning assets	1,002,799	996,193	1	999,632	994,233	1
Total assets	1,041,292	1,033,776	1	1,038,000	1,031,560	1
Total deposits	956,957	951,986	1	953,900	949,780	—
Allocated capital	45,500	44,000	3	45,500	44,000	3

Period end				June 30 2026	December 31 2025	% Change
Total loans and leases				$322,271	$325,871	(1)%
Total earning assets				999,457	998,969	—
Total assets				1,039,051	1,039,346	—
Total deposits				953,195	956,265	—
n/m = not meaningful
Consumer Banking offers a diversified range of lending, deposit and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Consumer Banking Results
Three-Month Comparison
Net income for Consumer Banking increased $308 million to $3.3 billion due to higher revenue and lower provision for credit losses, partially offset by higher noninterest expense. Net interest income increased $480 million to $9.2 billion primarily driven by higher deposit spreads, as well as loan and deposit balances. Noninterest income was $2.1 billion, relatively unchanged from the same period a year ago.
The provision for credit losses decreased $122 million to $1.2 billion primarily due to improved asset quality in credit card. Noninterest expense increased $234 million to $5.8 billion primarily driven by continued investments in the business, including technology and marketing.

Bank of America 10

Average loans and leases increased $1.9 billion to $321.1 billion primarily due to growth in credit card balances.
Average deposits increased $5.0 billion to $957.0 billion primarily due to net inflows of $11.5 billion in checking and $3.8 billion in time deposits, partially offset by net outflows of $10.4 billion in money market and other savings.
Six-Month Comparison
Net income for Consumer Banking increased $837 million to $6.3 billion due to higher revenue and lower provision for credit losses, partially offset by higher noninterest expense. Net interest income increased $968 million to $18.2 billion due to the same factors as described in the three-month discussion. Noninterest income increased $111 million to $4.2 billion, primarily due to a higher amount of allocated asset and liability management (ALM) activities.
The provision for credit losses decreased $282 million to $2.3 billion primarily due to the same factor as described in the three-month discussion. Noninterest expense increased $245 million to $11.6 billion primarily due to the same factors as described in the three-month discussion.
Average loans and leases increased $4.5 billion to $321.6 billion due to the same factor as described in the three-month discussion.
Average deposits increased $4.1 billion to $953.9 billion primarily due to net inflows of $10.3 billion in checking and $5.9 billion in time deposits, partially offset by net outflows of $12.1 billion in money market and other savings.
Consumer investment assets increased $99.8 billion to $639.5 billion driven by higher market valuations and positive net client flows.
Key Statistics
The table below provides key performance indicators for deposit spreads, other period-end information, credit and debit card and loan production activities.

Key Statistics

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025
Deposit Spreads
Total deposit spreads (excludes noninterest costs)	3.08%	2.91%	3.05%	2.88%

Period end
Consumer investment assets (in millions) (1)			$639,517	$539,727
Active digital banking users (in thousands) (2)			49,834	48,998
Active mobile banking users (in thousands) (3)			42,056	40,840
Financial centers			3,530	3,664
ATMs			14,939	14,904

Credit and Debit Card
Total credit card (4)
Gross interest yield (5)	11.36%	12.06%	11.49%	12.09%
Risk-adjusted margin (6)	6.47	7.07	6.58	6.88
New accounts (in thousands)	999	834	1,883	1,747
Purchase volumes	$101,877	$94,814	$194,849	$183,022
Debit card purchase volumes	164,189	149,288	316,123	289,485

Loan Production (7)
Consumer Banking:
First mortgage	$3,497	$3,052	$6,563	$4,909
Home equity	2,404	2,241	4,404	4,075
Total (8):
First mortgage	$8,259	$6,604	$14,691	$11,112
Home equity	2,899	2,766	5,361	4,980
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

11 Bank of America

Since June 30, 2025, active mobile banking users increased by more than one million, reflecting client growth and continuing changes in our clients’ banking preferences. We had a net decrease of 134 financial centers and an increase of 35 ATMs as we continued to optimize our consumer banking network.
During the three months ended June 30, 2026, the total risk-adjusted margin decreased 60 bps primarily driven by lower card-related fee income and lower net interest margin due to loan balance mix, partially offset by lower net charge-offs. During the six months ended June 30, 2026, the total risk-adjusted margin decreased 30 bps due to the same factors as described in the three-month discussion. During the three and six months ended June 30, 2026, total credit card purchase volumes increased $7.1 billion and $11.8 billion, and debit card purchase volumes increased $14.9 billion and $26.6 billion, reflecting higher levels of consumer spending.
During the three and six months ended June 30, 2026, first mortgage loan originations for Consumer Banking increased $445 million and $1.7 billion, and first mortgage loan originations for the total Corporation increased $1.7 billion and $3.6 billion for the same periods, primarily driven by higher demand.
During the three and six months ended June 30, 2026, home equity production in Consumer Banking increased $163 million and $329 million, and home equity production for the total Corporation increased $133 million and $381 million for the same periods, primarily driven by higher demand.
Global Wealth & Investment Management

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Net interest income	$1,888	$1,762	7%	$3,750	$3,527	6%
Noninterest income:
Investment and brokerage services	4,793	4,033	19	9,464	8,122	17
All other income	190	142	34	369	304	21
Total noninterest income	4,983	4,175	19	9,833	8,426	17
Total revenue, net of interest expense	6,871	5,937	16	13,583	11,953	14

Provision for credit losses	11	20	(45)	13	34	(62)
Noninterest expense	4,976	4,593	8	9,914	9,252	7
Income before income taxes	1,884	1,324	42	3,656	2,667	37
Income tax expense	471	331	42	914	667	37
Net income	$1,413	$993	42	$2,742	$2,000	37

Effective tax rate	25.0%	25.0%		25.0%	25.0%

Net interest yield	2.42	2.31		2.39	2.28
Efficiency ratio	72.41	77.36		72.99	77.40
Return on average allocated capital	26	20		25	21

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2026	2025	% Change	2026	2025	% Change
Total loans and leases	$270,257	$237,377	14%	$266,226	$234,866	13%
Total earning assets	313,639	306,490	2	316,294	311,660	1
Total assets	328,688	320,224	3	331,035	325,387	2
Total deposits	281,593	276,825	2	284,072	281,586	1
Allocated capital	22,250	19,750	13	22,250	19,750	13

Period end				June 30 2026	December 31 2025	% Change
Total loans and leases				$276,980	$261,303	6%
Total earning assets				311,564	320,899	(3)
Total assets				327,667	335,495	(2)
Total deposits				278,155	289,854	(4)
GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For more information on GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM increased $420 million to $1.4 billion primarily due to higher revenue, partially offset by higher noninterest expense. The operating margin was 27 percent compared to 22 percent a year ago.
Net interest income increased $126 million to $1.9 billion primarily driven by loan and deposit growth.
Noninterest income, which primarily includes investment and brokerage services income, increased $808 million to $5.0 billion. The increase was primarily driven by higher asset management fees, which increased 19 percent to $4.4 billion, reflecting higher market valuations and the impact of positive AUM flows, as well as higher brokerage fees due to increased transactional volume.
Noninterest expense increased $383 million to $5.0 billion primarily due to higher revenue-related incentives.
Average loans and leases increased $32.9 billion to $270.3 billion primarily driven by custom lending, securities-based lending and residential mortgage. Average deposits increased $4.8 billion to $281.6 billion, with growth in banking balances largely offset by a decline in brokerage deposits due to clients moving balances to higher yielding cash alternatives.
Merrill Wealth Management revenue of $5.7 billion increased 16 percent primarily driven by higher asset management fees

Bank of America 12

reflecting higher market valuations and the impact of positive AUM flows, as well as higher brokerage fees due to increased transactional volume.
Bank of America Private Bank revenue of $1.2 billion increased 17 percent primarily driven by higher net interest income from loan and deposit growth, as well as higher asset management fees reflecting higher market valuations and the impact of positive AUM flows.
Six-Month Comparison
Net income for GWIM increased $742 million to $2.7 billion primarily due to higher revenue, partially offset by higher noninterest expense. The operating margin was 27 percent compared to 22 percent a year ago.
Net interest income increased $223 million to $3.8 billion due to the same factors as described in the three-month discussion.
Noninterest income, which primarily includes investment and brokerage services income, increased $1.4 billion to $9.8 billion due to the same factors as described in the three-month discussion.
Noninterest expense increased $662 million to $9.9 billion due to the same factor as described in the three-month discussion.
Average loans increased $31.4 billion to $266.2 billion due to the same factors as described in the three-month discussion. Average deposits increased $2.5 billion to $284.1 billion due to the same factors as described in the three-month discussion.
Merrill Wealth Management revenue of $11.3 billion increased 13 percent, and Bank of America Private Bank revenue of $2.3 billion increased 15 percent primarily driven by the same factors as described in the three-month discussion.

Key Indicators and Metrics

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025
Revenue by Business
Merrill Wealth Management	$5,711	$4,942	$11,290	$9,961
Bank of America Private Bank	1,160	995	2,293	1,992
Total revenue, net of interest expense	$6,871	$5,937	$13,583	$11,953

Client Balances by Business, at period end
Merrill Wealth Management			$4,132,451	$3,695,213
Bank of America Private Bank			801,945	700,018
Total client balances			$4,934,396	$4,395,231

Client Balances by Type, at period end
Assets under management			$2,327,766	$1,986,523
Brokerage and other assets			2,094,157	1,932,182
Deposits			278,155	275,778
Loans and leases (1)			279,618	243,409
Less: Managed deposits in assets under management			(45,300)	(42,661)
Total client balances			$4,934,396	$4,395,231

Assets Under Management Rollforward
Assets under management, beginning of period	$2,115,782	$1,855,657	$2,177,708	$1,882,211
Net client flows	13,673	14,314	34,045	38,271
Market valuation/other	198,311	116,552	116,013	66,041
Total assets under management, end of period	$2,327,766	$1,986,523	$2,327,766	$1,986,523
(1)Includes margin receivables, which are classified in customer and other receivables on the Consolidated Balance Sheet.
Client Balances
Client balances increased $539.2 billion, or 12 percent, to $4.9 trillion at June 30, 2026 compared to June 30, 2025. The increase in client balances was primarily driven by higher market valuations, as well as positive net client flows since June 30, 2025.

13 Bank of America

Global Banking

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Net interest income	$3,198	$3,081	4%	$6,428	$6,232	3%
Noninterest income:
Service charges	932	864	8	1,836	1,690	9
Investment banking fees	1,154	767	50	2,201	1,614	36
All other income	952	977	(3)	2,058	2,145	(4)
Total noninterest income	3,038	2,608	16	6,095	5,449	12
Total revenue, net of interest expense	6,236	5,689	10	12,523	11,681	7

Provision for credit losses	215	277	(22)	400	431	(7)
Noninterest expense	3,199	3,070	4	6,422	6,254	3
Income before income taxes	2,822	2,342	20	5,701	4,996	14
Income tax expense	776	644	20	1,568	1,374	14
Net income	$2,046	$1,698	20	$4,133	$3,622	14

Effective tax rate	27.5%	27.5%		27.5%	27.5%

Net interest yield	1.86	1.94		1.88	2.02
Efficiency ratio	51.30	53.98		51.29	53.55
Return on average allocated capital	15	13		15	14

Balance Sheet

	Three Months Ended June 30			Six Months Ended June 30
Average	2026	2025	% Change	2026	2025	% Change
Total loans and leases	$413,364	$387,864	7%	$405,222	$383,324	6%
Total earning assets	689,980	638,259	8	687,699	623,607	10
Total assets	754,368	703,326	7	752,145	688,686	9
Total deposits	651,867	603,410	8	649,737	589,375	10
Allocated capital	54,250	50,750	7	54,250	50,750	7

Period end				June 30 2026	December 31 2025	% Change
Total loans and leases				$412,294	$388,998	6%
Total earning assets				695,499	671,354	4
Total assets				761,395	734,710	4
Total deposits				662,867	641,211	3
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
Three-Month Comparison
Net income for Global Banking increased $348 million to $2.0 billion due to higher revenue and lower provision for credit losses, partially offset by higher noninterest expense.
Net interest income increased $117 million to $3.2 billion primarily due to the benefit of higher average deposit and loan balances, partially offset by the impact of lower interest rates.
Noninterest income increased $430 million to $3.0 billion primarily due to higher investment banking fees and treasury service charges.
The provision for credit losses decreased $62 million to $215 million primarily driven by improved asset quality within the commercial real estate portfolio.
Noninterest expense increased $129 million to $3.2 billion primarily due to continued investments in the business, including people and technology.
Six-Month Comparison
Net income for Global Banking increased $511 million to $4.1 billion due to higher revenue and lower provision for credit losses, partially offset by higher noninterest expense.
Net interest income increased $196 million to $6.4 billion primarily due to the same factors as described in the three-month discussion.
Noninterest income increased $646 million to $6.1 billion primarily due to higher investment banking fees, revenue from tax-related equity investment activity and higher treasury service charges, partially offset by gains related to sales of certain leveraged finance positions in the prior-year period.
The provision for credit losses decreased $31 million to $400 million primarily driven by improved asset quality within the commercial real estate portfolio, partially offset by loan growth in the commercial and industrial portfolio and a qualitative reserve build related to uncertainties associated with the ongoing conflicts in the Middle East.
Noninterest expense increased $168 million to $6.4 billion, primarily due to the same factors as described in the three-month discussion.

Bank of America 14

Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of results, which exclude certain investment banking and other activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Business Lending	$893	$1,006	$1,118	$1,141	$50	$55	$2,061	$2,202
Global Transaction Services	1,399	1,270	1,118	1,018	403	361	2,920	2,649
Total revenue, net of interest expense	$2,292	$2,276	$2,236	$2,159	$453	$416	$4,981	$4,851

Balance Sheet
Average
Total loans and leases	$190,088	$177,238	$210,506	$198,717	$12,735	$11,861	$413,329	$387,816
Total deposits	357,758	344,529	233,772	206,546	60,336	52,334	651,866	603,409

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Business Lending	$1,985	$1,955	$2,255	$2,250	$98	$109	$4,338	$4,314
Global Transaction Services	2,805	2,558	2,213	2,050	787	721	5,805	5,329
Total revenue, net of interest expense	$4,790	$4,513	$4,468	$4,300	$885	$830	$10,143	$9,643

Balance Sheet

Average
Total loans and leases	$186,336	$174,179	$206,272	$197,254	$12,545	$11,820	$405,153	$383,253
Total deposits	359,356	331,149	231,405	205,947	58,976	52,280	649,737	589,376

Period end
Total loans and leases	$189,602	$179,017	$209,841	$199,794	$12,803	$11,856	$412,246	$390,667
Total deposits	358,213	370,575	243,834	219,468	60,816	53,483	662,863	643,526
Business Lending revenue decreased $141 million for the three months ended June 30, 2026 compared to the same period a year ago primarily driven by the impact of lower interest rates, partially offset by the benefit of higher average loan balances. Business Lending revenue increased $24 million for the six months ended June 30, 2026 compared to the same period a year ago primarily driven by higher tax-related equity investment activity across the portfolios, as well as the benefit of higher average loan balances, largely offset by the impact of lower interest rates.
Global Transaction Services revenue increased $271 million for the three months ended June 30, 2026 primarily driven by the benefit of higher average deposit balances and treasury service charges, partially offset by the impact of lower interest rates. Global Transaction Services revenue increased $476 million for the six months ended June 30, 2026 primarily driven by the same factors as described in the three-month discussion.
Average loans and leases of $413.3 billion increased seven percent for the three months ended June 30, 2026, and average loans and leases of $405.2 billion increased six percent for the six months ended June 30, 2026 due to client demand.

Average deposits of $651.9 billion increased eight percent for the three months ended June 30, 2026, and average deposits of $649.7 billion increased 10 percent for the six months ended June 30, 2026 due to growth in deposit balances from existing clients and the addition of new clients.
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

15 Bank of America

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Products
Advisory	$517	$291	$558	$333	$1,014	$630	$1,111	$717
Debt issuance	417	346	1,113	837	837	755	2,099	1,779
Equity issuance	220	130	535	328	350	229	888	600
Gross investment banking fees	1,154	767	2,206	1,498	2,201	1,614	4,098	3,096
Self-led deals	(18)	(22)	(68)	(70)	(32)	(50)	(119)	(145)
Total investment banking fees	$1,136	$745	$2,138	$1,428	$2,169	$1,564	$3,979	$2,951
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, were $2.1 billion and $4.0 billion for the three and six months ended June 30, 2026. The three-month period increased 50 percent compared to the same period in 2025 due to higher debt issuance, advisory and equity issuance fees. The six-month period increased 35 percent compared to the same period in 2025 due to higher advisory, debt issuance and equity issuance fees.
Global Markets

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Net interest income	$1,911	$1,267	51%	$3,772	$2,456	54%
Noninterest income:
Investment and brokerage services	729	642	14	1,489	1,269	17
Investment banking fees	965	666	45	1,727	1,347	28
Market making and similar activities	4,422	3,300	34	8,143	6,922	18
All other income	(5)	107	(105)	—	573	(100)
Total noninterest income	6,111	4,715	30	11,359	10,111	12
Total revenue, net of interest expense	8,022	5,982	34	15,131	12,567	20

Provision for credit losses	(11)	22	n/m	16	50	(68)
Noninterest expense	4,484	3,806	18	8,854	7,617	16
Income before income taxes	3,549	2,154	65	6,261	4,900	28
Income tax expense	923	625	48	1,628	1,421	15
Net income	$2,626	$1,529	72	$4,633	$3,479	33

Effective tax rate	26.0%	29.0%		26.0%	29.0%

Efficiency ratio	55.90	63.61		58.52	60.61
Return on average allocated capital	20	13		17	14

Balance Sheet	Three Months Ended June 30			Six Months Ended June 30
Average	2026	2025	% Change	2026	2025	% Change
Trading-related assets:
Trading account securities	$371,536	$343,971	8%	$379,481	$345,273	10%
Reverse repurchases	168,093	169,064	(1)	162,604	156,405	4
Securities borrowed	159,969	146,889	9	150,113	141,872	6
Derivative assets	47,340	40,489	17	46,305	40,864	13
Total trading-related assets	746,938	700,413	7	738,503	684,414	8
Total loans and leases	204,994	176,368	16	203,126	168,043	21
Total earning assets	885,914	825,835	7	880,124	796,875	10
Total assets	1,120,548	1,022,955	10	1,111,115	996,267	12
Total deposits	38,129	38,040	—	38,936	38,423	1
Allocated capital	53,500	49,000	9	53,500	49,000	9

Period end				June 30 2026	December 31 2025	% Change
Total trading-related assets				$733,711	$670,949	9%
Total loans and leases				198,678	202,733	(2)
Total earning assets				873,890	814,196	7
Total assets				1,106,999	1,032,858	7
Total deposits				38,146	40,614	(6)
n/m = not meaningful

Bank of America 16

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
Three-Month Comparison
Net income for Global Markets increased $1.1 billion to $2.6 billion for the three months ended June 30, 2026 compared to the same period in 2025. Net DVA losses totaled $57 million compared to $51 million in 2025. Excluding net DVA, net income increased $1.1 billion to $2.7 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $2.0 billion to $8.0 billion primarily due to higher sales and trading revenue and investment banking fees. Sales and trading revenue, including and excluding net DVA, increased $1.8 billion. These increases were primarily driven by higher revenue in Equities and Fixed-income, Currencies and Commodities (FICC).
Noninterest expense increased $678 million to $4.5 billion primarily driven by higher revenue-related expenses and continued investments in the business, including people and technology.
Average total assets increased $97.6 billion to $1.1 trillion for the three months ended June 30, 2026 compared to the same period in 2025 driven by increased financing activity and loan growth.

Six-Month Comparison
Net income for Global Markets increased $1.2 billion to $4.6 billion for the six months ended June 30, 2026 compared to the same period in 2025. Net DVA gains were $6 million compared to losses of $32 million in 2025. Excluding net DVA, net income increased $1.1 billion to $4.6 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $2.6 billion to $15.1 billion primarily due to higher sales and trading revenue and investment banking fees, partially offset by gains related to sales of certain leveraged finance positions in the prior-year period. Sales and trading revenue, including and excluding net DVA, increased $2.5 billion. These increases were driven by higher revenue in Equities and FICC. For more information, see Sales and Trading Revenue in this section.
Noninterest expense increased $1.2 billion to $8.9 billion primarily driven by the same factors as described in the three-month discussion.
Average total assets increased $114.8 billion to $1.1 trillion for the six months ended June 30, 2026 compared to the same period in 2025 driven by increased financing activity, loan growth and higher levels of inventory. Period-end total assets increased $74.1 billion from December 31, 2025 to $1.1 trillion driven by increased financing activity.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025
Sales and trading revenue
Fixed-income, currencies and commodities	$3,476	$3,195	$7,021	$6,674
Equities	3,622	2,133	6,464	4,319
Total sales and trading revenue	$7,098	$5,328	$13,485	$10,993

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$3,536	$3,249	$7,032	$6,713
Equities	3,619	2,130	6,447	4,312
Total sales and trading revenue, excluding net DVA	$7,155	$5,379	$13,479	$11,025
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $222 million and $396 million for the three and six months ended June 30, 2026 compared to $216 million and $294 million for the same periods in 2025.
(3)Includes Global Banking sales and trading revenue of $227 million and $469 million for the three and six months ended June 30, 2026 compared to $212 million and $175 million for the same periods in 2025.
(4)FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $60 million and $11 million for the three and six months ended June 30, 2026 compared to $54 million and $39 million for the same periods in 2025. Equities net DVA gains were $3 million and $17 million for the three and six months ended June 30, 2026 compared to $3 million and $7 million for the same periods in 2025.

17 Bank of America

Three-Month Comparison
Including and excluding net DVA, FICC revenue increased $281 million and $287 million for the three months ended June 30, 2026 compared to the same period in 2025. These increases were driven by improved trading performance in credit products and commodities. Including and excluding net DVA, Equities revenue increased $1.5 billion driven by increased client financing activity and a strong trading performance in derivatives and cash.
Six-Month Comparison
Including and excluding net DVA, FICC revenue increased $347 million and $319 million for the six months ended June 30, 2026 compared to the same period in 2025 due to the same factors as described in the three-month discussion. Including and excluding net DVA, Equities revenue increased $2.1 billion due to the same factors as described in the three-month discussion.
All Other

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Net interest income	$(43)	$(21)	105%	$(82)	$(43)	91%
Noninterest income (loss)	(701)	(812)	(14)	(1,385)	(1,484)	(7)
Total revenue, net of interest expense	(744)	(833)	(11)	(1,467)	(1,527)	(4)

Provision for credit losses	(9)	(9)	—	(18)	(17)	6
Noninterest expense	167	147	14	330	437	(24)
Loss before income taxes	(902)	(971)	(7)	(1,779)	(1,947)	(9)
Income tax benefit	(610)	(948)	(36)	(1,588)	(1,872)	(15)
Net loss	$(292)	$(23)	n/m	$(191)	$(75)	n/m

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2026	2025	% Change	2026	2025	% Change
Total loans and leases	$6,848	$7,702	(11)%	$6,917	$7,857	(12)%
Total assets (1)	286,672	349,999	(18)	289,787	347,970	(17)
Total deposits	94,404	103,500	(9)	93,310	106,925	(13)

Period end				June 30 2026	December 31 2025	% Change
Total loans and leases				$7,396	$6,795	9%
Total assets (1)				264,079	269,329	(2)
Total deposits				92,761	90,785	2
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $984.1 billion and $993.4 billion for the three and six months ended June 30, 2026 compared to $981.6 billion and $979.1 billion for the same periods in 2025, and period-end allocated assets were $982.1 billion and $1.0 trillion at June 30, 2026 and December 31, 2025.
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

Three-Month Comparison
The net loss in All Other increased $269 million to $292 million primarily driven by lower discrete tax benefits and lower renewable energy tax credits on certain tax-related equity investment activity.
Six-Month Comparison
The net loss in All Other increased $116 million to $191 million primarily driven by lower renewable energy tax credits on certain tax-related equity investment activity.

Bank of America 18

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
CCAR and Capital Planning
The Federal Reserve requires BHCs with average total consolidated assets of $100 billion or more to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan and associated stress capital buffer (SCB) requirements, which include supervisory stress testing by the Federal Reserve. The Corporation submitted its 2026 CCAR capital plan and related supervisory stress tests in April 2026. On June 24, 2026, the Federal Reserve released the results of the 2026 CCAR stress tests. As previously announced in February 2026, SCB requirements for large banks, including the Corporation, will not change until 2027. As a result, the Corporation’s SCB will remain at 2.5 percent through September 30, 2027, with a Common equity tier 1 (CET1) minimum requirement of 10.0 percent through December 31, 2026. The Corporation’s global systemically important bank (G-SIB) surcharge is expected to increase on January 1, 2027. For more information, see Regulatory Capital – Minimum Capital Requirements in this section.
The Board authorized a $40 billion common stock repurchase program, effective August 1, 2025. Pursuant to this
Board authorization, during the three months ended June 30, 2026, the Corporation repurchased $6.0 billion of common stock. For more information, including the remaining buyback authority amount as of June 30, 2026, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 103 and Capital Management – CCAR and Capital Planning in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
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
Further, as part of our planned capital actions, during the three months ended June 30, 2026, the Corporation paid common stock dividends of $2.0 billion.
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
The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and RWA under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of June 30, 2026, the Corporation’s binding ratio was the Tier 1 capital ratio under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a G-SIB surcharge. The buffers and surcharge must be comprised solely of CET1 capital. At June 30, 2026 and December 31, 2025, the Corporation’s minimum CET1 requirement was 10.0 percent under both the Standardized approach and the Advanced approaches. At June 30, 2026, the Corporation’s CET1 capital ratio was 11.2 percent under the Standardized approach and 12.5 percent under the Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee on Banking Supervision’s assessment methodology and is calculated using specified indicators of systemic importance.

19 Bank of America

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
The Corporation and its insured depository institution subsidiaries are also required to maintain a minimum supplementary leverage ratio (SLR) plus a leverage buffer to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. Prior to January 1, 2026, the minimum SLR requirement was 5.0 percent for the Corporation and 6.0 percent for its insured depository institutions. Effective January 1, 2026, the Corporation and its insured depository institutions early adopted a final rule on modified enhanced SLR requirements, resulting in a minimum SLR requirement of 3.75 percent, which includes the leverage buffer, for both the Corporation and its insured depository institutions. At June 30, 2026, the Corporation’s SLR was 5.5 percent and BANA’s SLR was 5.9 percent, which both exceeded their minimum SLR requirement of 3.75 percent. For more information, see Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2026 and December 31, 2025. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach	Advanced Approaches	Regulatory Minimum (1)
(Dollars in millions, except as noted)	June 30, 2026
Risk-based capital metrics:
Common equity tier 1 capital	$201,581	$201,581
Tier 1 capital	226,568	226,568
Total capital (2)	262,752	252,284
Risk-weighted assets (in billions)	1,792	1,613
Common equity tier 1 capital ratio	11.2%	12.5%	10.0%
Tier 1 capital ratio	12.6	14.0	11.5
Total capital ratio	14.7	15.6	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$3,452	$3,452
Tier 1 leverage ratio	6.6%	6.6%	4.0

Supplementary leverage exposure (in billions)		$4,122
Supplementary leverage ratio		5.5%	3.75

	December 31, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$201,410	$201,410
Tier 1 capital	227,382	227,382
Total capital (2)	261,232	250,347
Risk-weighted assets (in billions)	1,773	1,570
Common equity tier 1 capital ratio	11.4%	12.8%	10.0%
Tier 1 capital ratio	12.8	14.5	11.5
Total capital ratio	14.7	15.9	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$3,348	$3,348
Tier 1 leverage ratio	6.8%	6.8%	4.0

Supplementary leverage exposure (in billions)		$3,986
Supplementary leverage ratio		5.7%	5.0
(1)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 3.0 percent, and SCB (under the Standardized approach) of 2.5 percent at June 30, 2026 and December 31, 2025. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum at June 30, 2026 and December 31, 2025 includes a leverage buffer of 0.75 percent and 2.0 percent.
(2)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(3)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At June 30, 2026, CET1 capital was $201.6 billion, an increase of $171 million from December 31, 2025, primarily due to earnings, largely offset by capital distributions and accumulated OCI. Tier 1 capital decreased $814 million driven by the same factors as CET1 capital and a preferred stock redemption. Total capital under the Standardized approach increased $1.5 billion driven by the same factors as Tier 1 capital, a subordinated debt issuance and a decrease in the adjusted allowance for credit losses included in Tier 2 capital. RWA under the Standardized approach, which drove the lower CET1 capital ratio at June 30, 2026, increased $19.3 billion during the second quarter of 2026 to $1,792 billion primarily driven by growth in Global Banking and Global Markets, partially offset by GWIM. Supplementary leverage exposure at June 30, 2026 increased $135.8 billion primarily driven by increased activity in Global Markets and loan growth.

Bank of America 20

Table 9 shows the capital composition at June 30, 2026 and December 31, 2025.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		June 30 2026	December 31 2025
Total common shareholders’ equity		$276,098	$277,251
Goodwill, net of related deferred tax liabilities		(68,651)	(68,651)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(8,561)	(8,761)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,357)	(1,386)
Defined benefit pension plan net assets		(886)	(868)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,541	1,825
Accumulated net (gain) loss on certain cash flow hedges (1)		3,413	2,020
Other		(16)	(20)
Common equity tier 1 capital		201,581	201,410
Qualifying preferred stock, net of issuance cost		24,995	25,991
Other		(8)	(19)
Tier 1 capital		226,568	227,382
Tier 2 capital instruments		22,348	19,627
Qualifying allowance for credit losses		14,318	14,431
Other		(482)	(208)
Total capital under the Standardized approach		262,752	261,232
Adjustment in qualifying allowance for credit losses under the Advanced approaches		(10,468)	(10,885)
Total capital under the Advanced approaches		$252,284	$250,347
(1)Includes amounts in accumulated OCI related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
Table 10 shows the components of RWA as measured under Basel 3 at June 30, 2026 and December 31, 2025.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		June 30, 2026		December 31, 2025
Credit risk		$1,710	$1,120	$1,694	$1,087
Market risk		82	82	79	79
Operational risk		n/a	358	n/a	357
Risks related to credit valuation adjustments		n/a	53	n/a	47
Total risk-weighted assets		$1,792	$1,613	$1,773	$1,570
n/a = not applicable

21 Bank of America

Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2026 and December 31, 2025. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach	Advanced Approaches	Regulatory Minimum (1)
(Dollars in millions, except as noted)	June 30, 2026
Risk-based capital metrics:
Common equity tier 1 capital	$186,728	$186,728
Tier 1 capital	186,728	186,728
Total capital (2)	202,413	192,214
Risk-weighted assets (in billions)	1,544	1,259
Common equity tier 1 capital ratio	12.1%	14.8%	7.0%
Tier 1 capital ratio	12.1	14.8	8.5
Total capital ratio	13.1	15.3	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$2,625	$2,625
Tier 1 leverage ratio	7.1%	7.1%	5.0

Supplementary leverage exposure (in billions)		$3,161
Supplementary leverage ratio		5.9%	3.75

	December 31, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$190,831	$190,831
Tier 1 capital	190,831	190,831
Total capital (2)	206,640	196,006
Risk-weighted assets (in billions)	1,530	1,227
Common equity tier 1 capital ratio	12.5%	15.6%	7.0%
Tier 1 capital ratio	12.5	15.6	8.5
Total capital ratio	13.5	16.0	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$2,592	$2,592
Tier 1 leverage ratio	7.4%	7.4%	5.0

Supplementary leverage exposure (in billions)		$3,101
Supplementary leverage ratio		6.2%	6.0
(1)Risk-based capital regulatory minimums at both June 30, 2026 and December 31, 2025 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the Tier 1 leverage ratios as of both period ends, and the SLR as of December 31, 2025, are the percent required to be considered well capitalized under the PCA framework.
(2)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(3)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of June 30, 2026 and December 31, 2025.

Bank of America 22

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC	Regulatory Minimum (1)	Long-term Debt	Regulatory Minimum (2)
(Dollars in millions)	June 30, 2026
Total eligible balance	$471,209		$229,637
Percentage of risk-weighted assets (3)	26.3%	22.0%	12.8%	9.0%
Percentage of supplementary leverage exposure	11.4	8.25	5.6	3.25

	December 31, 2025
Total eligible balance	$466,728		$225,518
Percentage of risk-weighted assets (3)	26.3%	22.0%	12.7%	9.0%
Percentage of supplementary leverage exposure	11.7	9.5	5.7	4.5
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
(3)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of June 30, 2026 and December 31, 2025.
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
BofAS provides institutional services, and in accordance with the SEC alternative net capital requirements, is required to regularly maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. In accordance with CFTC net capital requirements, BofAS is required to hold a certain percentage of its customers' and affiliates' risk-based margin if greater than the SEC’s minimum net capital requirement. At June 30, 2026, BofAS had tentative net capital of $25.8 billion. BofAS also had regulatory net capital of $21.1 billion, which exceeded the minimum requirement of $5.4 billion.
MLPF&S provides retail services and is required to maintain net capital that is the greater of $250,000 or two percent of a certain component of its reserve calculation. At June 30, 2026, MLPF&S' regulatory net capital was $11.4 billion, which exceeded the minimum requirement of $227 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At June 30, 2026, MLI’s capital resources were $34.3 billion, which exceeded the minimum Pillar 1 requirement of $14.0 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At June 30, 2026, BofASE's capital resources were $11.6 billion, which exceeded the minimum Pillar 1 requirement of $4.4 billion.
In addition, MLI and BofASE remained conditionally registered with the SEC as security-based swap dealers, and maintained net liquid assets at June 30, 2026 that exceeded the applicable minimum requirements under the Exchange Act. The entities are also registered as swap dealers with the CFTC and met applicable capital requirements at June 30, 2026.
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

23 Bank of America

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
Table 13 presents average GLS for the three months ended June 30, 2026 and December 31, 2025.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	June 30 2026	December 31 2025
Bank entities	$759	$789
Nonbank and other entities (1)	188	186
Total Average Global Liquidity Sources	$947	$975
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $357 billion and $343 billion at June 30, 2026 and December 31, 2025. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 14 presents the composition of average GLS for the three months ended June 30, 2026 and December 31, 2025.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	June 30 2026	December 31 2025
Cash on deposit	$251	$227
U.S. Treasury securities	298	371
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	356	336
Non-U.S. government securities	42	41
Total Average Global Liquidity Sources	$947	$975
Our GLS are substantially the same in composition as what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but

Bank of America 24

at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $684 billion and $667 billion for the three months ended June 30, 2026 and December 31, 2025. For both periods, the average consolidated LCR was 112 percent. Our LCR may fluctuate due to normal business flows from customer activity.
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
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. For the three months ended March 31, 2026 and June 30, 2026, the average consolidated NSFR was 119 percent and 117 percent.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $2.03 trillion and $2.02 trillion at June 30, 2026 and December 31, 2025. Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Deposits
Our deposit base is well-diversified by clients, geography and product type across our business segments. At June 30, 2026, 47 percent of our deposits were in Consumer Banking, 14 percent in GWIM and 33 percent in Global Banking. We consider a substantial portion of our deposit base to be a stable, low-cost and consistent source of liquidity. At June 30, 2026, approximately 70 percent of consumer and small business deposits and approximately 83 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at June 30, 2026 and December 31, 2025, 27 percent and 26 percent of our deposits were noninterest bearing and were primarily operating accounts of our consumer and commercial clients. Deposits at June 30, 2026 increased $6.4 billion from December 31, 2025 primarily due to deposit growth in Global Banking, partially offset by lower deposits in GWIM due to an expected seasonal decline from customer tax payments.
During the three months ended June 30, 2026 and 2025, rates paid on deposits were 48 bps and 58 bps in Consumer Banking, 202 bps and 247 bps in GWIM, and 223 bps and 277 bps in Global Banking. For information on rates paid on consolidated deposit balances, see Table 6 on page 8.
Long-term Debt
During the six months ended June 30, 2026, we issued $73.8 billion of long-term debt consisting of $22.7 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $24.2 billion of notes issued by Bank of America, N.A. and $26.9 billion of other debt, which was primarily structured notes.
During the six months ended June 30, 2026, we had total long-term debt maturities and redemptions in the aggregate of $51.2 billion consisting of $20.0 billion for Bank of America Corporation, $13.5 billion for Bank of America, N.A. and $17.7 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at June 30, 2026.

25 Bank of America

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$411	$11,624	$30,085	$26,644	$12,070	$104,395	$185,229
Senior structured notes	838	1,953	553	1,457	1,051	16,192	22,044
Subordinated notes	2,906	2,006	869	—	—	20,420	26,201
Junior subordinated notes	—	178	—	—	—	557	735
Total Bank of America Corporation	4,155	15,761	31,507	28,101	13,121	141,564	234,209
Bank of America, N.A.
Senior notes	8,464	15,451	687	—	—	—	24,602
Subordinated notes	—	—	—	—	—	1,398	1,398
Advances from Federal Home Loan Banks	1,402	5,806	7	2	5	27	7,249
Securitizations and other bank VIEs (2)	1,500	1,295	1,878	1,980	542	179	7,374
Other	34	207	113	174	—	3	531
Total Bank of America, N.A.	11,400	22,759	2,685	2,156	547	1,607	41,154
Other debt
Structured liabilities	4,727	12,671	7,000	4,931	4,997	29,993	64,319
Nonbank VIEs (2)	—	—	—	—	2	179	181
Total other debt	4,727	12,671	7,000	4,931	4,999	30,172	64,500
Total	$20,282	$51,191	$41,192	$35,188	$18,667	$173,343	$339,863
(1)Total includes $176.9 billion of outstanding senior notes that are both TLAC eligible and callable one year before their stated maturities, including $11.7 billion during the remainder of 2026, and $27.1 billion, $27.8 billion, $12.0 billion and $21.4 billion during each year of 2027 through 2030, respectively, and $76.9 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in long-term debt on the Consolidated Balance Sheet.
Total long-term debt increased $22.0 billion to $339.9 billion during the six months ended June 30, 2026 primarily due to debt issuances, partially offset by maturities and valuation adjustments. We may, from time to time, repurchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the six months ended June 30, 2026, we issued $31.4 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically use derivatives and/or investments to economically hedge the variable returns due on the structured notes so that the net cost, which is recognized in market making and similar activities, is similar to unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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

Bank of America 26

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
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at June 30, 2026. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
Credit Risk Management
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management on page 27, Commercial Portfolio Credit Risk Management on page 32, Non-U.S. Portfolio on page 38, Allowance for Credit Losses on page 39, Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements, and Credit Risk Management in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K. For more information on the Corporation’s credit risks, see the Credit section within Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K. For more information on the Corporation’s economic and geopolitical risks, see the Geopolitical section within Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K.
During the six months ended June 30, 2026, our net charge-off ratio decreased compared to the same period in 2025 primarily driven by lower commercial real estate office charge-offs. Commercial reservable criticized exposure decreased $2.7 billion compared to December 31, 2025 driven by commercial real estate as well as the commercial and industrial portfolio. Nonperforming loans remained relatively unchanged compared to December 31, 2025 at $5.8 billion. Uncertainties surrounding geopolitical tensions, particularly related to the ongoing conflicts in the Middle East, and persistent inflationary pressures continue to weigh on the broader economic outlook. These factors have been assessed for any impacts to the portfolio and may contribute to future deterioration in credit quality metrics as they evolve.
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
Consumer Credit Portfolio
During the six months ended June 30, 2026, the U.S. unemployment rate and home prices remained relatively stable. During the three months ended June 30, 2026, net charge-offs remained relatively unchanged at $1.0 billion compared to the same period in 2025. During the six months ended June 30, 2026, net charge-offs decreased $79 million to $2.1 billion compared to the same period in 2025, primarily due to improvement in the credit card portfolio.
The consumer allowance for loan and lease losses decreased $134 million to $8.2 billion from December 31, 2025. For more information, see Allowance for Credit Losses on page 39.
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

27 Bank of America

Table 17 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 17	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		June 30 2026	December 31 2025	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Residential mortgage (1)		$236,316	$236,302	$2,049	$2,008	$219	$207
Home equity		27,114	26,823	371	392	—	—
Credit card		105,659	106,027	n/a	n/a	1,241	1,351
Direct/Indirect consumer (2)		118,327	114,130	170	176	1	5
Other consumer		182	144	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$487,598	$483,426	$2,590	$2,576	$1,461	$1,563
Loans accounted for under the fair value option (3)		159	165
Total consumer loans and leases		$487,757	$483,591
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.53%	0.53%	0.30%	0.32%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.54	0.54	0.26	0.29
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2026 and December 31, 2025, residential mortgage included $119 million and $104 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $100 million and $103 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $52.4 billion and $55.3 billion, U.S. securities-based lending loans of $61.9 billion and $55.0 billion, and non-U.S. consumer loans of $3.2 billion and $3.0 billion at June 30, 2026 and December 31, 2025.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At June 30, 2026 and December 31, 2025, loans accounted for under the fair value option that were past due 90 days or more and not accruing interest were insignificant.
n/a = not applicable
Table 18 presents net charge-offs and related ratios for consumer loans and leases.

Table 18	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs (1)				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Residential mortgage	$1	$2	$6	$2	—%	—%	—%	—%
Home equity	(6)	(10)	(13)	(22)	(0.09)	(0.15)	(0.09)	(0.17)
Credit card	919	954	1,843	1,955	3.55	3.82	3.59	3.94
Direct/Indirect consumer	56	47	130	117	0.19	0.17	0.23	0.22
Other consumer	70	66	133	126	n/m	n/m	n/m	n/m
Total	$1,040	$1,059	$2,099	$2,178	0.86	0.90	0.88	0.94
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 48 percent of consumer loans and leases at June 30, 2026. Approximately 49 percent of the residential mortgage portfolio was in Consumer Banking, 48 percent was in GWIM and the remaining portion was in Global Markets and All Other.
Outstanding balances in the residential mortgage portfolio were relatively unchanged during the six months ended June 30, 2026.
At June 30, 2026 and December 31, 2025, the residential mortgage portfolio included $8.7 billion and $9.1 billion of outstanding fully-insured loans, of which $1.8 billion and $1.9 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 19 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Bank of America 28

Table 19	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		June 30 2026	December 31 2025	June 30 2026	December 31 2025
Outstandings		$236,316	$236,302	$227,665	$227,227
Accruing past due 30 days or more		1,691	1,609	1,271	1,159
Accruing past due 90 days or more		219	207	—	—
Nonperforming loans (2)		2,049	2,008	2,049	2,008
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		1	1	1	1
Refreshed FICO below 620		2	2	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio increased $41 million to $2.0 billion during the six months ended June 30, 2026 driven by extended relief provided to borrowers for their residential rebuilding efforts after the 2025 California wildfires. Of the nonperforming residential mortgage loans at June 30, 2026, $1.2 billion, or 58 percent, were current on contractual payments. Excluding fully-insured loans, loans accruing past due 30 days or more increased $112 million to $1.3 billion during the six months ended June 30, 2026.
Of the $227.7 billion in total residential mortgage loans outstanding at June 30, 2026, $66.1 billion, or 29 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.7 billion, or six percent, at June 30, 2026. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At June 30, 2026, $42 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.3 billion, or less than one percent, for the entire residential mortgage portfolio. In addition, at June 30, 2026, $158 million, or four percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $46 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three years to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2028 or later.
Table 20 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island Metropolitan Statistical Area (MSA) made up 14 percent and 15 percent of outstandings at June 30, 2026 and December 31, 2025. The Los Angeles-Long Beach-Santa Ana MSA within California represented 14 percent of outstandings at both June 30, 2026 and December 31, 2025.

Table 20	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	June 30 2026	December 31 2025	June 30 2026	December 31 2025	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2026	2025	2026	2025
California	$83,223	$82,719	$677	$601	$2	$2	$2	$2
New York	25,861	25,927	279	277	—	—	1	—
Florida	16,885	16,696	136	139	(1)	—	(1)	—
Massachusetts	9,577	9,674	42	51	—	—	—	—
New Jersey	9,360	9,474	78	83	(1)	—	—	—
Other	82,759	82,737	837	857	1	—	4	—
Residential mortgage loans	$227,665	$227,227	$2,049	$2,008	$1	$2	$6	$2
Fully-insured loan portfolio	8,651	9,075
Total residential mortgage loan portfolio	$236,316	$236,302
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
(2)Negative numbers represent net recoveries.
Home Equity
At June 30, 2026, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At June 30, 2026, 85 percent of the home equity portfolio was in Consumer Banking, 11 percent was in GWIM and the remainder of the portfolio was in All Other. Outstanding balances in the home equity portfolio increased $291 million during the six months ended June 30, 2026 primarily due to draws on existing lines and new originations outpacing paydowns. Of the total home equity portfolio at June 30, 2026 and December 31, 2025, $8.8 billion and $8.9 billion, or 33 percent for both periods, were in first-lien positions.

29 Bank of America

At June 30, 2026, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.8 billion, or 18 percent, of our total home equity portfolio.

Unused HELOCs totaled $42.3 billion and $43.1 billion at June 30, 2026 and December 31, 2025. The HELOC utilization rate was 39 percent and 38 percent at June 30, 2026 and December 31, 2025.
Table 21 presents certain home equity portfolio key credit statistics.

Table 21	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	June 30 2026	December 31 2025
Outstandings	$27,114	$26,823
Accruing past due 30 days or more	75	87
Nonperforming loans (2)	371	392
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	3	3
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio decreased $21 million to $371 million during the six months ended June 30, 2026. Of the nonperforming home equity loans at June 30, 2026, $231 million, or 62 percent, were current on contractual payments. In addition, $71 million, or 19 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged during the six months ended June 30, 2026.
Of the $27.1 billion in total home equity portfolio outstandings at June 30, 2026, as shown in Table 21, nine percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $3.1 billion at June 30, 2026. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At June 30, 2026, $23 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at June 30, 2026, $193 million, or six percent, were nonperforming.
For our interest-only HELOC portfolio, we can determine how many of our home equity customers pay only the minimum amount due on their home equity loans and lines through a review of our HELOC portfolio that we service and is still in its revolving period. During the six months ended June 30, 2026, 21 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 22 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 10 percent of the outstanding home equity portfolio at both June 30, 2026 and December 31, 2025. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent of the outstanding home equity portfolio at both June 30, 2026 and December 31, 2025.

Table 22	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	June 30 2026	December 31 2025	June 30 2026	December 31 2025	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2026	2025	2026	2025
California	$7,283	$7,219	$106	$108	$(1)	$(3)	$(3)	$(5)
Florida	2,563	2,588	40	43	(1)	(1)	(2)	(2)
New Jersey	1,890	1,871	24	27	(1)	(1)	(2)	(2)
Texas	1,708	1,674	18	17	1	—	1	—
New York	1,396	1,421	50	55	(1)	(1)	(2)	(3)
Other	12,274	12,050	133	142	(3)	(4)	(5)	(10)
Total home equity loan portfolio	$27,114	$26,823	$371	$392	$(6)	$(10)	$(13)	$(22)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
(2)Negative numbers represent net recoveries.
Credit Card
At June 30, 2026, 96 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio remained relatively unchanged at $105.7 billion during the six months ended June 30, 2026.
Net charge-offs decreased $35 million to $919 million and decreased $112 million to $1.8 billion during the three and six months ended June 30, 2026 compared to the same periods in 2025, as asset quality continued to improve. Credit card loans 30 days or more past due decreased $252 million to $2.4 billion, and 90 days or more past due decreased $110 million to $1.2 billion during the six months ended June 30, 2026.

Bank of America 30

Unused lines of credit for credit card increased to $430.1 billion at June 30, 2026 from $417.6 billion at December 31, 2025.
Table 23 presents certain state concentrations for the credit card portfolio.

Table 23	Credit Card State Concentrations

	Outstandings		Past Due 90 Days or More		Net Charge-offs
	June 30 2026	December 31 2025	June 30 2026	December 31 2025	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2026	2025	2026	2025
California	$17,567	$17,664	$228	$241	$166	$186	$334	$379
Florida	11,110	11,169	173	192	131	126	263	267
Texas	9,395	9,403	124	142	95	94	190	193
Washington	5,954	5,853	44	47	31	32	62	63
New York	5,774	5,822	76	80	55	58	109	118
Other	55,859	56,116	596	649	441	458	885	935
Total credit card portfolio	$105,659	$106,027	$1,241	$1,351	$919	$954	$1,843	$1,955
Direct/Indirect Consumer
At June 30, 2026, 44 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 56 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased $4.2 billion during the six months ended June 30, 2026 to $118.3 billion driven by an increase in securities-based lending.
Table 24 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 24	Direct/Indirect State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	June 30 2026	December 31 2025	June 30 2026	December 31 2025	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2026	2025	2026	2025
California	$17,862	$17,247	$42	$44	$22	$12	$47	$29
Florida	16,347	15,127	16	20	5	7	14	15
Texas	11,436	11,051	16	17	6	6	14	14
New York	8,565	8,019	25	10	2	2	4	7
New Jersey	5,032	4,740	6	6	1	2	3	3
Other	59,085	57,946	65	79	20	18	48	49
Total direct/indirect loan portfolio	$118,327	$114,130	$170	$176	$56	$47	$130	$117
Other Consumer
Other consumer primarily consists of deposit overdraft balances. Net charge-offs increased $4 million to $70 million and $7 million to $133 million during the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily driven by higher overdraft losses.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 25 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026, nonperforming consumer loans remained relatively unchanged at $2.6 billion.

At June 30, 2026, $480 million, or 19 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at June 30, 2026, $1.5 billion, or 57 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
During the six months ended June 30, 2026, foreclosed properties increased $7 million to $97 million.

31 Bank of America

Table 25	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025
Nonperforming loans and leases, beginning of period	$2,680	$2,613	$2,576	$2,647
Additions	305	264	700	506
Reductions:
Paydowns and payoffs	(135)	(132)	(253)	(243)
Sales	(87)	(1)	(87)	(2)
Returns to performing status (1)	(156)	(157)	(306)	(311)
Charge-offs	(12)	(13)	(27)	(18)
Transfers to foreclosed properties	(5)	(10)	(13)	(15)
Total net additions (reductions) to nonperforming loans and leases	(90)	(49)	14	(83)
Total nonperforming loans and leases, June 30	2,590	2,564	2,590	2,564
Foreclosed properties, June 30	97	94	97	94
Nonperforming consumer loans, leases and foreclosed properties, June 30	$2,687	$2,658	$2,687	$2,658
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	0.53%	0.54%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (2)	0.55	0.56
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
Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 30, 32 and 35 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 32 and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 36.
For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Commercial Credit Portfolio
Outstanding commercial loans and leases increased $27.8 billion during the six months ended June 30, 2026 due to growth in U.S. and Non-U.S. commercial, primarily in Global Banking and GWIM. During the six months ended June 30, 2026, commercial credit quality improved, as the reservable criticized utilized exposure decreased $2.7 billion and reservable criticized utilized exposure rate improved to 2.89 percent from 3.37 percent as of December 31, 2025.
Nonperforming commercial loans decreased $67 million during the six months ended June 30, 2026, primarily due to commercial real estate. Commercial net charge-offs decreased $94 million and $77 million to $372 million and $722 million during the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to continued asset quality improvement in the commercial real estate portfolio, partially offset by higher charge-offs in commercial and industrial.
We are closely monitoring emerging trends, including the ongoing conflicts in the Middle East and elevated energy prices, as well as borrower performance in the current environment.
The commercial allowance for loan and lease losses increased $45 million during the six months ended June 30, 2026 to $4.9 billion. For more information, see Allowance for Credit Losses on page 39.
Total commercial utilized credit exposure increased $38.7 billion during the six months ended June 30, 2026 to $847.0 billion primarily driven by higher loans and leases, as well as derivative assets. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 55 percent at both June 30, 2026 and December 31, 2025.
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

Bank of America 32

Table 26	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	June 30 2026	December 31 2025	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Loans and leases	$729,862	$702,109	$616,239	$596,676	$1,346,101	$1,298,785
Derivative assets (5)	45,336	40,881	—	—	45,336	40,881
Standby letters of credit and financial guarantees	37,393	35,048	2,187	2,081	39,580	37,129
Debt securities and other investments	20,803	19,155	3,465	3,391	24,268	22,546
Loans held-for-sale	3,978	3,450	8,345	17,151	12,323	20,601
Operating leases	6,283	5,686	—	—	6,283	5,686
Commercial letters of credit	839	748	—	—	839	748
Other	2,552	1,312	—	—	2,552	1,312
Total	$847,046	$808,389	$630,236	$619,299	$1,477,282	$1,427,688
(1)Commercial utilized exposure includes loans of $3.2 billion and $3.3 billion accounted for under the fair value option at June 30, 2026 and December 31, 2025.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $3.2 billion and $2.3 billion at June 30, 2026 and December 31, 2025.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.5 billion and $10.6 billion at June 30, 2026 and December 31, 2025.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $33.8 billion and $27.2 billion at June 30, 2026 and December 31, 2025. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $84.7 billion and $71.4 billion at June 30, 2026 and December 31, 2025, which consists primarily of other marketable securities.
Nonperforming commercial loans decreased $67 million during the six months ended June 30, 2026, driven by commercial real estate. Table 27 presents our commercial loans and leases portfolio and related credit quality information at June 30, 2026 and December 31, 2025.

Table 27	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2026	December 31 2025	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Commercial and industrial:
U.S. commercial	$456,632	$436,242	$1,674	$1,404	$127	$302
Non-U.S. commercial	159,894	155,045	312	80	35	9
Total commercial and industrial	616,526	591,287	1,986	1,484	162	311
Commercial real estate	71,097	68,748	1,068	1,596	33	10
Commercial lease financing	15,402	16,241	62	97	25	33
	703,025	676,276	3,116	3,177	220	354
U.S. small business commercial (1)	23,637	22,500	45	51	181	204
Commercial loans excluding loans accounted for under the fair value option	$726,662	$698,776	$3,161	$3,228	$401	$558
Loans accounted for under the fair value option (2)	3,200	3,333
Total commercial loans and leases	$729,862	$702,109
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.2 billion and $2.1 billion and non-U.S. commercial of $1.0 billion and $1.2 billion at June 30, 2026 and December 31, 2025. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 28 presents net charge-offs and related ratios for the three and six months ended June 30, 2026 and 2025.

Table 28	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Commercial and industrial:
U.S. commercial	$180	$129	$312	$199	0.16%	0.13%	0.14%	0.10%
Non-U.S. commercial	53	—	60	7	0.13	—	0.08	0.01
Total commercial and industrial	233	129	372	206	0.15	0.09	0.12	0.08
Commercial real estate	2	202	58	325	0.01	1.24	0.17	1.00
Commercial lease financing	—	1	12	1	—	0.02	0.14	0.01
	235	332	442	532	0.13	0.21	0.13	0.17
U.S. small business commercial	137	134	280	267	2.35	2.48	2.45	2.52
Total commercial	$372	$466	$722	$799	0.20	0.29	0.20	0.25
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.

33 Bank of America

Table 29 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure of $22.1 billion decreased $2.7 billion, or 11 percent, during the six months ended June 30,
2026 primarily driven by commercial real estate and U.S. commercial. At June 30, 2026 and December 31, 2025, 86 percent and 87 percent of commercial reservable criticized utilized exposure was secured.

Table 29		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	June 30, 2026		December 31, 2025
Commercial and industrial:
U.S. commercial	$11,625	2.38%	$12,239	2.63%
Non-U.S. commercial	2,594	1.57	2,803	1.74
Total commercial and industrial	14,219	2.18	15,042	2.40
Commercial real estate	6,420	8.87	8,356	11.91
Commercial lease financing	606	3.93	471	2.9
	21,245	2.87	23,869	3.35
U.S. small business commercial	829	3.51	879	3.91
Total commercial reservable criticized utilized exposure	$22,074	2.89	$24,748	3.37
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $21.2 billion and $23.9 billion and commercial letters of credit of $888 million and $869 million at June 30, 2026 and December 31, 2025.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At June 30, 2026, 56 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 24 percent in Global Markets, 18 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $20.4 billion, or five percent, during the six months ended June 30, 2026 primarily driven by Global Banking and GWIM. Reservable criticized utilized exposure decreased $614 million, or five percent, driven by a broad range of industries.
Non-U.S. Commercial
At June 30, 2026, 53 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 46 percent in Global Markets. Non-U.S. commercial loans increased $4.8 billion, or three percent, during the six months ended June 30, 2026 primarily driven by Global Banking. Reservable criticized utilized exposure decreased $209 million, or seven percent. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 38.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $2.3 billion or three percent during the six months ended June 30, 2026 to $71.1 billion, driven by growth across multiple property types. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 20 percent of commercial real estate at both June 30, 2026 and December 31, 2025. Industrial/Warehouse loans represented the largest property type concentration at 18 percent and 19 percent of commercial real estate at June 30, 2026 and December 31, 2025. Office loans decreased $1.0 billion, or eight percent, from December 31, 2025 and represented less than one percent of total loans for the Corporation.
Reservable criticized utilized exposure for commercial real estate decreased $1.9 billion, or 23 percent, during the six months ended June 30, 2026. Reservable criticized exposure for the office property type was $2.8 billion at June 30, 2026, representing a decrease of $664 million, or 19 percent, from December 31, 2025. Approximately $3.2 billion of office loans are scheduled to mature by the end of 2026.
During the three and six months ended June 30, 2026, net charge-offs decreased $200 million and $267 million to $2 million and $58 million compared to the same periods in 2025 driven by office loans. We use a number of proactive risk mitigation initiatives designed to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Bank of America 34

Table 30 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 30	Outstanding Commercial Real Estate Loans

(Dollars in millions)	June 30 2026	December 31 2025
By Geographic Region
Northeast	$16,536	$17,044
California	14,313	13,916
Southwest	10,404	8,412
Southeast	6,333	6,958
Florida	5,701	5,167
Midsouth	3,498	2,962
Midwest	2,989	2,862
Illinois	2,798	2,513
Northwest	1,653	1,451
Non-U.S.	5,175	6,021
Other	1,697	1,442
Total outstanding commercial real estate loans	$71,097	$68,748
By Property Type
Non-residential
Industrial / Warehouse	$12,738	$13,031
Multi-family rental	11,807	10,986
Office	11,404	12,447
Shopping centers / Retail	7,966	6,947
Hotel / Motels	4,760	4,629
Multi-use	2,377	2,509
Other	18,808	17,295
Total non-residential	69,860	67,844
Residential	1,237	904
Total outstanding commercial real estate loans	$71,097	$68,748
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking. Credit card-related products were 51 percent of the U.S. small business commercial portfolio at both June 30, 2026 and December 31, 2025, and represented 95 percent and 96 percent of net charge-offs for the three and six months ended June 30, 2026. Accruing loans that were past due 90 days or more decreased $23 million during the six months ended June 30, 2026.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 31 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and six months ended June 30, 2026 and 2025. Nonperforming loans do not include loans accounted for under the fair value option. During the six months ended June 30, 2026, nonperforming commercial loans and leases decreased $67 million to $3.2 billion. At June 30, 2026, 92 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 48 percent were contractually current. Commercial nonperforming loans were carried at 80 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

35 Bank of America

Table 31	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025
Nonperforming loans and leases, beginning of period	$3,151	$3,470	$3,228	$3,328
Additions	680	1,105	1,345	1,749
Reductions:
Paydowns	(205)	(484)	(483)	(759)
Sales	(126)	(107)	(351)	(107)
Returns to performing status (3)	(71)	(219)	(73)	(228)
Charge-offs	(254)	(348)	(491)	(566)
Transfers to foreclosed properties	(14)	—	(14)	—
Total net (reductions) additions to nonperforming loans and leases	10	(53)	(67)	89
Total nonperforming loans and leases, June 30	3,161	3,417	3,161	3,417
Foreclosed properties, June 30	22	29	22	29
Nonperforming commercial loans, leases and foreclosed properties, June 30	$3,183	$3,446	$3,183	$3,446
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.43%	0.51%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.44	0.52
(1)Balances do not include nonperforming loans held-for-sale of $358 million and $481 million at June 30, 2026 and 2025.
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
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $49.6 billion during the six months ended June 30, 2026 to $1.5 trillion. The increase in commercial committed exposure was primarily concentrated in Capital goods, Asset managers and funds, Individuals and trusts, and Technology hardware and equipment.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Risk Mitigation in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $244.9 billion, increased $10.6 billion, or four percent, during the six months ended June 30, 2026, which was primarily driven by investment-grade exposures.
Finance companies, our second largest industry concentration, had committed exposure of $129.9 billion at June 30, 2026, relatively unchanged compared to December 31, 2025.
Capital goods, our third largest industry concentration with committed exposure of $119.6 billion, increased $10.9 billion, or 10 percent, during the six months ended June 30, 2026. The increase in committed exposure was driven by increases in Trading companies and distributors, and Machinery and Electrical equipment, partially offset by a decrease in Industrial conglomerates.
Geopolitical tensions, particularly related to the ongoing conflicts in the Middle East, and higher costs associated with persistent inflationary pressures have led to increased uncertainty in the U.S. and global economies and have adversely impacted, and may continue to adversely impact, a number of industries. We continue to monitor these risks.

Bank of America 36

Table 32	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Asset managers and funds	$158,972	$149,178	$244,880	$234,323
Finance companies	92,461	94,444	129,861	129,652
Capital goods	56,536	54,293	119,644	108,722
Real estate (3)	70,197	69,939	99,742	99,454
Healthcare equipment and services	39,552	35,417	74,237	71,944
Individuals and trusts	51,250	43,556	66,984	59,713
Materials	30,374	29,094	61,528	61,872
Retailing	26,404	25,648	56,795	55,313
Consumer services	29,019	29,757	56,212	55,291
Food, beverage and tobacco	24,802	25,561	53,498	51,016
Government and public education	34,112	33,874	50,651	50,898
Commercial services and supplies	27,640	24,680	49,700	46,058
Utilities	20,560	18,670	46,788	43,554
Energy	14,425	13,199	40,347	39,122
Transportation	25,826	24,772	38,852	37,707
Media	12,303	11,324	35,445	43,691
Technology hardware and equipment	14,155	11,488	35,373	30,519
Software and services	16,308	15,317	33,089	32,070
Global commercial banks	24,268	22,377	27,074	25,327
Pharmaceuticals and biotechnology	8,397	7,166	26,820	23,325
Insurance	12,432	11,443	25,075	23,762
Vehicle dealers	19,833	19,222	25,049	24,669
Consumer durables and apparel	9,838	9,612	21,888	23,299
Telecommunication services	6,784	6,525	17,141	15,686
Automobiles and components	7,348	8,129	16,291	17,284
Food and staples retailing	5,936	5,313	11,703	10,836
Financial markets infrastructure (clearinghouses)	5,013	6,101	8,368	8,336
Religious and social organizations	2,301	2,290	4,247	4,245
Total commercial credit exposure by industry	$847,046	$808,389	$1,477,282	$1,427,688
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.5 billion and $10.6 billion at June 30, 2026 and December 31, 2025.
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
At June 30, 2026 and December 31, 2025, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $12.0 billion and $14.5 billion. We recorded net losses of $46 million and $34 million for the three and six months ended June 30, 2026 compared to net losses of $59 million and $56 million for the three and six months ended June 30, 2025. The net losses on these instruments were largely offset by net gains on the related exposures. The Value-at-Risk
(VaR) results for these exposures are included in the fair value option portfolio information in Table 38. For more information, see Trading Risk Management on page 41.
Tables 33 and 34 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2026 and December 31, 2025.

Table 33	Net Credit Default Protection by Maturity

	June 30 2026	December 31 2025
Less than or equal to one year	39%	37%
Greater than one year and less than or equal to five years	59	61
Greater than five years	2	2
Total net credit default protection	100%	100%

37 Bank of America

Table 34	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	June 30, 2026		December 31, 2025
Ratings (2, 3)
AAA	$(125)	1.0%	$(145)	1.0%
AA	(2,015)	16.7	(1,968)	13.5
A	(4,968)	41.3	(6,348)	43.7
BBB	(3,356)	27.9	(4,639)	31.9
BB	(677)	5.6	(697)	4.8
B	(280)	2.3	(441)	3.0
CCC and below	(28)	0.2	(17)	0.1
NR (4)	(591)	5.0	(270)	2.0
Total net credit default protection	$(12,040)	100.0%	$(14,525)	100.0%
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
Table 35 presents our 20 largest non-U.S. country exposures at June 30, 2026. These exposures accounted for 87 percent of our total non-U.S. exposure at June 30, 2026 and 88 percent at December 31, 2025. Net country exposure for these 20 countries increased $10.2 billion from December 31, 2025 primarily driven by increases in India, Australia, Hong Kong and Italy.

Table 35	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at June 30 2026	Hedges and Credit Default Protection	Net Country Exposure at June 30 2026	Increase (Decrease) from December 31 2025
United Kingdom	$35,304	$18,429	$5,706	$7,885	$67,324	$(2,584)	$64,740	$125
Germany	22,730	14,627	2,035	2,778	42,170	(1,709)	40,461	1,353
Australia	26,550	6,917	749	2,487	36,703	(623)	36,080	3,208
Canada	13,838	11,234	2,428	4,306	31,806	(574)	31,232	(531)
France	14,573	10,725	1,582	3,941	30,821	(2,402)	28,419	857
Brazil	10,614	1,262	1,082	5,738	18,696	(115)	18,581	587
Japan	9,800	1,703	3,686	3,180	18,369	(738)	17,631	(1,348)
India	9,615	337	1,222	4,235	15,409	(36)	15,373	3,997
Switzerland	5,695	6,721	899	281	13,596	(475)	13,121	442
Singapore	4,872	670	885	5,190	11,617	(165)	11,452	79
Italy	5,823	3,442	345	1,703	11,313	(392)	10,921	2,063
China	4,104	480	1,223	4,869	10,676	(316)	10,360	(573)
South Korea	5,190	1,279	1,471	2,740	10,680	(551)	10,129	596
Ireland	7,944	1,407	492	319	10,162	(106)	10,056	(564)
Netherlands	4,225	3,632	689	1,131	9,677	(622)	9,055	(3,604)
Mexico	4,819	2,161	550	1,547	9,077	(286)	8,791	(968)
Hong Kong	4,842	570	1,089	1,382	7,883	(93)	7,790	2,110
Spain	2,908	2,546	369	1,124	6,947	(465)	6,482	(282)
Saudi Arabia	3,432	1,302	329	84	5,147	(1,055)	4,092	811
Indonesia	1,609	80	92	2,166	3,947	(46)	3,901	1,815
Total top 20 non-U.S. countries exposure	$198,487	$89,524	$26,923	$57,086	$372,020	$(13,353)	$358,667	$10,173
Our largest non-U.S. country exposure at June 30, 2026 was the United Kingdom with net exposure of $64.7 billion, relatively unchanged from December 31, 2025. Our second largest non-U.S. country exposure was Germany with net exposure of $40.5 billion at June 30, 2026, which increased $1.4 billion from December 31, 2025 primarily due to increased corporate debt exposures. We continue to closely monitor the ongoing conflicts in the Middle East and potential impacts on our portfolio and borrowers, including through elevated energy prices, increased market volatility, supply chain disruptions and related macroeconomic effects.

Bank of America 38

Allowance for Credit Losses
The allowance for credit losses decreased $116 million from December 31, 2025 to $14.3 billion at June 30, 2026, which included a $126 million reserve decrease and $10 million reserve increase related to the consumer and commercial portfolios, respectively. Table 36 presents an allocation of the allowance for credit losses by product type at June 30, 2026 and December 31, 2025.

Table 36	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	June 30, 2026			December 31, 2025
Allowance for loan and lease losses
Residential mortgage	$313	2.39%	0.13%	$294	2.23%	0.12%
Home equity	128	0.98	0.47	122	0.92	0.46
Credit card	7,060	53.84	6.68	7,197	54.51	6.79
Direct/Indirect consumer	681	5.19	0.58	713	5.40	0.63
Other consumer	64	0.49	n/m	54	0.41	n/m
Total consumer	8,246	62.89	1.69	8,380	63.47	1.73
U.S. commercial (2)	3,035	23.14	0.63	2,967	22.47	0.65
Non-U.S. commercial	868	6.62	0.54	801	6.07	0.52
Commercial real estate	908	6.92	1.28	1,007	7.63	1.46
Commercial lease financing	57	0.43	0.37	48	0.36	0.29
Total commercial	4,868	37.11	0.67	4,823	36.53	0.69
Allowance for loan and lease losses	13,114	100.00%	1.08	13,203	100.00%	1.12
Reserve for unfunded lending commitments	1,150			1,177
Allowance for credit losses	$14,264			$14,380
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.4 billion at both June 30, 2026 and December 31, 2025.
n/m = not meaningful
Table 37 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three and six months ended June 30, 2026 and 2025. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

39 Bank of America

Table 37	Allowance for Credit Losses

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2026	2025	2026	2025
Allowance for loan and lease losses, beginning of period		$13,148	$13,256	$13,203	$13,240
Loans and leases charged off
Residential mortgage		(9)	(9)	(18)	(12)
Home equity		(7)	(5)	(14)	(8)
Credit card		(1,150)	(1,148)	(2,294)	(2,326)
Direct/Indirect consumer		(88)	(81)	(193)	(186)
Other consumer		(76)	(70)	(143)	(136)
Total consumer charge-offs		(1,330)	(1,313)	(2,662)	(2,668)
U.S. commercial (1)		(349)	(298)	(645)	(542)
Non-U.S. commercial		(54)	—	(61)	(8)
Commercial real estate		(5)	(210)	(94)	(336)
Commercial lease financing		(2)	(3)	(15)	(3)
Total commercial charge-offs		(410)	(511)	(815)	(889)
Total loans and leases charged off		(1,740)	(1,824)	(3,477)	(3,557)
Recoveries of loans and leases previously charged off
Residential mortgage		8	7	12	10
Home equity		13	15	27	30
Credit card		231	194	451	371
Direct/Indirect consumer		32	34	63	69
Other consumer		6	4	10	10
Total consumer recoveries		290	254	563	490
U.S. commercial (2)		32	35	53	76
Non-U.S. commercial		1	—	1	1
Commercial real estate		3	8	36	11
Commercial lease financing		2	2	3	2
Total commercial recoveries		38	45	93	90
Total recoveries of loans and leases previously charged off		328	299	656	580
Net charge-offs		(1,412)	(1,525)	(2,821)	(2,977)
Provision for loan and lease losses		1,377	1,560	2,730	3,026
Other		1	—	2	2
Allowance for loan and lease losses, June 30		13,114	13,291	13,114	13,291
Reserve for unfunded lending commitments, beginning of period		1,161	1,110	1,177	1,096
Provision for unfunded lending commitments		(11)	32	(27)	46
Other		—	1	—	1
Reserve for unfunded lending commitments, June 30		1,150	1,143	1,150	1,143
Allowance for credit losses, June 30		$14,264	$14,434	$14,264	$14,434

Loan and allowance ratios (3):
Loans and leases outstanding at June 30		$1,214,260	$1,140,193	$1,214,260	$1,140,193
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30		1.08%	1.17%	1.08%	1.17%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30		1.69	1.82	1.69	1.82
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30		0.67	0.71	0.67	0.71
Average loans and leases outstanding		$1,212,888	$1,120,764	$1,199,481	$1,105,318
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.47%	0.55%	0.47%	0.54%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30		228	222	228	222
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs		2.32	2.17	2.31	2.21
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4)		$8,387	$8,714	$8,387	$8,714
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4)		82%	77%	82%	77%
(1)Includes U.S. small business commercial charge-offs of $150 million and $306 million for the three and six months ended June 30, 2026 compared to $149 million and $296 million for the same periods in 2025.
(2)Includes U.S. small business commercial recoveries of $13 million and $26 million for the three and six months ended June 30, 2026 compared to $15 million and $29 million for the same periods in 2025.
(3)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(4)Primarily includes amounts related to credit card and unsecured consumer lending portfolios in Consumer Banking.

Bank of America 40

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
Table 38 presents the total market-based portfolio VaR, which is the combination of the total trading positions portfolio and the fair value option portfolio. The VaR amounts for all periods presented in Table 38 and Table 39 include the financial instruments used in the Corporation’s market risk management of its trading portfolios. For more information on the market risk VaR for trading activities, see Trading Risk Management in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
The total market-based portfolio VaR results in Table 38 include market risk to which we are exposed from all business segments’ trading activities, which exclude credit valuation adjustment (CVA), DVA and the related hedges of these items. The majority of this portfolio is within the Global Markets segment.
Table 38 presents period-end, average, high and low daily trading VaR for the three months ended June 30, 2026, March 31, 2026 and June 30, 2025, as well as average daily trading VaR for the six months ended June 30, 2026 and 2025 using a 99 percent confidence level.

Table 38	Market Risk VaR for Trading Activities

	Three Months Ended												Six Months Ended June 30
	June 30, 2026				March 31, 2026				June 30, 2025
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2026 Average	2025 Average
Foreign exchange	$13	$16	$32	$8	$8	$14	$22	$8	$25	$17	$25	$11	$15	$17
Interest rate	36	35	50	27	30	30	49	19	51	55	90	40	33	59
Credit	49	39	50	31	36	38	56	29	49	51	63	42	39	53
Mortgage	20	21	26	18	26	28	31	22	29	36	43	29	24	35
Equity	36	33	50	24	27	30	66	20	22	22	63	13	32	23
Commodities	13	13	17	8	11	15	22	9	8	9	12	7	14	10
Portfolio diversification	(122)	(108)	n/a	n/a	(92)	(108)	n/a	n/a	(108)	(106)	n/a	n/a	(109)	(110)
Total trading positions portfolio VaR	45	49	66	38	46	47	74	38	76	84	102	65	48	87
Fair value option loans	18	22	33	16	21	17	23	14	15	21	27	15	19	24
Fair value option hedges	14	14	24	10	11	9	13	6	12	15	18	12	11	17
Fair value option portfolio diversification	(22)	(25)	n/a	n/a	(19)	(13)	n/a	n/a	(18)	(24)	n/a	n/a	(18)	(27)
Total fair value option portfolio	10	11	13	9	13	13	14	12	9	12	16	8	12	14
Portfolio diversification	(7)	(8)	n/a	n/a	(10)	(8)	n/a	n/a	(6)	(7)	n/a	n/a	(8)	(7)
Total market-based portfolio	$48	$52	69	43	$49	$52	77	43	$79	$89	111	72	$52	$94
(1)The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore, the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.
n/a = not applicable

41 Bank of America

The following graph presents the trading positions portfolio VaR for the previous five quarters, corresponding to the data in Table 38.
Additional VaR statistics produced within our single VaR model are provided in Table 39 at the same level of detail as in Table 38. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 39 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended June 30, 2026, March 31, 2026 and June 30, 2025.

Table 39	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	June 30, 2026		March 31, 2026		June 30, 2025
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$16	$8	$14	$7	$17	$10
Interest rate	35	18	30	17	55	26
Credit	39	16	38	14	51	24
Mortgage	21	12	28	14	36	18
Equity	33	15	30	14	22	11
Commodities	13	5	15	8	9	6
Portfolio diversification	(108)	(51)	(108)	(51)	(106)	(60)
Total trading positions portfolio VaR	49	23	47	23	84	35
Fair value option loans	22	13	17	10	21	12
Fair value option hedges	14	9	9	5	15	8
Fair value option portfolio diversification	(25)	(16)	(13)	(8)	(24)	(14)
Total fair value option portfolio	11	6	13	7	12	6
Portfolio diversification	(8)	(5)	(8)	(5)	(7)	(3)
Total market-based portfolio	$52	$24	$52	$25	$89	$38
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.

During the three months ended June 30, 2026, there was one day where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period. During the six months ended June 30, 2026, there were three days with losses that exceeded our total covered portfolio VaR.

Bank of America 42

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

The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2026 compared to the three months ended March 31, 2026. During the three months ended June 30, 2026, positive trading-related revenue was recorded for 100 percent of the trading days, of which 98 percent were daily trading gains of over $25 million. This compares to the three months ended March 31, 2026 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 97 percent were daily trading gains of over $25 million.
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
Table 40 presents the spot and 12-month forward rates used in developing the forward curve used in our baseline forecasts at June 30, 2026 and December 31, 2025.

Table 40	Forward Rates

	Federal Funds	SOFR	10-Year SOFR
	June 30, 2026
Spot rates	3.75%	3.68%	4.05%
12-month forward rates	4.25	4.06	4.03

	December 31, 2025
Spot rates	3.75%	3.87%	3.80%
12-month forward rates	3.25	3.11	3.89
Table 41 shows the potential pretax impact to forecasted net interest income over the next 12 months from June 30, 2026 and December 31, 2025 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. Amounts presented reflect dynamic deposit sensitivities, which incorporate behavioral customer deposit balance changes that could occur under various scenarios. For more information, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.

43 Bank of America

Table 41	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes
	Short Rate (bps)	Long Rate (bps)
(Dollars in billions)			June 30 2026	December 31 2025
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$1.0	$0.7
-100 bps instantaneous shift	-100	-100	(2.2)	(2.0)
+200 bps instantaneous shift	+200	+200	1.9	0.8
-200 bps instantaneous shift	-200	-200	(5.5)	(4.9)
Flatteners
Short-end instantaneous change	+100	—	0.8	0.5
Long-end instantaneous change	—	-100	(0.3)	(0.3)
Steepeners
Short-end instantaneous change	-100	—	(1.8)	(1.7)
Long-end instantaneous change	—	+100	0.2	0.3
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

Bank of America 44

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
Goodwill and Intangible Assets
The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K and Note 7 – Goodwill and Intangible Assets to the Consolidated Financial Statements. As of June 30, 2026, goodwill recorded on our consolidated balance sheet was as follows.

Table 42	Goodwill by Reporting Segment

(Dollars in millions)	June 30 2026	December 31 2025
Consumer Banking	$30,137	$30,137
Global Wealth and Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total	$69,021	$69,021
We completed our annual goodwill impairment test as of June 30, 2026 using a qualitative assessment. In performing the assessment, we considered various factors, including macroeconomic conditions and outlook, industry and market considerations, financial performance and other relevant reporting unit-specific factors. Based on this evaluation, we concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying value. Accordingly, no reporting unit was considered at risk of impairment, and no further testing was required.
Current Accounting Developments
Accounting Standard Issued but Not Yet Adopted
Accounting for Internal‑Use Software Costs
The Financial Accounting Standards Board issued updated guidance on the accounting for internal‑use software, providing targeted improvements to the capitalization of costs incurred in the internal development of software. The amendments update existing guidance by eliminating the consideration of software project development stages and enhancing the criteria for when capitalization begins, including establishing a “probable to complete” threshold. The Accounting Standards Update is effective for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Corporation is currently evaluating the impact of and its approach to adopting this guidance; however, adoption is not expected to have a material impact on its Consolidated Financial Statements.

45 Bank of America

Non-GAAP Reconciliations
Table 43 provides reconciliations of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

Table 43	Average and Period-end Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)
						Six Months Ended June 30
	2026 Quarters		2025 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second	2026	2025
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$300,984	$302,501	$303,873	$300,381	$295,329	$301,738	$294,761
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,815)	(1,834)	(1,853)	(1,873)	(1,893)	(1,824)	(1,902)
Related deferred tax liabilities	820	825	827	839	846	823	848
Tangible shareholders’ equity	$230,968	$232,471	$233,826	$230,326	$225,261	$231,716	$224,686
Preferred stock	(24,996)	(25,748)	(25,992)	(25,232)	(22,573)	(25,370)	(22,440)
Tangible common shareholders’ equity	$205,972	$206,723	$207,834	$205,094	$202,688	$206,346	$202,246
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period- end tangible common shareholders’ equity
Shareholders’ equity	$301,094	$300,668	$303,243	$302,437	$298,021
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,803)	(1,821)	(1,841)	(1,860)	(1,880)
Related deferred tax liabilities	816	821	825	828	842
Tangible shareholders’ equity	$231,086	$230,647	$233,206	$232,384	$227,962
Preferred stock	(24,996)	(24,996)	(25,992)	(25,992)	(23,495)
Tangible common shareholders’ equity	$206,090	$205,651	$207,214	$206,392	$204,467
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,499,191	$3,496,186	$3,411,738	$3,403,149	$3,440,798
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,803)	(1,821)	(1,841)	(1,860)	(1,880)
Related deferred tax liabilities	816	821	825	828	842
Tangible assets	$3,429,183	$3,426,165	$3,341,701	$3,333,096	$3,370,739
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Bank of America 46

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2026	2025	2026	2025
Net interest income
Interest income	$33,832	$34,873	$67,191	$68,939
Interest expense	17,835	20,203	35,449	39,826
Net interest income	15,997	14,670	31,742	29,113

Noninterest income
Fees and commissions	11,080	9,469	21,629	18,884
Market making and similar activities	4,177	3,153	7,814	6,737
Other income (loss)	304	151	645	956
Total noninterest income	15,561	12,773	30,088	26,577
Total revenue, net of interest expense	31,558	27,443	61,830	55,690

Provision for credit losses	1,366	1,592	2,703	3,072

Noninterest expense
Compensation and benefits	10,987	10,332	22,321	21,221
Information processing and communications	1,924	1,819	3,942	3,713
Occupancy and equipment	1,914	1,836	3,814	3,692
Product delivery and transaction related	1,327	974	2,453	1,888
Professional fees	573	640	1,156	1,292
Marketing	736	563	1,269	1,069
Other general operating	1,166	1,019	2,203	2,078
Total noninterest expense	18,627	17,183	37,158	34,953
Income before income taxes	11,565	8,668	21,969	17,665
Income tax expense	2,491	1,498	4,311	3,135
Net income	$9,074	$7,170	$17,658	$14,530
Preferred stock dividends and other	326	291	755	697
Net income applicable to common shareholders	$8,748	$6,879	$16,903	$13,833

Per common share information
Earnings	$1.22	$0.91	$2.35	$1.81
Diluted earnings	1.21	0.90	2.31	1.79
Average common shares issued and outstanding	7,151.2	7,581.2	7,203.5	7,629.5
Average diluted common shares issued and outstanding	7,294.2	7,651.6	7,356.2	7,711.2

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025
Net income	$9,074	$7,170	$17,658	$14,530
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	52	(315)	(477)	51
Net change in debit valuation adjustments	(401)	(153)	259	144
Net change in derivatives	(751)	1,196	(1,378)	2,509
Employee benefit plan adjustments	36	26	71	53
Net change in foreign currency translation adjustments	9	13	18	24
Other comprehensive income (loss)	(1,055)	767	(1,507)	2,781
Comprehensive income	$8,019	$7,937	$16,151	$17,311

See accompanying Notes to Consolidated Financial Statements.

47 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
(Dollars in millions)	June 30 2026	December 31 2025
Assets
Cash and due from banks	$28,100	$28,595
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	201,645	203,250
Cash and cash equivalents	229,745	231,845
Time deposits placed and other short-term investments	9,447	7,474
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $217,206 and $185,491 measured at fair value)	412,415	316,578
Trading account assets (includes $178,949 and $185,869 pledged as collateral)	358,748	366,954
Derivative assets	45,336	40,881
Debt securities:
Carried at fair value	363,419	402,975
Held-to-maturity, at amortized cost (fair value $423,734 and $442,430)	505,799	522,660
Total debt securities	869,218	925,635
Loans and leases (includes $3,359 and $3,498 measured at fair value)	1,217,619	1,185,700
Allowance for loan and lease losses	(13,114)	(13,203)
Loans and leases, net of allowance	1,204,505	1,172,497
Premises and equipment, net	12,788	12,516
Goodwill	69,021	69,021
Loans held-for-sale (includes $3,842 and $2,271 measured at fair value)	6,535	5,165
Customer and other receivables	106,269	98,186
Other assets (includes $7,311 and $9,058 measured at fair value)	175,164	164,986
Total assets	$3,499,191	$3,411,738

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$529,985	$517,834
Interest-bearing (includes $1,828 and $1,223 measured at fair value)	1,357,513	1,361,177
Deposits in non-U.S. offices:
Noninterest-bearing	14,358	14,216
Interest-bearing	123,268	125,502
Total deposits	2,025,124	2,018,729
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $223,698 and $223,067 measured at fair value)	332,218	344,716
Trading account liabilities	123,162	105,996
Derivative liabilities	42,577	42,076
Short-term borrowings (includes $11,431 and $8,051 measured at fair value)	59,979	48,088
Accrued expenses and other liabilities (includes $4,830 and $8,996 measured at fair value and $1,150 and $1,177 of reserve for unfunded lending commitments)	275,174	231,074
Long-term debt (includes $84,797 and $72,591 measured at fair value)	339,863	317,816
Total liabilities	3,198,097	3,108,495
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,951,164 and 3,991,164 shares	24,996	25,992
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,017,967,460 and 7,212,464,345 shares	13,611	26,084
Retained earnings	274,520	261,693
Accumulated other comprehensive income (loss)	(12,033)	(10,526)
Total shareholders’ equity	301,094	303,243
Total liabilities and shareholders’ equity	$3,499,191	$3,411,738

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$7,703	$7,139
Loans and leases	17,905	17,875
Allowance for loan and lease losses	(858)	(871)
Loans and leases, net of allowance	17,047	17,004
All other assets	889	709
Total assets of consolidated variable interest entities	$25,639	$24,852
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $0 of non-recourse short-term borrowings)	$6,964	$5,779
Long-term debt (includes $7,555 and $6,847 of non-recourse debt)	7,555	6,847
All other liabilities (includes $20 and $18 of non-recourse liabilities)	20	18
Total liabilities of consolidated variable interest entities	$14,539	$12,644
See accompanying Notes to Consolidated Financial Statements.

Bank of America 48

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, March 31, 2026	$24,996	7,129.9	$18,885	$267,765	$(10,978)	$300,668
Net income				9,074		9,074
Net change in debt securities					52	52
Net change in debit valuation adjustments					(401)	(401)
Net change in derivatives					(751)	(751)
Employee benefit plan adjustments					36	36
Net change in foreign currency translation adjustments					9	9
Dividends declared:
Common				(1,993)		(1,993)
Preferred				(326)		(326)
Common stock issued under employee plans, net, and other		0.3	732			732
Common stock repurchased		(112.2)	(6,006)			(6,006)
Balance, June 30, 2026	$24,996	7,018.0	$13,611	$274,520	$(12,033)	$301,094
Balance, December 31, 2025	$25,992	7,212.5	$26,084	$261,693	$(10,526)	$303,243
Net income				17,658		17,658
Net change in debt securities					(477)	(477)
Net change in debit valuation adjustments					259	259
Net change in derivatives					(1,378)	(1,378)
Employee benefit plan adjustments					71	71
Net change in foreign currency translation adjustments					18	18
Dividends declared:
Common				(4,016)		(4,016)
Preferred				(751)		(751)
Redemption of preferred stock	(996)			(4)		(1,000)
Common stock issued under employee plans, net, and other		57.4	773	(60)		713
Common stock repurchased		(251.9)	(13,246)			(13,246)
Balance, June 30, 2026	$24,996	7,018.0	$13,611	$274,520	$(12,033)	$301,094
Balance, March 31, 2025	$20,499	7,560.1	$41,038	$245,683	$(13,271)	$293,949
Net income				7,170		7,170
Net change in debt securities					(315)	(315)
Net change in debit valuation adjustments					(153)	(153)
Net change in derivatives					1,196	1,196
Employee benefit plan adjustments					26	26
Net change in foreign currency translation adjustments					13	13
Dividends declared:
Common				(1,960)		(1,960)
Preferred				(291)		(291)
Issuance of preferred stock	2,996					2,996
Common stock issued under employee plans, net, and other		0.4	692			692
Common stock repurchased		(123.8)	(5,302)			(5,302)
Balance, June 30, 2025	$23,495	7,436.7	$36,428	$250,602	$(12,504)	$298,021
Balance, December 31, 2024	$23,159	7,610.9	$45,336	$240,753	$(15,285)	$293,963
Net income				14,530		14,530
Net change in debt securities					51	51
Net change in debit valuation adjustments					144	144
Net change in derivatives					2,509	2,509
Employee benefit plan adjustments					53	53
Net change in foreign currency translation adjustments					24	24
Dividends declared:
Common				(3,952)		(3,952)
Preferred				(688)		(688)
Issuance of preferred stock	2,996					2,996
Redemption of preferred stock	(2,660)			(9)		(2,669)
Common stock issued under employee plans, net, and other		52.1	915	(32)		883
Common stock repurchased		(226.3)	(9,823)			(9,823)
Balance, June 30, 2025	$23,495	7,436.7	$36,428	$250,602	$(12,504)	$298,021

See accompanying Notes to Consolidated Financial Statements.

49 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2026	2025
Operating activities
Net income	$17,658	$14,530
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,703	3,072
(Gains) losses on sales of debt securities	(19)	20
Depreciation and amortization	1,217	1,136
Net accretion of discount/premium on debt securities	(305)	(146)
Deferred income taxes	612	(49)
Amortization of stock-based compensation	2,150	2,014
Net change in:
Trading and derivative assets/liabilities	23,147	(25,849)
Loans held-for-sale	(1,530)	4,080
Other assets	(17,869)	(19,307)
Accrued expenses and other liabilities	41,671	9,439
Other operating activities, net	1,378	(256)
Net cash provided by (used in) operating activities	70,813	(11,316)
Investing activities
Net change in:
Time deposits placed and other short-term investments	(1,973)	(3,005)
Federal funds sold and securities borrowed or purchased under agreements to resell	(95,837)	(81,670)
Debt securities carried at fair value:
Proceeds from sales	121,408	61,564
Proceeds from paydowns and maturities	54,880	40,472
Purchases	(140,172)	(123,638)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	16,292	16,782
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	7,320	4,051
Purchases	(4,148)	(11,136)
Other changes in loans and leases, net	(37,641)	(47,086)
Other investing activities, net	(3,337)	(2,262)
Net cash used in investing activities	(83,208)	(145,928)
Financing activities
Net change in:
Deposits	6,395	46,146
Federal funds purchased and securities loaned or sold under agreements to repurchase	(12,498)	71,689
Short-term borrowings	12,900	4,500
Long-term debt:
Proceeds from issuance	77,366	56,926
Retirement	(52,000)	(35,964)
Preferred stock:
Proceeds from issuance	—	2,996
Redemption	(1,000)	(2,669)
Common stock repurchased	(13,246)	(9,823)
Cash dividends paid	(4,956)	(4,752)
Other financing activities, net	(1,777)	(1,158)
Net cash provided by financing activities	11,184	127,891
Effect of exchange rate changes on cash and cash equivalents	(889)	5,250
Net decrease in cash and cash equivalents	(2,100)	(24,103)
Cash and cash equivalents at January 1	231,845	290,114
Cash and cash equivalents at June 30	$229,745	$266,011

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

51 Bank of America

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and six months ended June 30, 2026 and 2025. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025
Net interest income
Interest income
Loans and leases	$15,863	$15,651	$31,346	$30,874
Debt securities	6,032	6,913	12,323	13,680
Federal funds sold and securities borrowed or purchased under agreements to resell	4,185	4,094	8,042	7,868
Trading account assets	3,063	3,057	6,261	6,065
Other interest income (1)	4,689	5,158	9,219	10,452
Total interest income	33,832	34,873	67,191	68,939

Interest expense
Deposits	7,372	8,681	14,673	17,313
Short-term borrowings	6,607	7,435	13,117	14,398
Trading account liabilities	756	676	1,501	1,383
Long-term debt	3,100	3,411	6,158	6,732
Total interest expense	17,835	20,203	35,449	39,826
Net interest income	$15,997	$14,670	$31,742	$29,113

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$947	$1,036	$1,812	$1,952
Other card income	636	610	1,264	1,212
Total card income	1,583	1,646	3,076	3,164
Service charges
Deposit-related fees	1,336	1,265	2,642	2,493
Lending-related fees	370	350	738	683
Total service charges	1,706	1,615	3,380	3,176
Investment and brokerage services
Asset management fees	4,427	3,698	8,739	7,436
Brokerage fees	1,226	1,082	2,455	2,157
Total investment and brokerage services	5,653	4,780	11,194	9,593
Investment banking fees
Underwriting income	1,220	806	2,171	1,576
Syndication fees	360	289	697	658
Financial advisory services	558	333	1,111	717
Total investment banking fees	2,138	1,428	3,979	2,951
Total fees and commissions	11,080	9,469	21,629	18,884
Market making and similar activities	4,177	3,153	7,814	6,737
Other income (loss)	304	151	645	956
Total noninterest income	$15,561	$12,773	$30,088	$26,577
(1)Includes interest income on interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks of $2.2 billion and $2.8 billion for the three months ended June 30, 2026 and 2025, and $4.3 billion and $5.7 billion for the six months ended June 30, 2026 and 2025.
(2)Gross interchange fees and merchant income were $3.7 billion and $3.5 billion for the three months ended June 30, 2026 and 2025, and are presented net of $2.7 billion and $2.4 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods. Gross interchange fees and merchant income were $7.1 billion and $6.8 billion for the six months ended June 30, 2026 and 2025 and are presented net of $5.3 billion and $4.8 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

Bank of America 52

NOTE 3  Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2026 and December 31, 2025. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		June 30, 2026
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$27,203.0	$73.6	$4.4	$78.0	$64.4	$7.5	$71.9
Futures and forwards	4,582.7	4.1	—	4.1	3.5	—	3.5
Written options (2)	2,695.7	—	—	—	28.5	—	28.5
Purchased options (3)	2,600.0	30.3	—	30.3	—	—	—
Foreign exchange contracts
Swaps	3,186.3	50.4	0.3	50.7	42.8	—	42.8
Spot, futures and forwards	5,402.0	40.7	0.7	41.4	38.5	0.1	38.6
Written options (2)	781.3	—	—	—	9.4	—	9.4
Purchased options (3)	726.2	8.6	—	8.6	—	—	—
Equity contracts
Swaps	809.5	30.0	—	30.0	43.3	—	43.3
Futures and forwards	184.1	4.4	—	4.4	2.3	—	2.3
Written options (2)	1,042.3	—	—	—	93.8	—	93.8
Purchased options (3)	983.8	84.6	—	84.6	—	—	—
Commodity contracts
Swaps	76.7	4.2	—	4.2	5.7	—	5.7
Futures and forwards	162.9	3.4	0.2	3.6	2.6	0.1	2.7
Written options (2)	104.6	—	—	—	4.6	—	4.6
Purchased options (3)	100.0	4.6	—	4.6	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	536.1	1.3	—	1.3	4.1	—	4.1
Total return swaps/options	127.2	0.4	—	0.4	0.9	—	0.9
Written credit derivatives:
Credit default swaps	499.2	2.8	—	2.8	1.2	—	1.2
Total return swaps/options	141.9	1.0	—	1.0	2.9	—	2.9
Gross derivative assets/liabilities		$344.4	$5.6	$350.0	$348.5	$7.7	$356.2
Less: Legally enforceable master netting agreements				(270.9)			(270.9)
Less: Cash collateral received/paid				(33.8)			(42.7)
Total derivative assets/liabilities				$45.3			$42.6
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $1.5 billion and $476.1 billion, respectively, at June 30, 2026.

53 Bank of America

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at June 30, 2026 and December 31, 2025 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements, Collateral and Restricted Cash.

Bank of America 54

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	June 30, 2026		December 31, 2025
Interest rate contracts
Over-the-counter	$103.5	$94.2	$106.2	$100.0
Exchange-traded	0.2	0.1	—	—
Over-the-counter cleared	8.3	7.8	6.3	5.9
Foreign exchange contracts
Over-the-counter	97.3	87.9	80.4	75.3
Over-the-counter cleared	1.9	2.0	1.2	1.3
Equity contracts
Over-the-counter	47.7	71.1	31.3	43.8
Exchange-traded	67.1	65.9	46.8	45.1
Commodity contracts
Over-the-counter	9.1	9.9	9.9	11.8
Exchange-traded	2.7	2.4	1.6	1.7
Over-the-counter cleared	0.2	0.2	0.3	0.4
Credit derivatives
Over-the-counter	5.4	9.1	4.9	7.1
Total gross derivative assets/liabilities, before netting
Over-the-counter	263.0	272.2	232.7	238.0
Exchange-traded	70.0	68.4	48.4	46.8
Over-the-counter cleared	10.4	10.0	7.8	7.6
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(227.6)	(237.1)	(199.2)	(203.9)
Exchange-traded	(67.0)	(67.0)	(44.5)	(44.5)
Over-the-counter cleared	(10.1)	(9.5)	(7.6)	(7.1)
Derivative assets/liabilities, after netting	38.7	37.0	37.6	36.9
Other gross derivative assets/liabilities (2)	6.6	5.6	3.3	5.2
Total derivative assets/liabilities	45.3	42.6	40.9	42.1
Less: Financial instruments collateral (3)	(23.5)	(19.2)	(20.5)	(16.7)
Total net derivative assets/liabilities	$21.8	$23.4	$20.4	$25.4
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three and six months ended June 30, 2026 and 2025.

Gains and Losses on Derivatives and Hedged Items Designated in Fair Value Hedges

	Derivative	Hedged Item	Derivative	Hedged Item
(Dollars in millions)	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
Interest rate risk on long-term debt (1)	$(1,216)	$1,214	$1,368	$(1,367)
Interest rate and foreign currency risk (2)	69	(67)	(165)	165
Interest rate risk on available-for-sale securities (3)	1,769	(1,782)	(1,966)	1,934
Price risk on commodity inventory (4)	108	(108)	(201)	201
Total	$730	$(743)	$(964)	$933

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
Interest rate risk on long-term debt (1)	$(2,210)	$2,222	$3,844	$(3,847)
Interest rate and foreign currency risk (2)	148	(149)	(367)	367
Interest rate risk on available-for-sale securities (3)	3,150	(3,201)	(5,193)	5,112
Price risk on commodity inventory (4)	221	(221)	(1,298)	1,298
Total	$1,309	$(1,349)	$(3,014)	$2,930
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For the three and six months ended June 30, 2026, the derivative amount includes gains (losses) of $(11) million and $(9) million in interest income, $82 million and $163 million in market making and similar activities, and $(2) million and $(6) million in accumulated other comprehensive income (OCI). For the same periods in 2025, the derivative amount includes gains (losses) of $(16) million and $(7) million in interest income, $(148) million and $(358) million in market making and similar activities, and $(1) million and $(2) million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
(3)Amounts are recorded in interest income in the Consolidated Statement of Income.
(4)Amounts are recorded in market making and similar activities in the Consolidated Statement of Income.

55 Bank of America

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

Designated Fair Value Hedged Assets and Liabilities

	June 30, 2026		December 31, 2025
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$196,963	$(3,027)	$175,694	$(792)
Available-for-sale debt securities (2, 3)	204,338	(3,117)	236,303	146
Trading account assets (4)	6,327	15	12,170	294
(1)Increase (decrease) to carrying value.
(2)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At June 30, 2026 and December 31, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $43.6 billion and $35.8 billion, of which $29.3 billion and $23.7 billion were designated in a portfolio layer hedging relationship. At June 30, 2026 and December 31, 2025, the cumulative adjustment associated with these hedging relationships was a decrease of $373 million and $46 million.
(3)Carrying value represents amortized cost.
(4)Represents hedging activities related to certain commodities inventory.
At June 30, 2026 and December 31, 2025, the fair value adjustments from de-designated long-term debt hedges decreased the long-term debt carrying value by $12.0 billion and $12.9 billion. The fair value adjustments from de-designated available-for-sale (AFS) debt securities hedges decreased the AFS debt securities carrying value by $1.4 billion and $2.7 billion. The fair value adjustments are being amortized or accreted into interest over the contractual lives of the assets or liabilities.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and six months ended June 30, 2026 and 2025. Of the $3.4 billion after-tax net loss ($4.4 billion pretax) on derivatives in accumulated OCI at June 30, 2026, losses of $2.0 billion after-tax ($2.7 billion pretax) related to both open and closed cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately three years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately five years, with the aggregated amount beyond this time period being insignificant.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$(1,338)	$(353)	$(2,531)	$(728)
Price risk on forecasted MBS purchases (1)	—	(2)	—	(4)
Price risk on certain compensation plans (2)	—	4	—	9
Total	$(1,338)	$(351)	$(2,531)	$(723)
Net investment hedges
Foreign exchange risk (3)	$147	$—	$824	$4

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$1,221	$(377)	$2,582	$(770)
Price risk on forecasted MBS purchases (1)	—	(2)	—	(4)
Price risk on certain compensation plans (2)	—	5	1	12
Total	$1,221	$(374)	$2,583	$(762)
Net investment hedges
Foreign exchange risk (3)	$(2,153)	$—	$(3,105)	$—
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and six months ended June 30, 2026, amounts excluded from effectiveness testing and recognized in market making and similar activities were losses of $49 million and $11 million. For the same periods in 2025, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $25 million and $27 million.

Bank of America 56

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three and six months ended June 30, 2026 and 2025. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025
Interest rate risk on mortgage activities (1, 2)	$3	$12	$3	$40
Credit risk on loans (2)	(16)	(23)	(15)	(22)
Interest rate and foreign currency risk on asset and liability management activities (3)	(266)	(1,704)	(278)	(2,486)
Price risk on certain compensation plans (4)	538	377	364	181
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At June 30, 2026 and December 31, 2025, the Corporation had transferred $4.1 billion and $3.9 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.1 billion and $3.9 billion at the transfer dates. At June 30, 2026 and December 31, 2025, the fair value of the transferred securities was $3.9 billion and $3.8 billion.
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
The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and six months ended June 30, 2026 and 2025. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
Interest rate risk	$172	$1,047	$99	$1,318	$415	$2,025	$250	$2,690
Foreign exchange risk	546	6	15	567	1,079	10	11	1,100
Equity risk	3,123	(134)	638	3,627	5,388	(217)	1,304	6,475
Credit risk	454	691	136	1,281	882	1,444	201	2,527
Other risk (2)	120	102	(139)	83	364	90	(157)	297
Total sales and trading revenue	$4,415	$1,712	$749	$6,876	$8,128	$3,352	$1,609	$13,089

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
Interest rate risk	$478	$711	$132	$1,321	$978	$1,366	$252	$2,596
Foreign exchange risk	569	8	31	608	1,109	25	42	1,176
Equity risk	1,881	(297)	563	2,147	3,858	(639)	1,112	4,331
Credit risk	247	669	60	976	678	1,358	341	2,377
Other risk (2)	108	(25)	(23)	60	282	(48)	(15)	219
Total sales and trading revenue	$3,283	$1,066	$763	$5,112	$6,905	$2,062	$1,732	$10,699
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $728 million and $1.5 billion for the three and six months ended June 30, 2026 compared to $642 million and $1.3 billion for the same periods in 2025.
(2)Includes commodity risk.

57 Bank of America

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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at June 30, 2026 and December 31, 2025 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	June 30, 2026
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$—	$12	$25	$37
Non-investment grade	9	340	406	378	1,133
Total	9	340	418	403	1,170
Total return swaps/options:
Investment grade	34	—	—	—	34
Non-investment grade	2,313	492	51	53	2,909
Total	2,347	492	51	53	2,943
Total credit derivatives	$2,356	$832	$469	$456	$4,113
Credit-related notes:
Investment grade	$—	$—	$6	$808	$814
Non-investment grade	—	13	39	1,143	1,195
Total credit-related notes	$—	$13	$45	$1,951	$2,009
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$54,356	$118,738	$180,156	$23,682	$376,932
Non-investment grade	17,222	37,779	64,050	3,171	122,222
Total	71,578	156,517	244,206	26,853	499,154
Total return swaps/options:
Investment grade	88,877	1,321	1,501	341	92,040
Non-investment grade	48,055	1,023	311	478	49,867
Total	136,932	2,344	1,812	819	141,907
Total credit derivatives	$208,510	$158,861	$246,018	$27,672	$641,061

	December 31, 2025
	Carrying Value
Credit default swaps:
Investment grade	$—	$—	$7	$34	$41
Non-investment grade	60	532	418	403	1,413
Total	60	532	425	437	1,454
Total return swaps/options:
Investment grade	88	2	—	—	90
Non-investment grade	1,258	89	74	1	1,422
Total	1,346	91	74	1	1,512
Total credit derivatives	$1,406	$623	$499	$438	$2,966
Credit-related notes:
Investment grade	$—	$—	$3	$970	$973
Non-investment grade	—	4	26	1,136	1,166
Total credit-related notes	$—	$4	$29	$2,106	$2,139
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$48,636	$100,059	$168,131	$22,048	$338,874
Non-investment grade	15,434	35,286	49,913	3,372	104,005
Total	64,070	135,345	218,044	25,420	442,879
Total return swaps/options:
Investment grade	61,269	1,507	1,419	352	64,547
Non-investment grade	35,318	2,877	516	520	39,231
Total	96,587	4,384	1,935	872	103,778
Total credit derivatives	$160,657	$139,729	$219,979	$26,292	$546,657

Bank of America 58

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
Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At June 30, 2026 and December 31, 2025, the Corporation held cash and securities collateral of $137.7 billion and $119.7 billion and posted cash and securities collateral of $103.6 billion and $97.8 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At June 30, 2026, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $5.6 billion, including $3.2 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2026 and December 31, 2025, the liability recorded for these derivative contracts was not significant.
The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at June 30, 2026 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at June 30, 2026

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$116	$1,476
Bank of America, N.A. and subsidiaries (1)	45	1,360

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$5	$219
Collateral posted	1	177
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three and six months ended June 30, 2026 and 2025. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended June 30
(Dollars in millions)	2026	2025
Derivative assets (CVA)	$61	$(39)
Derivative assets/liabilities (FVA)	8	(31)
Derivative liabilities (DVA)	(62)	(30)

	Six Months Ended June 30
(Dollars in millions)	2026	2025
Derivative assets (CVA)	$(15)	$(64)
Derivative assets/liabilities (FVA)	20	(46)
Derivative liabilities (DVA)	31	(3)
(1)At June 30, 2026 and December 31, 2025, cumulative CVA reduced the derivative assets balance by $351 million and $336 million, cumulative FVA reduced the net derivative balance by $96 million and $116 million and cumulative DVA reduced the derivative liabilities balance by $301 million and $270 million.

59 Bank of America

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at June 30, 2026 and December 31, 2025.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	June 30, 2026				December 31, 2025
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$41,870	$125	$(1,154)	$40,841	$34,240	$80	$(1,179)	$33,141
Agency-collateralized mortgage obligations	17,204	85	(141)	17,148	19,304	27	(132)	19,199
Commercial	44,281	260	(484)	44,057	38,688	191	(385)	38,494
Non-agency residential (1)	75	1	(24)	52	273	55	(56)	272
Total mortgage-backed securities	103,430	471	(1,803)	102,098	92,505	353	(1,752)	91,106
U.S. Treasury and government agencies	195,191	128	(916)	194,403	250,065	390	(621)	249,834
Non-U.S. securities	37,718	12	(63)	37,667	31,765	20	(18)	31,767
Other taxable securities	7,399	2	(54)	7,347	6,328	12	(36)	6,304
Tax-exempt securities	7,176	8	(159)	7,025	7,948	15	(176)	7,787
Total available-for-sale debt securities	350,914	621	(2,995)	348,540	388,611	790	(2,603)	386,798
Other debt securities carried at fair value (2)	14,928	121	(170)	14,879	16,066	200	(89)	16,177
Total debt securities carried at fair value	365,842	742	(3,165)	363,419	404,677	990	(2,692)	402,975
Held-to-maturity debt securities
Agency mortgage-backed securities	379,169	—	(68,332)	310,837	395,415	—	(67,309)	328,106
U.S. Treasury and government agencies	121,262	—	(13,011)	108,251	121,242	—	(12,225)	109,017
Other taxable securities	5,397	1	(752)	4,646	6,028	2	(723)	5,307
Total held-to-maturity debt securities	505,828	1	(82,095)	423,734	522,685	2	(80,257)	442,430
Total debt securities (3,4)	$871,670	$743	$(85,260)	$787,153	$927,362	$992	$(82,949)	$845,405
(1)At June 30, 2026 and December 31, 2025, the underlying collateral type included approximately 10 percent and 27 percent prime and 90 percent and 73 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $101.9 billion and $153.8 billion at June 30, 2026 and December 31, 2025.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $240.5 billion and $156.6 billion, and a fair value of $200.9 billion and $131.5 billion at June 30, 2026, and an amortized cost of $246.9 billion and $158.5 billion, and a fair value of $208.0 billion and $133.6 billion at December 31, 2025.
At June 30, 2026 and December 31, 2025, the Corporation’s expected credit losses on AFS and HTM debt securities with a total amortized cost of $856.7 billion and $911.3 billion were not significant. Of these amounts, $803.2 billion and $863.7 billion of AFS and HTM debt securities were predominantly U.S. agency and U.S. Treasury securities and had a zero credit loss assumption as of the end of the same periods. At June 30, 2026 and December 31, 2025, nonperforming AFS debt securities held by the Corporation were not significant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
At June 30, 2026 and December 31, 2025, the Corporation held equity securities at an aggregate fair value of $225 million and $253 million, respectively, and other equity securities, as valued under the measurement alternative, at a carrying value of $523 million and $479 million, respectively, both of which are included in other assets. At both June 30, 2026 and December 31, 2025, the Corporation also held money market investments at a fair value of $1.2 billion, which are included in time deposits placed and other short-term investments.

The gross realized gains and losses on sales of AFS debt securities for the three and six months ended June 30, 2026 and 2025 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025
Gross gains	$111	$5	$178	$16
Gross losses	(95)	(23)	(159)	(36)
Net gains (losses) on sales of AFS debt securities	$16	$(18)	$19	$(20)
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$4	$(5)	$5	$(5)

Bank of America 60

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at June 30, 2026 and December 31, 2025. Substantially all of the unrealized losses relate to debt securities that have a zero credit loss assumption.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	June 30, 2026
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$11,723	$(68)	$15,861	$(1,086)	$27,584	$(1,154)
Agency-collateralized mortgage obligations	138	(1)	1,324	(140)	1,462	(141)
Commercial	12,780	(152)	4,256	(332)	17,036	(484)
Non-agency residential	8	(1)	40	(23)	48	(24)
Total mortgage-backed securities	24,649	(222)	21,481	(1,581)	46,130	(1,803)
U.S. Treasury and government agencies	65,561	(385)	44,321	(531)	109,882	(916)
Non-U.S. securities	12,362	(58)	2,651	(5)	15,013	(63)
Other taxable securities	3,713	(24)	1,302	(30)	5,015	(54)
Tax-exempt securities	284	(1)	1,585	(158)	1,869	(159)
Total AFS debt securities in a continuous unrealized loss position	$106,569	$(690)	$71,340	$(2,305)	$177,909	$(2,995)

	December 31, 2025
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$1,645	$—	$18,512	$(1,179)	$20,157	$(1,179)
Agency-collateralized mortgage obligations	2,503	(5)	2,351	(127)	4,854	(132)
Commercial	8,795	(27)	5,527	(358)	14,322	(385)
Non-agency residential	—	—	154	(56)	154	(56)
Total mortgage-backed securities	12,943	(32)	26,544	(1,720)	39,487	(1,752)
U.S. Treasury and government agencies	5,398	(7)	68,763	(614)	74,161	(621)
Non-U.S. securities	10,891	(10)	2,808	(8)	13,699	(18)
Other taxable securities	979	(5)	1,356	(31)	2,335	(36)
Tax-exempt securities	415	(1)	1,730	(175)	2,145	(176)
Total AFS debt securities in a continuous unrealized loss position	$30,626	$(55)	$101,201	$(2,548)	$131,827	$(2,603)

61 Bank of America

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at June 30, 2026 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgage-backed securities (MBS) or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$3	3.24%	$4	5.20%	$41,868	4.68%	$41,875	4.68%
Agency-collateralized mortgage obligations	—	—	—	—	1	1.00	17,203	5.56	17,204	5.56
Commercial	178	2.83	23,485	4.11	18,749	4.44	1,882	3.85	44,294	4.23
Non-agency residential	—	—	—	—	1	0.27	319	13.11	320	13.07
Total mortgage-backed securities	178	2.83	23,488	4.11	18,755	4.44	61,272	4.94	103,693	4.66
U.S. Treasury and government agencies	12,238	3.91	170,697	3.63	15,939	3.55	43	3.12	198,917	3.64
Non-U.S. securities	25,189	2.69	6,147	3.35	7,789	4.45	9,532	4.06	48,657	3.32
Other taxable securities	2,098	4.88	4,421	4.39	187	2.99	693	4.38	7,399	4.49
Tax-exempt securities	233	2.50	2,624	3.35	847	3.13	3,472	3.51	7,176	3.37
Total amortized cost of debt securities carried at fair value	$39,936	3.18	$207,377	3.69	$43,517	4.08	$75,012	4.76	$365,842	3.90
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$45	2.93%	$379,124	2.11%	$379,169	2.11%
U.S. Treasury and government agencies	4,100	1.70	110,670	1.39	6,492	1.32	—	—	121,262	1.40
Other taxable securities	209	1.75	244	2.89	246	2.56	4,698	2.53	5,397	2.52
Total amortized cost of HTM debt securities	$4,309	1.70	$110,914	1.39	$6,783	1.37	$383,822	2.12	$505,828	1.94

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$3		$4		$40,839		$40,846
Agency-collateralized mortgage obligations	—		—		1		17,147		17,148
Commercial	178		23,367		18,799		1,725		44,069
Non-agency residential	—		—		1		211		212
Total mortgage-backed securities	178		23,370		18,805		59,922		102,275
U.S. Treasury and government agencies	12,263		170,029		15,807		57		198,156
Non-U.S. securities	25,166		6,138		7,788		9,521		48,613
Other taxable securities	2,097		4,400		173		680		7,350
Tax-exempt securities	232		2,615		836		3,342		7,025
Total debt securities carried at fair value	$39,936		$206,552		$43,409		$73,522		$363,419
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$42		$310,795		$310,837
U.S. Treasury and government agencies	4,044		98,573		5,634		—		108,251
Other taxable securities	208		236		200		4,002		4,646
Total fair value of HTM debt securities	$4,252		$98,809		$5,876		$314,797		$423,734
(1)The weighted-average yield is computed based on a constant effective yield over the contractual life of each security. The yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related open hedging derivatives.

Bank of America 62

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2026 and December 31, 2025.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	June 30, 2026
Consumer real estate
Residential mortgage	$1,442	$284	$822	$2,548	$233,768		$236,316
Home equity	78	31	105	214	26,900		27,114
Credit card and other consumer
Credit card	655	456	1,241	2,352	103,307		105,659
Direct/Indirect consumer (2)	274	130	87	491	117,836		118,327
Other consumer	—	—	—	—	182		182
Total consumer	2,449	901	2,255	5,605	481,993		487,598
Consumer loans accounted for under the fair value option (3)						$159	159
Total consumer loans and leases	2,449	901	2,255	5,605	481,993	159	487,757
Commercial
U.S. commercial	431	227	588	1,246	455,386		456,632
Non-U.S. commercial	49	27	153	229	159,665		159,894
Commercial real estate (4)	52	102	699	853	70,244		71,097
Commercial lease financing	43	22	62	127	15,275		15,402
U.S. small business commercial	212	73	188	473	23,164		23,637
Total commercial	787	451	1,690	2,928	723,734		726,662
Commercial loans accounted for under the fair value option (3)						3,200	3,200
Total commercial loans and leases	787	451	1,690	2,928	723,734	3,200	729,862
Total loans and leases (5)	$3,236	$1,352	$3,945	$8,533	$1,205,727	$3,359	$1,217,619
Percentage of outstandings	0.27%	0.11%	0.32%	0.70%	99.02%	0.28%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $148 million and nonperforming loans of $184 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $52 million and nonperforming loans of $105 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $219 million and nonperforming loans of $708 million. Consumer real estate loans current or less than 30 days past due includes $1.4 billion, and direct/indirect consumer includes $61 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $52.4 billion, U.S. securities-based lending loans of $61.9 billion and non-U.S. consumer loans of $3.2 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $55 million and home equity loans of $104 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.2 billion and non-U.S. commercial loans of $1.0 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $65.9 billion and non-U.S. commercial real estate loans of $5.2 billion.
(5)Total outstandings includes loans and leases of $47.2 billion pledged as collateral to the Federal Home Loan Bank (FHLB). The Corporation also pledged $322.6 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank (FRB) and FHLB.

63 Bank of America

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $6.9 billion and $7.2 billion at June 30, 2026 and December 31, 2025, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Nonperforming loans were $5.8 billion at both June 30, 2026 and December 31, 2025. Commercial nonperforming loans were $3.2 billion at both June 30, 2026 and December 31, 2025, primarily comprised of U.S. commercial and commercial real estate. Consumer nonperforming loans of $2.6 billion at both
June 30, 2026 and December 31, 2025 were primarily comprised of residential mortgages.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at June 30, 2026 and December 31, 2025. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases, as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Bank of America 64

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Residential mortgage (1)	$2,049	$2,008	$219	$207
With no related allowance (2)	1,831	1,774	—	—
Home equity (1)	371	392	—	—
With no related allowance (2)	304	310	—	—
Credit Card	n/a	n/a	1,241	1,351
Direct/indirect consumer	170	176	1	5
Total consumer	2,590	2,576	1,461	1,563
U.S. commercial	1,674	1,404	127	302
Non-U.S. commercial	312	80	35	9
Commercial real estate	1,068	1,596	33	10
Commercial lease financing	62	97	25	33
U.S. small business commercial	45	51	181	204
Total commercial	3,161	3,228	401	558
Total nonperforming loans	$5,751	$5,804	$1,862	$2,121
Percentage of outstanding loans and leases	0.47%	0.49%	0.15%	0.18%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2026 and December 31, 2025 residential mortgage included $119 million and $104 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $100 million and $103 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at June 30, 2026.

65 Bank of America

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of June 30, 2026	2026	2025	2024	2023	2022	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$224,140	$12,374	$19,225	$13,231	$12,368	$34,806	$132,136
Greater than 90 percent but less than or equal to 100 percent	2,230	208	674	561	314	345	128
Greater than 100 percent	1,294	227	462	289	115	112	89
Fully-insured loans	8,652	—	100	159	136	225	8,032
Total Residential Mortgage	$236,316	$12,809	$20,461	$14,240	$12,933	$35,488	$140,385

Residential Mortgage
Refreshed FICO score
Less than 620	$3,055	$62	$144	$167	$166	$366	$2,150
Greater than or equal to 620 and less than 660	2,328	61	181	147	135	372	1,432
Greater than or equal to 660 and less than 740	24,755	1,116	2,314	1,598	1,451	3,908	14,368
Greater than or equal to 740	197,526	11,570	17,722	12,169	11,045	30,617	114,403
Fully-insured loans	8,652	—	100	159	136	225	8,032
Total Residential Mortgage	$236,316	$12,809	$20,461	$14,240	$12,933	$35,488	$140,385
Gross charge-offs for the six months ended June 30, 2026	$18	$—	$1	$5	$3	$3	$6

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	June 30, 2026
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$26,955	$636	$23,237	$3,082
Greater than 90 percent but less than or equal to 100 percent	90	5	81	4
Greater than 100 percent	69	7	54	8
Total Home Equity	$27,114	$648	$23,372	$3,094

Home Equity
Refreshed FICO score
Less than 620	$693	$63	$418	$212
Greater than or equal to 620 and less than 660	573	41	372	160
Greater than or equal to 660 and less than 740	4,980	153	4,046	781
Greater than or equal to 740	20,868	391	18,536	1,941
Total Home Equity	$27,114	$648	$23,372	$3,094
Gross charge-offs for the six months ended June 30, 2026	$14	$—	$10	$4
(1)Includes reverse mortgages of $430 million and home equity loans of $218 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of June 30, 2026	Revolving Loans	2026	2025	2024	2023	2022	Prior	Total Credit Card as of June 30, 2026	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,467	$6	$92	$361	$350	$319	$232	$107	$5,912	$5,527	$385
Greater than or equal to 620 and less than 660	1,199	2	156	354	270	202	142	73	5,842	5,579	263
Greater than or equal to 660 and less than 740	8,682	28	1,749	2,980	1,747	1,070	705	403	40,841	40,302	539
Greater than or equal to 740	41,123	38	7,594	14,659	9,120	4,745	2,969	1,998	53,064	52,972	92
Other internal credit metrics (2,3)	65,856	65,036	131	211	52	34	75	317	—	—	—
Total credit card and other consumer	$118,327	$65,110	$9,722	$18,565	$11,539	$6,370	$4,123	$2,898	$105,659	$104,380	$1,279
Gross charge-offs for the six months ended June 30, 2026	$193	$3	$2	$78	$36	$32	$22	$20	$2,294	$2,210	$84
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $65.0 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at June 30, 2026.

Bank of America 66

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$445,710	$26,996	$50,745	$34,596	$20,239	$23,850	$49,445	$239,839
Reservable criticized	10,922	36	340	985	898	791	2,182	5,690
Total U.S. Commercial	$456,632	$27,032	$51,085	$35,581	$21,137	$24,641	$51,627	$245,529
Gross charge-offs for the six months ended June 30, 2026	$339	$2	$12	$12	$11	$26	$52	$224

Non-U.S. Commercial
Risk ratings
Pass rated	$157,466	$13,574	$20,461	$17,100	$8,475	$7,269	$12,409	$78,178
Reservable criticized	2,428	1	192	111	410	159	151	1,404
Total Non-U.S. Commercial	$159,894	$13,575	$20,653	$17,211	$8,885	$7,428	$12,560	$79,582
Gross charge-offs for the six months ended June 30, 2026	$61	$—	$14	$—	$7	$16	$3	$21

Commercial Real Estate
Risk ratings
Pass rated	$64,713	$6,739	$11,610	$5,344	$3,632	$6,954	$19,109	$11,325
Reservable criticized	6,384	14	105	151	180	1,413	3,901	620
Total Commercial Real Estate	$71,097	$6,753	$11,715	$5,495	$3,812	$8,367	$23,010	$11,945
Gross charge-offs for the six months ended June 30, 2026	$94	$—	$—	$—	$—	$2	$92	$—

Commercial Lease Financing
Risk ratings
Pass rated	$14,797	$1,538	$3,769	$2,894	$2,376	$1,575	$2,645	$—
Reservable criticized	605	1	30	99	161	113	201	—
Total Commercial Lease Financing	$15,402	$1,539	$3,799	$2,993	$2,537	$1,688	$2,846	$—
Gross charge-offs for the six months ended June 30, 2026	$15	$—	$1	$2	$6	$4	$2	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$11,460	$1,037	$2,411	$1,815	$1,571	$1,376	$2,414	$836
Reservable criticized	604	—	60	128	168	83	158	7
Total U.S. Small Business Commercial	$12,064	$1,037	$2,471	$1,943	$1,739	$1,459	$2,572	$843
Gross charge-offs for the six months ended June 30, 2026	$21	$—	$1	$—	$4	$4	$3	$9

Total	$715,089	$49,936	$89,723	$63,223	$38,110	$43,583	$92,615	$337,899
Gross charge-offs for the six months ended June 30, 2026	$530	$2	$28	$14	$28	$52	$152	$254
(1)Excludes $3.2 billion of loans accounted for under the fair value option at June 30, 2026.
(2)Excludes U.S. Small Business Card loans of $11.6 billion. Refreshed FICO scores for this portfolio are $796 million for less than 620; $665 million for greater than or equal to 620 and less than 660; $3.7 billion for greater than or equal to 660 and less than 740; and $6.4 billion for greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $285 million.

67 Bank of America

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

Bank of America 68

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

69 Bank of America

During the six months ended June 30, 2026, commercial reservable criticized utilized exposure decreased to $22.1 billion at June 30, 2026 from $24.7 billion (to 2.89 percent from 3.37 percent of total commercial reservable utilized exposure) at December 31, 2025, primarily driven by commercial real estate.
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
Trial Offer and Permanent Modifications: Trial offer for modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. Some borrowers may enter into permanent modifications without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner, but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but most are in the range of 1 to 20 years. Principal forgiveness and payment deferrals were insignificant during the three and six months ended June 30, 2026 and 2025.
The table below provides the ending amortized cost of the Corporation’s consumer real estate loans modified during the three and six months ended June 30, 2026 and 2025.

Consumer Real Estate - Modifications to Borrowers in Financial Difficulty

	Forbearance and Other Payment Plans (1)	Permanent Modification	Total	As a % of Financing Receivables	Forbearance and Other Payment Plans (1)	Permanent Modification	Total	As a % of Financing Receivables
(Dollars in millions)	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
Residential Loans	$115	$57	$172	0.07%	$135	$94	$229	0.10%
Home Equity	—	4	4	0.01	3	7	10	0.04
Total	$115	$61	$176	0.07	$138	$101	$239	0.09

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
Residential Loans	$10	$58	$68	0.03%	$17	$98	$115	0.05%
Home Equity	—	5	5	0.02	—	12	12	0.05
Total	$10	$63	$73	0.03	$17	$110	$127	0.05
(1)Limited to those modifications that had an other-than-insignificant delay in payment, including extended residential mortgage relief provided to borrowers for their home rebuilding efforts following the 2025 California wildfires.

The table below presents the financial effect of modified consumer real estate loans.

Financial Effect of Modified Consumer Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Forbearance and Other Payment Plans
Weighted-average duration
Residential Mortgage	5 months	6 months	11 months	6 months
Home Equity	n/m	n/m	n/m	n/m
Permanent Modifications
Weighted-average Term Extension
Residential Mortgage	10.1 years	9.2 years	10.2 years	9.4 years
Home Equity	5.4 years	14.7 years	6.0 years	16.6 years
Weighted-average Interest Rate Reduction
Residential Mortgage	1.45%	1.06%	1.52%	1.19%
Home Equity	2.29%	2.27%	2.93%	2.23%
n/m = not meaningful
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, commitments to lend additional funds were not significant at June 30, 2026 and 2025.

Bank of America 70

The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. If a forbearance plan results in an other‑than‑insignificant payment delay, whether at inception or due to a subsequent extension, the loan’s payment status is based on the original contractual terms. During the three and six months ended June 30, 2026 and 2025, defaults of residential and home equity loans that had been modified within 12 months were insignificant. The table below provides aging information as of June 30, 2026 and 2025 for consumer real estate loans that were modified over the last 12 months.

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	June 30, 2026
Residential mortgage	$152	$40	$125	$317
Home equity	14	2	3	19
Total	$166	$42	$128	$336

	June 30, 2025
Residential mortgage	$109	$44	$37	$190
Home equity	23	2	1	26
Total	$132	$46	$38	$216
Consumer real estate foreclosed properties totaled $62 million and $58 million at June 30, 2026 and December 31, 2025. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at June 30, 2026 and December 31, 2025, was $388 million and $411 million. During the six months ended June 30, 2026 and 2025, the Corporation reclassified $21 million and $29 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months, most of which had a 60-month term at June 30, 2026. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The June 30, 2026 amortized cost of credit card and other consumer loans that were modified through these programs during the three and six months ended June 30, 2026 was $244 million and $447 million compared to $218 million and $405 million for same periods in 2025. These modifications represented 0.11 percent and 0.20 percent of outstanding credit card and other consumer loans for the three and six months ended June 30, 2026 compared to 0.10 percent and 0.19 percent for the same periods in 2025. During the three and six months ended June 30, 2026 and 2025, the financial effect of modifications resulted in a weighted-average interest rate reduction of 18 percentage points for all periods. During the three and six months ended June 30, 2026 the financial effect of modifications resulted in principal forgiveness of $29 million and $54 million compared to $26 million and $51 million for the same periods in 2025.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of June 30, 2026 and 2025, defaults of credit card and other consumer loans that had been modified within 12 months were not significant. At June 30, 2026, modified credit card and other consumer loans to borrowers experiencing financial difficulty over the last 12 months totaled $727 million, of which $622 million were current, $57 million were 30-89 days past due, and $48 million were greater than 90 days past due. At June 30, 2025, modified credit card and other consumer loans to borrowers experiencing financial difficulty totaled $645 million, of which $547 million were current, $53 million were 30-89 days past due, and $45 million were greater than 90 days past due.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Corporation forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The following table provides the ending amortized cost of commercial loans modified during the three and six months ended June 30, 2026 and 2025.

71 Bank of America

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables
(Dollars in millions)	Three Months Ended June 30, 2026					Six Months Ended June 30, 2026
U.S. commercial	$586	$399	$—	$985	0.22%	$1,133	$412	$—	$1,545	0.34%
Non-U.S. commercial	71	10	—	81	0.05	78	10	—	88	0.06
Commercial real estate	307	—	—	307	0.43	363	288	—	651	0.92
Total	$964	$409	$—	$1,373	0.20	$1,574	$710	$—	$2,284	0.33

	Three Months Ended June 30, 2025					Six Months Ended June 30, 2025
U.S. commercial	$397	$104	$—	$501	0.12%	$610	$134	$—	$744	0.18%
Non-U.S. commercial	—	—	—	—	—	33	9	—	42	0.03
Commercial real estate	769	439	—	1,208	1.84	1,403	551	—	1,954	2.98
Total	$1,166	$543	$—	$1,709	0.27	$2,046	$694	$—	$2,740	0.44
Term extensions granted increased the weighted-average life of the impacted loans by 1.6 years and 1.8 years for the three and six months ended June 30, 2026 compared to 10 months and 1.3 years for the same periods in 2025. The weighted-average duration of loan payments deferred under the Corporation’s commercial loan forbearance program was 11 months and 1.0 year for the three and six months ended June 30, 2026 compared to 1.2 years and 1.3 years for the same periods in 2025. The deferral period for loan payments can vary, but are mostly in the range of 8 months to 2.0 years. Modifications of loans to troubled borrowers for Commercial
Lease Financing and U.S. Small Business Commercial were not significant during the three and six months ended June 30, 2026 and 2025.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of June 30, 2026, defaults of commercial loans that had been modified within 12 months were $154 million. As of June 30, 2025, defaults of commercial loans that had been modified within the last 12 months were $234 million. The table below provides aging information as of June 30, 2026 and 2025 for commercial loans that were modified over the last 12 months.

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	June 30, 2026
U.S. Commercial	$2,156	$3	$134	$2,293
Non-U.S. Commercial	105	—	—	105
Commercial Real Estate	658	7	292	957
Total	$2,919	$10	$426	$3,355

	June 30, 2025
U.S. Commercial	$1,249	$7	$43	$1,299
Non-U.S. Commercial	69	—	—	69
Commercial Real Estate	2,756	5	645	3,406
Total	$4,074	$12	$688	$4,774
For the six months ended June 30, 2026 and 2025, the Corporation had commitments to lend $960 million and $434 million to commercial borrowers experiencing financial difficulty whose loans were modified during the period.
Loans Held-for-sale
The Corporation had LHFS of $6.5 billion and $5.2 billion at June 30, 2026 and December 31, 2025. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $20.1 billion and $20.4 billion for the six months ended June 30, 2026 and 2025. Cash used for originations and purchases of LHFS totaled $21.6 billion and $15.4 billion for the six months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, non-cash net transfers into LHFS were not significant.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and LHFS was $4.2 billion at both June 30, 2026 and December 31, 2025 and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three and six months ended June 30, 2026, the Corporation reversed $216 million and $438 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan compared to $218 million and $449 million for the same periods in 2025.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three and six months ended June 30, 2026 and 2025, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

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
The June 30, 2026 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting continued inflation, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. When compared to the consensus baseline scenario noted above, the Corporation’s weighted economic outlook remains weighted to the downside and moderately weaker than the consensus baseline as of June 30, 2026, consistent with the Corporation’s weighted economic outlook estimated as of December 31, 2025. The weighted economic outlook assumes that the U.S. average unemployment rate will be approximately five percent in the fourth quarter of 2026 and will remain near this level through the fourth quarter of 2027. It also assumes U.S. real gross domestic product will grow at 1.4 percent and 1.8 percent year-over-year in the fourth quarters of 2026 and 2027.
The allowance for credit losses decreased $116 million from December 31, 2025 to $14.3 billion at June 30, 2026. The decrease in the allowance for credit losses was driven by continued improvement in credit card and commercial real estate, partially offset by loan growth and a qualitative reserve build related to uncertainties associated with the ongoing conflicts in the Middle East. The change in the allowance for credit losses was comprised of a net decrease of $89 million in the allowance for loan and lease losses and a decrease of $27 million in the reserve for unfunded lending commitments. The decrease in the allowance for credit losses was attributed to a decrease in the credit card and other consumer portfolios of $159 million, partially offset by an increase in the commercial portfolio of $10 million and the consumer real estate portfolio of $33 million.
The provision for credit losses decreased $226 million to $1.4 billion, and $369 million to $2.7 billion for the three and six months ended June 30, 2026 compared to the same periods in 2025. The decrease for the three-month period was attributed to a decrease in consumer of $75 million due to improved asset quality in credit card and a decrease in commercial of $151 million due to improved asset quality in commercial real estate. The decrease for the six-month period was attributed to a decrease in consumer of $211 million and a decrease in commercial of $158 million. The decrease in consumer was primarily driven by improved asset quality within the credit card portfolio. The decrease in commercial was primarily due to improved asset quality in the commercial real estate portfolio, partially offset by loan growth in the commercial and industrial portfolio and a qualitative reserve build related to uncertainties associated with the ongoing conflicts in the Middle East.
Net charge-offs for the three and six months ended June 30, 2026 were $1.4 billion and $2.8 billion compared to $1.5 billion and $3.0 billion for the same periods in 2025. The decreases of $113 million and $156 million for the three and six months ended June 30, 2026 as compared to the prior-year periods were driven by asset quality improvement in commercial real estate and credit card.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

73 Bank of America

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended June 30, 2026
Allowance for loan and lease losses, April 1	$417	$7,854	$4,877	$13,148
Loans and leases charged off	(16)	(1,314)	(410)	(1,740)
Recoveries of loans and leases previously charged off	21	269	38	328
Net charge-offs	5	(1,045)	(372)	(1,412)
Provision for loan and lease losses	19	996	362	1,377
Other	—	—	1	1
Allowance for loan and lease losses, June 30	441	7,805	4,868	13,114
Reserve for unfunded lending commitments, April 1	75	—	1,086	1,161
Provision for unfunded lending commitments	(5)	—	(6)	(11)
Reserve for unfunded lending commitments, June 30	70	—	1,080	1,150
Allowance for credit losses, June 30	$511	$7,805	$5,948	$14,264

	Three Months Ended June 30, 2025
Allowance for loan and lease losses, April 1	$340	$8,212	$4,704	$13,256
Loans and leases charged off	(14)	(1,299)	(511)	(1,824)
Recoveries of loans and leases previously charged off	22	232	45	299
Net charge-offs	8	(1,067)	(466)	(1,525)
Provision for loan and lease losses	(3)	1,087	476	1,560
Other	1	—	(1)	—
Allowance for loan and lease losses, June 30	346	8,232	4,713	13,291
Reserve for unfunded lending commitments, April 1	57	—	1,053	1,110
Provision for unfunded lending commitments	1	—	31	32
Other	—	—	1	1
Reserve for unfunded lending commitments, June 30	58	—	1,085	1,143
Allowance for credit losses, June 30	$404	$8,232	$5,798	$14,434

(Dollars in millions)	Six Months Ended June 30, 2026
Allowance for loan and lease losses, January 1	$416	$7,964	$4,823	$13,203
Loans and leases charged off	(32)	(2,630)	(815)	(3,477)
Recoveries of loans and leases previously charged off	39	524	93	656
Net charge-offs	7	(2,106)	(722)	(2,821)
Provision for loan and lease losses	19	1,946	765	2,730
Other	(1)	1	2	2
Allowance for loan and lease losses, June 30	441	7,805	4,868	13,114
Reserve for unfunded lending commitments, January 1	62	—	1,115	1,177
Provision for unfunded lending commitments	8	—	(35)	(27)
Reserve for unfunded lending commitments, June 30	70	—	1,080	1,150
Allowance for credit losses, June 30	$511	$7,805	$5,948	$14,264

	Six Months Ended June 30, 2025
Allowance for loan and lease losses, January 1	$293	$8,277	$4,670	$13,240
Loans and leases charged off	(20)	(2,648)	(889)	(3,557)
Recoveries of loans and leases previously charged off	40	450	90	580
Net charge-offs	20	(2,198)	(799)	(2,977)
Provision for loan and lease losses	29	2,154	843	3,026
Other	4	(1)	(1)	2
Allowance for loan and lease losses, June 30	346	8,232	4,713	13,291
Reserve for unfunded lending commitments, January 1	57	—	1,039	1,096
Provision for unfunded lending commitments	1	—	45	46
Other	—	—	1	1
Reserve for unfunded lending commitments, June 30	58	—	1,085	1,143
Allowance for credit losses, June 30	$404	$8,232	$5,798	$14,434
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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at June 30, 2026 and December 31, 2025 in situations where the Corporation has a loan or security interest and involvement with transferred assets or if the Corporation otherwise has an additional interest in the VIE. The tables also present the Corporation’s maximum loss exposure at June 30, 2026 and December 31, 2025 resulting from its involvement with consolidated VIEs and unconsolidated

Bank of America 74

VIEs. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and six months ended June 30, 2026 or the year ended December 31, 2025 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $1.2 billion and $1.1 billion at June 30, 2026 and December 31, 2025.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2026 and 2025.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Proceeds from loan sales (1)	$1,900	$1,439	$3,706	$2,534	$2,966	$1,069	$5,643	$6,559
Gains (losses) on securitizations (2)	(2)	(1)	(3)	(3)	9	7	12	53
Repurchases from securitization trusts (3)	14	8	33	29	—	—	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $16 million and $29 million, net of hedges, during the three and six months ended June 30, 2026 compared to $8 million and $14 million for the same periods in 2025, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $76.3 billion and $81.8 billion at June 30, 2026 and 2025. Servicing fee and ancillary fee income on serviced loans was $49 million and $99 million during the three and six months ended June 30, 2026 compared to $55 million and $110 million for the same periods in 2025. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $811 million and $894 million at June 30, 2026 and December 31, 2025. For more information on MSRs, see Note 14 – Fair Value Measurements.

75 Bank of America

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
Mortgage and Home Equity Securitizations
The table below summarizes select information related to mortgage and home equity securitization trusts in which the Corporation held a variable interest and had continuing involvement at June 30, 2026 and December 31, 2025.

Mortgage and Home Equity Securitizations

	Residential Mortgage
			Non-agency
	Agency		Prime and Alt-A		Subprime		Home Equity (1)		Commercial Mortgage
(Dollars in millions)	June 30 2026	December 31 2025	June 30 2026	December 31 2025	June 30 2026	December 31 2025	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Unconsolidated VIEs
Maximum loss exposure (2)	$6,560	$6,869	$12	$11	$346	$495	$—	$—	$1,842	$1,770
On-balance sheet assets
Senior securities:
Trading account assets	$242	$218	$10	$9	$27	$6	$—	$—	$678	$535
Debt securities carried at fair value	1,913	2,050	—	—	198	407	—	—	—	—
Held-to-maturity securities	4,405	4,601	—	—	—	—	—	—	1,002	1,075
All other assets	—	—	2	2	28	17	—	—	21	24
Total retained positions	$6,560	$6,869	$12	$11	$253	$430	$—	$—	$1,701	$1,634
Principal balance outstanding (3)	$63,495	$65,290	$10,666	$11,242	$3,686	$3,775	$139	$154	$94,510	$91,802

Consolidated VIEs
Maximum loss exposure (2)	$737	$939	$—	$—	$—	$30	$8	$8	$—	$—
On-balance sheet assets
Trading account assets	$737	$939	$—	$—	$—	$245	$—	$—	$—	$—
Loans and leases	—	—	—	—	—	—	13	15	—	—
Allowance for loan and lease losses	—	—	—	—	—	—	5	5	—	—
All other assets	—	—	—	—	—	—	—	1	—	—
Total assets	$737	$939	$—	$—	$—	$245	$18	$21	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$215	$10	$13	$—	$—
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
Other Asset-backed Securitizations
The following paragraphs summarize select information related to other asset-backed VIEs in which the Corporation had a variable interest at June 30, 2026 and December 31, 2025.
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
At both June 30, 2026 and December 31, 2025, the carrying values of the receivables in the trusts totaled $17.1 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $7.3 billion and $6.4 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $10.2 billion and $22.4 billion of securities during the three and six months ended June 30, 2026 compared to $7.2 billion and $18.5 billion for the same periods in 2025. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three and six months ended June 30, 2026, resecuritization proceeds included securities with an initial fair value of $325 million and $1.2 billion, compared to $771 million and $2.8 billion for the same periods in 2025, of which substantially all of the securities were classified as trading account assets for both periods. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.

Bank of America 76

During the three and six months ended June 30, 2026, the Corporation’s deconsolidated resecuritization trusts were not significant. During the three and six months ended June 30, 2025, the Corporation deconsolidated resecuritization trusts with total assets of $368 million and $495 million.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $2.6 billion and $1.7 billion at June 30, 2026 and December 31, 2025, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.1 billion and $3.0 billion at June 30, 2026 and December 31, 2025. The weighted-average remaining life of bonds held in the trusts at June 30, 2026 was 9.1 years. There were no significant write-downs or downgrades of assets or issuers during the six months ended June 30, 2026 and 2025.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $55 million and $60 million at June 30, 2026 and December 31, 2025.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At June 30, 2026 and December 31, 2025, the Corporation’s consolidated investment VIEs had total assets of $64 million and $58 million. The Corporation also held investments in unconsolidated VIEs with total assets of $33.8 billion and $30.0 billion at June 30, 2026 and December 31, 2025. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $3.7 billion and $2.8 billion at June 30, 2026 and December 31, 2025 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $828 million and $850 million at June 30, 2026 and December 31, 2025. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
The following table summarizes the maximum loss exposure and assets held by the Corporation that related to other asset-backed VIEs at June 30, 2026 and December 31, 2025.

77 Bank of America

Other Asset-backed VIEs

	Credit Card and Automobile (1)		Resecuritization Trusts and Customer VIEs		Municipal Bond Trusts and CDOs		Investment VIEs and Leveraged Lease Trusts
(Dollars in millions)	June 30 2026	December 31 2025	June 30 2026	December 31 2025	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Unconsolidated VIEs
Maximum loss exposure	$—	$—	$6,158	$5,183	$3,138	$3,107	$4,773	$3,955
On-balance sheet assets
Securities (2):
Trading account assets	$—	$—	$1,429	$1,223	$2	$12	$157	$152
Debt securities carried at fair value	—	—	690	745	—	—	819	—
Held-to-maturity securities	—	—	1,638	1,747	—	—	—	—
Loans and leases	—	—	—	—	—	—	1,214	1,257
Allowance for loan and lease losses	—	—	—	—	—	—	(1)	(2)
All other assets	—	—	2,401	1,468	6	5	2,033	2,022
Total retained positions	$—	$—	$6,158	$5,183	$8	$17	$4,222	$3,429
Total on-balance sheet liabilities	$—	$—	$—	$—	$—	$—	$392	$409
Total assets of VIEs	$—	$—	$31,268	$31,798	$7,794	$8,065	$33,771	$30,016

Consolidated VIEs
Maximum loss exposure	$9,153	$9,995	$211	$196	$7,130	$5,975	$823	$844
On-balance sheet assets
Trading account assets	$—	$—	$394	$394	$6,513	$5,506	$59	$55
Debt securities carried at fair value	—	—	—	—	617	469	—	—
Loans and leases	17,127	17,066	—	—	—	—	765	794
Allowance for loan and lease losses	(862)	(875)	—	—	—	—	(1)	(1)
All other assets	226	197	41	40	—	—	5	2
Total assets	$16,491	$16,388	$435	$434	$7,130	$5,975	$828	$850
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$6,964	$5,779	$—	$—
Long-term debt	7,319	6,375	222	238	—	—	4	6
All other liabilities	19	18	—	—	—	—	1	—
Total liabilities	$7,338	$6,393	$222	$238	$6,964	$5,779	$5	$6
(1)At June 30, 2026 and December 31, 2025 loans and leases in the consolidated credit card trust included $4.2 billion and $5.4 billion of seller’s interest.
(2)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).
Tax-related VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax-related VIEs were $85.0 billion and $86.5 billion as of June 30, 2026 and December 31, 2025. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments.
At June 30, 2026 and December 31, 2025, the Corporation had tax-related equity investments totaling $24.3 billion and $25.4 billion, which were comprised of $23.1 billion and $24.4 billion as of the same periods under programs for which the Corporation elected the proportional amortization method, as well as $1.1 billion and $1.0 billion accounted for under the equity method or fair value option. These investments are further described below.
The Corporation has investments in affordable housing, renewable energy and certain other projects that had a carrying value of $23.1 billion and $24.4 billion at June 30, 2026 and December 31, 2025, which included unfunded capital contributions of $7.4 billion and $8.1 billion that are probable to be paid.
For the investments that qualify, the Corporation has elected to account for its equity investments in affordable housing, renewable wind energy and certain other projects under the proportional amortization method. The investments that do not qualify are accounted for under the equity method. During the three and six months ended June 30, 2026, the Corporation recognized income tax credits and other tax benefits related to these investments of $1.1 billion and $2.1 billion compared to $1.2 billion and $2.3 billion for the same periods in 2025. For investments accounted for under the proportional amortization method, the Corporation recognized investment amortization of $764 million and $1.5 billion in income tax expense during the three and six months ended June 30, 2026 compared to $839 million and $1.7 billion for the same periods in 2025, and additional gains, losses and other returns totaling $39 million and $73 million in other income compared to $41 million and $61 million for the same periods in 2025. The Corporation also has equity investments in solar renewable energy projects that are accounted for under either the equity method or at fair value when the Corporation has elected to account for the investment at fair value. These investments totaled $1.1 billion and $1.0 billion at June 30, 2026 and December 31, 2025. The Corporation’s unfunded commitments that are not included in the carrying value of its tax-related equity investment VIEs totaled $3.6 billion and $2.6 billion at June 30, 2026 and December 31, 2025, which are contingent on various conditions precedent to funding over the next 10 years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. For investments accounted for under the proportional amortization method, there were no significant modifications or events that resulted in a change in the nature of those investments or in the relationship with the underlying project. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities.

Bank of America 78

The table below summarizes select information related to unconsolidated tax-related VIEs in which the Corporation held a variable interest at June 30, 2026 and December 31, 2025.

Unconsolidated Tax-related VIEs

(Dollars in millions)	June 30 2026	December 31 2025
Maximum loss exposure	$24,250	$25,435
On-balance sheet assets
All other assets	24,250	25,435
Total	$24,250	$25,435
On-balance sheet liabilities
All other liabilities	7,378	7,008
Total	$7,378	$7,008
Total assets of VIEs	$84,987	$86,476
NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at June 30, 2026 and December 31, 2025. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. The Corporation completed its annual goodwill impairment test as of June 30, 2026 using a qualitative assessment and determined that it was not more likely than not that the fair value of any reporting unit was less than its carrying value. Accordingly, no reporting unit was considered at risk of impairment, and no further testing was required. For more information regarding the nature of and accounting for the Corporation’s annual goodwill impairment testing, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Goodwill

(Dollars in millions)	June 30 2026	December 31 2025
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total goodwill	$69,021	$69,021
Intangible Assets
At both June 30, 2026 and December 31, 2025, the net carrying value of intangible assets was $1.8 billion. At both June 30, 2026 and December 31, 2025, intangible assets included $1.5 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $18 million and $20 million for the three months ended June 30, 2026 and 2025 and $38 million and $39 million for the six months ended June 30, 2026 and 2025.
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
The table below presents the net investment in sales-type and direct financing leases at June 30, 2026 and December 31, 2025.

Net Investment (1)

(Dollars in millions)	June 30 2026	December 31 2025
Lease receivables	$18,545	$19,198
Unguaranteed residuals	3,422	3,520
Total net investment in sales-type and direct financing leases	$21,967	$22,718
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $9.4 billion at both June 30, 2026 and December 31, 2025.
The table below presents lease income for the three and six months ended June 30, 2026 and 2025.

Lease Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025
Sales-type and direct financing leases	$299	$311	$618	$613
Operating leases	256	216	532	469
Total lease income	$555	$527	$1,150	$1,082
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at June 30, 2026 and December 31, 2025.

Lessee Arrangements

(Dollars in millions)	June 30 2026	December 31 2025
Right-of-use assets	$11,202	$8,395
Lease liabilities	11,926	9,086

At June 30, 2026 and December 31, 2025, right-of-use assets included $3.1 billion and $393 million, and lease liabilities included $3.2 billion and $440 million for a lease to a related party, which was extended in the first quarter of 2026 to 2049, for the Corporation’s principal office in New York, NY. The Corporation owns a 49.99 percent equity interest in the property, with the remaining 50.01 percent owned by a third party.

79 Bank of America

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
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance
Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at June 30, 2026 and December 31, 2025. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	June 30, 2026
Securities borrowed or purchased under agreements to resell (3)	$1,010,982	$(598,567)	$412,415	$(373,523)	$38,892
Securities loaned or sold under agreements to repurchase	$930,785	$(598,567)	$332,218	$(324,412)	$7,806
Other (4)	2,422	—	2,422	(2,422)	—
Total	$933,207	$(598,567)	$334,640	$(326,834)	$7,806

	December 31, 2025
Securities borrowed or purchased under agreements to resell (3)	$935,784	$(619,206)	$316,578	$(285,569)	$31,009
Securities loaned or sold under agreements to repurchase	$963,924	$(619,208)	$344,716	$(332,592)	$12,124
Other (4)	5,290	—	5,290	(5,290)	—
Total	$969,214	$(619,208)	$350,006	$(337,882)	$12,124
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
(3)Excludes repurchase activity of $19.9 billion and $19.6 billion reported in loans and leases on the Consolidated Balance Sheet for June 30, 2026 and December 31, 2025.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	June 30, 2026
Securities sold under agreements to repurchase	$357,511	$271,654	$81,556	$63,619	$774,340
Securities loaned	143,547	—	1,522	11,376	156,445
Other	2,422	—	—	—	2,422
Total	$503,480	$271,654	$83,078	$74,995	$933,207

	December 31, 2025
Securities sold under agreements to repurchase	$349,168	$314,290	$96,642	$74,081	$834,181
Securities loaned	118,550	5	1,019	10,169	129,743
Other	5,290	—	—	—	5,290
Total	$473,008	$314,295	$97,661	$84,250	$969,214
(1)No agreements have maturities greater than four years.

Bank of America 80

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	June 30, 2026
U.S. government and agency securities	$371,924	$485	$91	$372,500
Corporate securities, trading loans and other	39,326	765	5	40,096
Equity securities	30,302	155,188	2,326	187,816
Non-U.S. sovereign debt	320,845	7	—	320,852
Mortgage trading loans and ABS	11,943	—	—	11,943
Total	$774,340	$156,445	$2,422	$933,207

	December 31, 2025
U.S. government and agency securities	$453,619	$778	$188	$454,585
Corporate securities, trading loans and other	28,321	764	1	29,086
Equity securities	25,503	128,190	5,101	158,794
Non-U.S. sovereign debt	318,194	11	—	318,205
Mortgage trading loans and ABS	8,544	—	—	8,544
Total	$834,181	$129,743	$5,290	$969,214
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At June 30, 2026 and December 31, 2025, the fair value of this collateral was $1.4 trillion and $1.1 trillion, of which $1.3 trillion and $1.0 trillion were sold or repledged as of the end of the periods. The primary source of this collateral is securities borrowed or purchased under agreements to resell. For more information on collateral, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
Restricted Cash
At June 30, 2026 and December 31, 2025, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $7.4 billion and $6.5 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.5 billion and $10.6 billion at June 30, 2026 and December 31, 2025. The carrying value of the Corporation’s credit extension commitments at both June 30, 2026 and December 31, 2025, excluding commitments accounted for under the fair value option, was $1.2 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $3.3 billion and $2.4 billion at June 30, 2026 and December 31, 2025 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $108 million and $67 million at June 30, 2026 and December 31, 2025, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

81 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	June 30, 2026
Notional amount of credit extension commitments
Loan commitments (1)	$150,605	$207,317	$263,825	$22,139	$643,886
Home equity lines of credit	4,427	8,561	5,956	23,356	42,300
Standby letters of credit and financial guarantees (2)	23,608	10,962	5,477	495	40,542
Letters of credit	730	66	15	28	839
Other commitments (3)	13	47	97	997	1,154
Legally binding commitments	179,383	226,953	275,370	47,015	728,721
Credit card lines (4)	489,427	—	—	—	489,427
Total credit extension commitments	$668,810	$226,953	$275,370	$47,015	$1,218,148

	December 31, 2025
Notional amount of credit extension commitments
Loan commitments (1)	$139,725	$224,524	$244,340	$24,587	$633,176
Home equity lines of credit	4,247	9,808	7,240	21,787	43,082
Standby letters of credit and financial guarantees (2)	24,086	9,626	4,018	386	38,116
Letters of credit	639	46	19	44	748
Other commitments (3)	15	57	54	1,002	1,128
Legally binding commitments	168,712	244,061	255,671	47,806	716,250
Credit card lines (4)	476,926	—	—	—	476,926
Total credit extension commitments	$645,638	$244,061	$255,671	$47,806	$1,193,176
(1)     At June 30, 2026 and December 31, 2025, $3.5 billion and $3.4 billion of these loan commitments were held in the form of a security.
(2)     The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $29.5 billion and $10.1 billion at June 30, 2026, and $26.8 billion and $10.4 billion at December 31, 2025. Amounts in the table include consumer SBLCs of $962 million and $987 million at June 30, 2026 and December 31, 2025.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At June 30, 2026 and December 31, 2025, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $859 million and $700 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans, net of amounts sold, of $538 million and $558 million, which upon settlement will be included in trading account assets.
At June 30, 2026 and December 31, 2025, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $220.3 billion and $149.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $151.9 billion and $108.9 billion. A significant portion of these commitments will expire within the next 12 months.
At June 30, 2026 and December 31, 2025, the Corporation had a commitment to originate or purchase up to $3.8 billion and $4.0 billion, on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2030 and can be terminated with 12 months prior notice.

At June 30, 2026 and December 31, 2025, the Corporation had debt and equity security commitments totaling $1.8 billion and $884 million.
As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. At both June 30, 2026 and December 31, 2025, the Corporation had paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At both June 30, 2026 and December 31, 2025, these guarantees, which are accounted for as derivatives, had a notional amount of $2.4 billion and an insignificant fair value. At June 30, 2026 and December 31, 2025, the Corporation’s maximum exposure related to these guarantees totaled $376 million and $377 million, with an estimated maturity in 2034.

Bank of America 82

Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $184 billion, is an estimate of the Corporation’s maximum potential exposure as of June 30, 2026. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses, and the losses incurred related to the merchant processing activity were not significant.
Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $185 million and $184 million at June 30, 2026 and December 31, 2025 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. At June 30, 2026, the estimated range of possible loss in excess of the accrued representations and warranties reserve was not significant. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity.

Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $240.2 billion and $339.1 billion at June 30, 2026 and December 31, 2025.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below and in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $180 million and $376 million was recognized during the three and six months ended June 30, 2026 compared to $82 million and $238 million for the same periods in 2025.
For any matter disclosed in this Note and in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and reasonably estimable (whether in excess of an accrued liability or where there is no accrued liability), the Corporation’s estimated range of possible loss is $0 to $0.25 billion in excess of the accrued liability, if any, as of June 30, 2026.
The accrued liability and estimated range of possible loss are based upon currently available information and subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible loss are unpredictable

83 Bank of America

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
Bank Secrecy Act/Anti-Money Laundering and Economic Sanctions Compliance
BANA agreed to a Consent Order announced by the Office of the Comptroller of the Currency (OCC) on December 23, 2024, and the Corporation continues to respond to requests for information from other regulators, relating to certain aspects of its BSA/AML and Economic Sanctions Compliance Programs (Programs). Since late 2023, the Corporation has been working with regulators to make changes to its Programs and has already completed significant steps to satisfy requirements of the Consent Order; however, resolution of the OCC Consent Order and/or other regulatory inquiries may include the payment of monetary penalties and other remedial actions.
Deposit Insurance Assessment
On March 31, 2026, the U.S. District Court for the District of Columbia ruled that BANA did not owe additional interest to the Federal Deposit Insurance Corporation (FDIC). Because no appeal was filed by June 15, 2026, the lawsuit was concluded as of that date. The remaining security pledged by BANA with respect to the disputed amount of interest has been released.

NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
July 23, 2026	September 4, 2026	September 25, 2026	$0.32
April 23, 2026	June 5, 2026	June 26, 2026	0.28
February 3, 2026	March 6, 2026	March 27, 2026	0.28
(1) In 2026, and through July 31, 2026.
During the three and six months ended June 30, 2026, the Corporation repurchased and retired approximately 112 million and 252 million shares of common stock, which reduced shareholders’ equity by $6.0 billion and $13.2 billion, including excise taxes.
During the six months ended June 30, 2026, in connection with employee stock plans, the Corporation issued 93 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 35 million shares of common stock. At June 30, 2026, the Corporation had reserved 532 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On July 23, 2026, the Board of Directors declared a quarterly common stock dividend of $0.32 per share.
Preferred Stock
During the three months ended June 30, 2026 and March 31, 2026, the Corporation declared $326 million and $425 million of cash dividends on preferred stock, or a total of $751 million for the six months ended June 30, 2026. During the first quarter of 2026, the Corporation fully redeemed Series DD for $1.0 billion.
For more information on the Corporation’s preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Bank of America 84

NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the six months ended June 30, 2026 and 2025.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2024	$(2,252)	$(1,694)	$(5,588)	$(4,617)	$(1,134)	$(15,285)
Net change	51	144	2,509	53	24	2,781
Balance, June 30, 2025	$(2,201)	$(1,550)	$(3,079)	$(4,564)	$(1,110)	$(12,504)

Balance, December 31, 2025	$(1,096)	$(2,023)	$(1,998)	$(4,298)	$(1,111)	$(10,526)
Net change	(477)	259	(1,378)	71	18	(1,507)
Balance, June 30, 2026	$(1,573)	$(1,764)	$(3,376)	$(4,227)	$(1,093)	$(12,033)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the six months ended June 30, 2026 and 2025.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Six Months Ended June 30
(Dollars in millions)	2026			2025
Debt securities:
Net increase (decrease) in fair value	$(607)	$144	$(463)	$36	$—	$36
Net realized (gains) losses reclassified into earnings (1)	(19)	5	(14)	20	(5)	15
Net change	(626)	149	(477)	56	(5)	51
Debit valuation adjustments:
Net increase (decrease) in fair value	343	(84)	259	190	(47)	143
Net realized (gains) losses reclassified into earnings (1)	—	—	—	1	—	1
Net change	343	(84)	259	191	(47)	144
Derivatives:
Net increase (decrease) in fair value	(2,537)	608	(1,929)	2,581	(645)	1,936
Reclassifications into earnings:
Net interest income	734	(176)	558	777	(195)	582
Compensation and benefits expense	(9)	2	(7)	(12)	3	(9)
Net realized (gains) losses reclassified into earnings	725	(174)	551	765	(192)	573
Net change	(1,812)	434	(1,378)	3,346	(837)	2,509
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	95	(24)	71	69	(16)	53
Net change	95	(24)	71	69	(16)	53
Foreign currency:
Net increase (decrease) in fair value	141	(120)	21	(670)	694	24
Net realized (gains) losses reclassified into earnings (1)	(2)	(1)	(3)	—	—	—
Net change	139	(121)	18	(670)	694	24
Total other comprehensive income (loss)	$(1,861)	$354	$(1,507)	$2,992	$(211)	$2,781
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

85 Bank of America

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and six months ended June 30, 2026 and 2025 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2026	2025	2026	2025
Earnings per common share
Net income	$9,074	$7,170	$17,658	$14,530
Preferred stock dividends and other	(326)	(291)	(755)	(697)
Net income applicable to common shareholders	$8,748	$6,879	$16,903	$13,833
Average common shares issued and outstanding	7,151.2	7,581.2	7,203.5	7,629.5
Earnings per common share	$1.22	$0.91	$2.35	$1.81

Diluted earnings per common share
Net income applicable to common shareholders	$8,748	$6,879	$16,903	$13,833
Add preferred stock dividends due to assumed conversions	56	—	112	—
Net income allocated to common shareholders	$8,804	$6,879	$17,015	$13,833
Average common shares issued and outstanding	7,151.2	7,581.2	7,203.5	7,629.5
Dilutive potential common shares	143.0	70.4	152.7	81.7
Total average diluted common shares issued and outstanding	7,294.2	7,651.6	7,356.2	7,711.2
Diluted earnings per common share	$1.21	$0.90	$2.31	$1.79
Diluted EPS is calculated by adjusting net income applicable to common shareholders and average common shares issued and outstanding for the potential impact, if dilutive, of any instruments that are exercisable or convertible into common shares. As the Corporation’s Series L convertible preferred stock (Series L) was dilutive to EPS for the three and six months ended June 30, 2026, total average dilutive common shares issued and outstanding included 62 million common shares, as the Series L was assumed to have been converted into common shares as of the beginning of the period. In addition, Series L preferred dividends of $56 million and $112 million for the three and six months ended June 30, 2026 were included in net income allocated to common shareholders, as they would not have been paid if the Series L was converted. For the three and six months ended June 30, 2025, the Corporation’s Series L was antidilutive, and therefore, there was no assumed conversion of any shares.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the six months ended June 30, 2026, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

Bank of America 86

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at June 30, 2026 and December 31, 2025, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	June 30, 2026
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,230	$—	$—	$—	$1,230
Federal funds sold and securities borrowed or purchased under agreements to resell	—	651,425	—	(434,219)	217,206
Trading account assets:
U.S. Treasury and government agencies	55,963	2,188	—	—	58,151
Corporate securities, trading loans and other	—	59,109	2,341	—	61,450
Equity securities	101,391	18,965	317	—	120,673
Non-U.S. sovereign debt	17,299	45,549	236	—	63,084
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	45,647	7	—	45,654
Mortgage trading loans, ABS and other MBS	—	8,528	1,208	—	9,736
Total trading account assets (2)	174,653	179,986	4,109	—	358,748
Derivative assets	22,226	323,161	4,631	(304,682)	45,336
AFS debt securities:
U.S. Treasury and government agencies	193,653	750	—	—	194,403
Mortgage-backed securities:
Agency	—	40,841	—	—	40,841
Agency-collateralized mortgage obligations	—	17,148	—	—	17,148
Non-agency residential	—	48	4	—	52
Commercial	—	44,018	39	—	44,057
Non-U.S. securities	3,767	33,885	15	—	37,667
Other taxable securities	—	7,347	—	—	7,347
Tax-exempt securities	—	7,025	—	—	7,025
Total AFS debt securities	197,420	151,062	58	—	348,540
Other debt securities carried at fair value:
U.S. Treasury and government agencies	3,753	—	—	—	3,753
Agency MBS	—	5	—	—	5
Non-agency residential MBS	—	117	43	—	160
Non-U.S. and other securities	1,393	9,568	—	—	10,961
Total other debt securities carried at fair value	5,146	9,690	43	—	14,879
Loans and leases	—	3,293	66	—	3,359
Loans held-for-sale	—	3,805	37	—	3,842
Other assets (3)	1,640	3,604	2,067	—	7,311
Total assets (4)	$402,315	$1,326,026	$11,011	$(738,901)	$1,000,451
Liabilities
Interest-bearing deposits in U.S. offices	$—	$1,828	$—	$—	$1,828
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	657,917	—	(434,219)	223,698
Trading account liabilities:
U.S. Treasury and government agencies	17,780	399	—	—	18,179
Equity securities	64,041	369	19	—	64,429
Non-U.S. sovereign debt	15,301	11,135	—	—	26,436
Corporate securities and other	—	14,006	106	—	14,112
Mortgage trading loans and ABS	—	6	—	—	6
Total trading account liabilities	97,122	25,915	125	—	123,162
Derivative liabilities	23,559	326,207	6,392	(313,581)	42,577
Short-term borrowings	—	11,428	3	—	11,431
Accrued expenses and other liabilities	1,781	2,974	75	—	4,830
Long-term debt	—	84,205	592	—	84,797
Total liabilities (4)	$122,462	$1,110,474	$7,187	$(747,800)	$492,323
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $11.4 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $1.1 billion that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs, which are classified as Level 3 assets, of $970 million.
(4)Total recurring Level 3 assets were 0.31 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.22 percent of total consolidated liabilities.

87 Bank of America

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

Bank of America 88

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2026 and 2025, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance April 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended June 30, 2026
Trading account assets:
Corporate securities, trading loans and other	$2,069	$38	$—	$904	$(475)	$4	$(344)	$223	$(78)	$2,341	$14
Equity securities	286	12	—	45	(6)	—	(17)	2	(5)	317	(5)
Non-U.S. sovereign debt	246	10	—	1	(4)	—	(17)	—	—	236	10
Mortgage trading loans, MBS and ABS	1,018	5	—	106	(84)	—	(9)	246	(67)	1,215	7
Total trading account assets	3,619	65	—	1,056	(569)	4	(387)	471	(150)	4,109	26
Net derivative assets (liabilities) (4)	(584)	(1,885)	—	691	(839)	—	433	118	305	(1,761)	(1,395)
AFS debt securities:
Non-agency residential MBS	—	—	—	—	—	—	—	4	—	4	—
Commercial MBS	41	—	—	—	—	—	(2)	—	—	39	—
Non-U.S. and other taxable securities	46	1	—	6	—	—	(10)	—	(28)	15	—
Total AFS debt securities	87	1	—	6	—	—	(12)	4	(28)	58	—
Other debt securities carried at fair value – Non-agency residential MBS	—	1	—	—	—	—	—	42	—	43	(2)
Loans and leases (5)	70	1	—	—	—	—	(2)	—	(3)	66	1
Loans held-for-sale (5)	54	(2)	—	—	—	—	(15)	—	—	37	(3)
Other assets (6,7)	2,064	(3)	(4)	84	—	46	(120)	—	—	2,067	(18)
Trading account liabilities – Equity securities	(18)	(5)	—	4	—	—	—	—	—	(19)	(5)
Trading account liabilities – Corporate securities and other	(92)	2	—	(13)	3	(1)	3	(11)	3	(106)	2
Short-term borrowings (5)	(10)	7	—	—	—	—	—	—	—	(3)	1
Accrued expenses and other liabilities (5)	(52)	(60)	—	—	—	—	37	—	—	(75)	(60)
Long-term debt (5)	(571)	(21)	(8)	—	—	(13)	21	—	—	(592)	(21)

Three Months Ended June 30, 2025
Trading account assets:
Corporate securities, trading loans and other	$1,913	$67	$1	$503	$(325)	$15	$(232)	$273	$(63)	$2,152	$29
Equity securities	335	39	—	29	(15)	—	—	62	(48)	402	39
Non-U.S. sovereign debt	242	17	8	9	—	—	(10)	—	(13)	253	16
Mortgage trading loans, MBS and ABS	987	(22)	—	50	(76)	—	(75)	112	(60)	916	(16)
Total trading account assets	3,477	101	9	591	(416)	15	(317)	447	(184)	3,723	68
Net derivative assets (liabilities) (4)	(1,530)	134	—	506	(547)	—	67	(18)	201	(1,187)	64
AFS debt securities:
Non-agency residential MBS	7	1	—	—	—	—	—	—	(5)	3	1
Commercial MBS	464	—	1	12	—	—	(5)	—	—	472	—
Non-U.S. and other taxable securities	539	—	(2)	—	(1)	—	—	—	(142)	394	—
Total AFS debt securities	1,010	1	(1)	12	(1)	—	(5)	—	(147)	869	1
Other debt securities carried at fair value – Non-agency residential MBS	51	11	—	—	—	—	(1)	—	(18)	43	11
Loans and leases (5)	125	—	—	—	—	—	(25)	—	—	100	—
Loans held-for-sale (5)	123	14	1	—	—	—	(41)	—	—	97	8
Other assets (6,7)	1,959	(43)	21	59	—	36	(90)	—	—	1,942	32
Trading account liabilities – Equity securities	(5)	(2)	—	—	—	—	—	—	—	(7)	(2)
Trading account liabilities – Corporate securities and other	(148)	51	—	8	(11)	—	11	(1)	—	(90)	39
Accrued expenses and other liabilities (5)	(94)	(55)	—	144	—	—	(1)	—	—	(6)	(55)
Long-term debt (5)	(443)	(33)	2	—	—	—	3	—	—	(471)	(33)
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $(12) million and $33 million related to financial instruments still held at June 30, 2026 and 2025.
(4)Net derivative assets (liabilities) include derivative assets of $4.6 billion and $4.2 billion and derivative liabilities of $6.4 billion and $5.4 billion at June 30, 2026 and 2025.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

89 Bank of America

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Six Months Ended June 30, 2026
Trading account assets:
Corporate securities, trading loans and other	$1,922	$153	$4	$1,513	$(888)	$33	$(586)	$490	$(300)	$2,341	$97
Equity securities	322	—	—	77	(46)	—	(17)	14	(33)	317	(16)
Non-U.S. sovereign debt	240	7	7	8	(7)	—	(32)	13	—	236	6
Mortgage trading loans, ABS and other MBS	935	(18)	—	296	(191)	—	(66)	362	(103)	1,215	(30)
Total trading account assets	3,419	142	11	1,894	(1,132)	33	(701)	879	(436)	4,109	57
Net derivative assets (liabilities) (4)	(1,313)	(808)	—	1,039	(1,312)	—	569	(402)	466	(1,761)	(562)
AFS debt securities:
Non-agency residential MBS	9	—	—	—	—	—	—	4	(9)	4	—
Commercial MBS	22	—	—	18	—	—	(3)	2	—	39	—
Non-U.S. and other taxable securities	322	1	—	11	—	—	(13)	—	(306)	15	—
Total AFS debt securities	353	1	—	29	—	—	(16)	6	(315)	58	—
Other debt securities carried at fair value – Non-agency residential MBS	125	1	—	—	—	—	—	42	(125)	43	(2)
Loans and leases (5)	76	1	—	—	—	—	(8)	—	(3)	66	—
Loans held-for-sale (5)	55	(1)	1	—	—	—	(20)	2	—	37	(4)
Other assets (6,7)	2,118	(33)	(4)	99	—	108	(221)	—	—	2,067	(49)
Trading account liabilities – Equity securities	(14)	(5)	—	8	(3)	—	—	(5)	—	(19)	(4)
Trading account liabilities – Corporate securities and other	(119)	(2)	—	(14)	3	(2)	33	(12)	7	(106)	(5)
Short-term borrowings (5)	(40)	40	—	—	—	(5)	2	—	—	(3)	(16)
Accrued expenses and other liabilities (5)	(28)	(113)	—	—	—	—	62	—	4	(75)	(113)
Long-term debt (5)	(481)	(87)	8	—	—	(58)	26	—	—	(592)	(87)

Six Months Ended June 30, 2025
Trading account assets:
Corporate securities, trading loans and other	$1,814	$189	$2	$1,017	$(671)	$23	$(536)	$476	$(162)	$2,152	$(98)
Equity securities	374	48	—	85	(28)	—	(105)	107	(79)	402	39
Non-U.S. sovereign debt	344	66	23	25	—	—	(181)	—	(24)	253	51
Mortgage trading loans, ABS and other MBS	978	(19)	—	137	(172)	—	(92)	205	(121)	916	2
Total trading account assets	3,510	284	25	1,264	(871)	23	(914)	788	(386)	3,723	(6)
Net derivative assets (liabilities) (4)	(1,961)	984	—	752	(924)	—	24	(272)	210	(1,187)	785
AFS debt securities:
Non-agency residential MBS	247	1	—	—	—	—	—	—	(245)	3	1
Commercial MBS	328	(2)	4	237	—	—	(95)	—	—	472	(2)
Non-U.S. and other taxable securities	36	—	(3)	506	(1)	—	(2)	—	(142)	394	—
Total AFS debt securities	611	(1)	1	743	(1)	—	(97)	—	(387)	869	(1)
Other debt securities carried at fair value – Non-agency residential MBS	149	13	—	—	—	—	(2)	—	(117)	43	13
Loans and leases (5,6)	82	1	—	—	—	—	(27)	44	—	100	1
Loans held-for-sale (5,6)	132	27	3	—	(14)	—	(51)	—	—	97	(8)
Other assets (6,7)	1,969	(61)	29	91	—	73	(159)	—	—	1,942	(2)
Trading account liabilities – Equity securities	(10)	1	—	3	—	—	—	(3)	2	(7)	(1)
Trading account liabilities – Corporate securities and other	(110)	18	—	7	(15)	—	21	(12)	1	(90)	15
Accrued expenses and other liabilities (5)	(89)	(62)	—	146	—	—	(1)	—	—	(6)	(76)
Long-term debt (5)	(553)	(56)	12	—	—	—	126	—	—	(471)	(48)
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains of $15 million and $62 million related to financial instruments still held at June 30, 2026 and 2025.
(4)Net derivative assets (liabilities) include derivative assets of $4.6 billion and $4.2 billion and derivative liabilities of $6.4 billion and $5.4 billion at June 30, 2026 and 2025.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 90

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at June 30, 2026 and December 31, 2025.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2026

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$229	Discounted cash flow, Market comparables	Yield	0% to 15%	8%
Trading account assets – Mortgage trading loans, MBS and ABS	116		Prepayment speed	0% to 22% CPR	5% CPR
Loans and leases	66		Default rate	0% to 7% CDR	7% CDR
AFS debt securities – Non-agency residential	4		Price	$0 to $115	$75
Other debt securities carried at fair value – Non-agency residential	43		Loss severity	0% to 83%	29%
Instruments backed by commercial real estate assets	$368	Discounted cash flow, Asset-based approach	Yield	0% to 9%	6%
Trading account assets – Corporate securities, trading loans and other	285		Price	$0 to $101	$66
Trading account assets – Mortgage trading loans, MBS and ABS	44
AFS debt securities – Commercial	39
Commercial loans, debt securities and other	$3,399	Discounted cash flow, Market comparables	Yield	0% to 28%	9%
Trading account assets – Corporate securities, trading loans and other	2,056		Prepayment speed	20%	n/a
Trading account assets – Non-U.S. sovereign debt	236		Default rate	2%	n/a
Trading account assets – Mortgage trading loans, MBS and ABS	1,055		Loss severity	30%	n/a
AFS debt securities – Non-U.S. and other taxable securities	15		Price	$0 to $165	$65
Loans held-for-sale	37
Other assets, primarily MSRs and tax-related equity investments	$2,067	Discounted cash flow, Market comparables	Price	$10 to $93	$82
			Yield	7% to 9%	8%
			Weighted-average life, fixed rate (5)	0 to 14 years	6 years
			Weighted-average life, variable rate (5)	0 to 10 years	4 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(592)	Discounted cash flow, Market comparables	Yield	14% to 28%	25%
			Price	$27 to $100	$91
			Natural gas forward price	$1/MMBtu to $6/MMBtu	$3 /MMBtu

Net derivative assets (liabilities)
Credit derivatives	$50	Market comparables, Discounted cash flow, Stochastic recovery correlation model	Credit spreads	7 to 228 bps	35 bps
			Default rate	2% CDR	n/a
			Credit correlation	43% to 77%	71%
			Price	$0 to $111	$72
Equity derivatives	$(1,403)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	66%
			Long-dated equity volatilities	0% to 118%	43%
Commodity derivatives	$(651)	Discounted cash flow	Natural gas forward price	$1/MMBtu to $6/MMBtu	$3/MMBtu
			Commodities volatilities	60% to 63%	62%
			Power forward price	$28 to $125	$53
Interest rate derivatives	$243	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	46%
			Correlation (FX/IR)	(10)% to 35%	26%
			Long-dated inflation rates	0% to 17%	2%
			Interest rate volatilities	0% to 10%	0%
Total net derivative assets (liabilities)	$(1,761)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 87: Trading account assets – Corporate securities, trading loans and other of $2.3 billion, Trading account assets – Non-U.S. sovereign debt of $236 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.2 billion, AFS debt securities of $58 million, Other debt securities carried at fair value - Non-agency residential of $43 million, Other assets of $2.1 billion, Loans and leases of $66 million and LHFS of $37 million.
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

Bank of America 92

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2026 and 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

	June 30, 2026		Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$281	$204	$(6)	$(28)
Foreclosed properties (1)	—	56	2	2

	June 30, 2025		Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Assets
Loans held-for-sale	$135	$—	$(6)	$50
Foreclosed properties (1)	—	67	—	—
(1)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the six months ended June 30, 2026.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Six Months Ended June 30, 2026
Loans held-for-sale	$204	Pricing model	Implied yield	12% to 29%	19%
(1)The weighted average is calculated based upon the fair value of the loans.
There were no significant Level 3 instruments held as of December 31, 2025 that had nonrecurring fair value measurements for the year ended December 31, 2025.
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at June 30, 2026 and December 31, 2025, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and six months ended June 30, 2026 and 2025.

93 Bank of America

Fair Value Option Elections

	June 30, 2026			December 31, 2025
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$217,206	$217,164	$42	$185,491	$185,324	$167
Loans reported as trading account assets (1)	8,536	22,581	(14,045)	10,230	24,475	(14,245)
Trading inventory – other	10,692	n/a	n/a	16,791	n/a	n/a
Consumer and commercial loans	3,359	3,454	(95)	3,498	3,594	(96)
Loans held-for-sale (1)	3,842	4,440	(598)	2,271	2,868	(597)
Other assets	4,294	n/a	n/a	4,054	n/a	n/a
Long-term deposits	1,828	1,849	(21)	1,223	1,385	(162)
Federal funds purchased and securities loaned or sold under agreements to repurchase	223,698	223,729	(31)	223,067	223,087	(20)
Short-term borrowings	11,431	11,433	(2)	8,051	8,046	5
Unfunded loan commitments	108	n/a	n/a	67	n/a	n/a
Accrued expenses and other liabilities	2,409	2,400	9	3,767	3,628	139
Long-term debt	84,797	86,837	(2,040)	72,591	76,534	(3,943)
(1)    A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended June 30
	2026			2025
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$(71)	$(2)	$(73)	$189	$(1)	$188
Loans reported as trading account assets	(21)	1	(20)	60	3	63
Trading inventory – other (1)	1,807	—	1,807	127	—	127
Consumer and commercial loans	142	6	148	63	(3)	60
Loans held-for-sale (2)	—	6	6	—	17	17
Short-term borrowings	(390)	—	(390)	28	—	28
Unfunded loan commitments	—	(39)	(39)	—	(11)	(11)
Accrued expenses and other liabilities	(16)	(95)	(111)	1	(9)	(8)
Long-term debt (3)	(709)	(6)	(715)	(622)	(6)	(628)
Other (4)	23	(12)	11	(160)	(159)	(319)
Total	$765	$(141)	$624	$(314)	$(169)	$(483)

	Six Months Ended June 30
	2026			2025
Federal funds sold and securities borrowed or purchased under agreements to resell	$(160)	$(4)	$(164)	$323	$(3)	$320
Loans reported as trading account assets	246	2	248	172	3	175
Trading inventory – other (1)	(708)	—	(708)	1,834	—	1,834
Consumer and commercial loans	279	(10)	269	81	(2)	79
Loans held-for-sale (2)	—	(26)	(26)	—	77	77
Short-term borrowings	(235)	—	(235)	69	—	69
Unfunded loan commitments	—	(40)	(40)	—	(20)	(20)
Accrued expenses and other liabilities	3	(190)	(187)	(6)	(9)	(15)
Long-term debt (3)	(1,748)	(16)	(1,764)	(877)	(18)	(895)
Other (4)	61	(38)	23	(275)	(169)	(444)
Total	$(2,262)	$(322)	$(2,584)	$1,321	$(141)	$1,180
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

Bank of America 94

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025
Loans reported as trading account assets	$(21)	$(47)	$(107)	$113
Consumer and commercial loans	6	(2)	(10)	(2)
Loans held-for-sale	4	6	(13)	7
Unfunded loan commitments	(39)	(11)	(40)	(20)
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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at June 30, 2026 and December 31, 2025 are presented in the table below.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	June 30, 2026
Financial assets
Loans	$1,181,891	$46,421	$1,121,733	$1,168,154
Loans held-for-sale	6,535	6,001	534	6,535
Financial liabilities
Deposits (1)	2,025,124	2,026,180	—	2,026,180
Long-term debt	339,863	344,468	985	345,453
Commercial unfunded lending commitments (2)	1,258	108	6,275	6,383

	December 31, 2025
Financial assets
Loans	$1,149,093	$51,136	$1,085,303	$1,136,439
Loans held-for-sale	5,165	4,720	445	5,165
Financial liabilities
Deposits (1)	2,018,729	2,020,072	—	2,020,072
Long-term debt	317,816	323,681	725	324,406
Commercial unfunded lending commitments (2)	1,244	67	6,673	6,740
(1)    Includes demand deposits of $1.2 trillion and $1.1 trillion with no stated maturities at June 30, 2026 and December 31, 2025.
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

95 Bank of America

NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the
Corporation’s 2025 Annual Report on Form 10-K. The following tables presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and six months ended June 30, 2026 and 2025, and total assets at June 30, 2026 and 2025 for each business segment, as well as All Other.

Results of Business Segments and All Other (1)

At and for the three months ended June 30	Total Corporation (2)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2026	2025	2026	2025	2026	2025
Net interest income	$16,160	$14,815	$9,206	$8,726	$1,888	$1,762
Noninterest income	15,561	12,773	2,130	2,087	4,983	4,175
Total revenue, net of interest expense	31,721	27,588	11,336	10,813	6,871	5,937
Provision for credit losses	1,366	1,592	1,160	1,282	11	20
Noninterest expense
Compensation and benefits (3)	10,987	10,332	1,553	1,514	3,269	2,966
Other noninterest expense	7,640	6,851	4,248	4,053	1,707	1,627
Total noninterest expense	18,627	17,183	5,801	5,567	4,976	4,593
Income before income taxes	11,728	8,813	4,375	3,964	1,884	1,324
Income tax expense	2,654	1,643	1,094	991	471	331
Net income	$9,074	$7,170	$3,281	$2,973	$1,413	$993
Period-end total assets	$3,499,191	$3,440,798	$1,039,051	$1,037,407	$327,667	$320,820

	Global Banking		Global Markets		All Other
	2026	2025	2026	2025	2026	2025
Net interest income	$3,198	$3,081	$1,911	$1,267	$(43)	$(21)
Noninterest income	3,038	2,608	6,111	4,715	(701)	(812)
Total revenue, net of interest expense	6,236	5,689	8,022	5,982	(744)	(833)
Provision for credit losses	215	277	(11)	22	(9)	(9)
Noninterest expense
Compensation and benefits (3)	1,174	1,140	1,062	944	—	—
Other noninterest expense	2,025	1,930	3,422	2,862	167	147
Total noninterest expense	3,199	3,070	4,484	3,806	167	147
Income (loss) before income taxes	2,822	2,342	3,549	2,154	(902)	(971)
Income tax expense (benefit)	776	644	923	625	(610)	(948)
Net income (loss)	$2,046	$1,698	$2,626	$1,529	$(292)	$(23)
Period-end total assets	$761,395	$739,214	$1,106,999	$1,017,594	$264,079	$325,763
(1)Segment results are presented on an FTE basis and include additional net interest income and income tax expense, related to tax-exempt securities, of $163 million and $145 million for the three months ended June 30, 2026 and 2025, respectively, as compared to the Consolidated Statement of Income.
(2)There were no material intersegment revenues.
(3)Represents the compensation and benefits directly incurred by each segment.

Bank of America 96

Results of Business Segments and All Other (1)

At and for the six months ended June 30	Total Corporation (2)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2026	2025	2026	2025	2026	2025
Net interest income	$32,067	$29,403	$18,199	$17,231	$3,750	$3,527
Noninterest income	30,088	26,577	4,186	4,075	9,833	8,426
Total revenue, net of interest expense	62,155	55,980	22,385	21,306	13,583	11,953
Provision for credit losses	2,703	3,072	2,292	2,574	13	34
Noninterest expense
Compensation and benefits (3)	22,321	21,221	3,141	3,084	6,530	5,997
Other noninterest expense	14,837	13,732	8,497	8,309	3,384	3,255
Total noninterest expense	37,158	34,953	11,638	11,393	9,914	9,252
Income before income taxes	22,294	17,955	8,455	7,339	3,656	2,667
Income tax expense	4,636	3,425	2,114	1,835	914	667
Net income	$17,658	$14,530	$6,341	$5,504	$2,742	$2,000
Period-end total assets	$3,499,191	$3,440,798	$1,039,051	$1,037,407	$327,667	$320,820

	Global Banking		Global Markets		All Other
	2026	2025	2026	2025	2026	2025
Net interest income	$6,428	$6,232	$3,772	$2,456	$(82)	$(43)
Noninterest income	6,095	5,449	11,359	10,111	(1,385)	(1,484)
Total revenue, net of interest expense	12,523	11,681	15,131	12,567	(1,467)	(1,527)
Provision for credit losses	400	431	16	50	(18)	(17)
Noninterest expense
Compensation and benefits (3)	2,385	2,380	2,220	1,996	—	—
Other noninterest expense	4,037	3,874	6,634	5,621	330	437
Total noninterest expense	6,422	6,254	8,854	7,617	330	437
Income (loss) before income taxes	5,701	4,996	6,261	4,900	(1,779)	(1,947)
Income tax expense (benefit)	1,568	1,374	1,628	1,421	(1,588)	(1,872)
Net income (loss)	$4,133	$3,622	$4,633	$3,479	$(191)	$(75)
Period-end total assets	$761,395	$739,214	$1,106,999	$1,017,594	$264,079	$325,763
(1)Segment results are presented on an FTE basis and include additional net interest income and income tax expense, related to tax-exempt securities, of $325 million and $290 million for the six months ended June 30, 2026 and 2025, respectively, as compared to the Consolidated Statement of Income.
(2)There were no material intersegment revenues.
(3)Represents the compensation and benefits directly incurred by each segment.

97 Bank of America

The table below presents noninterest income and the associated components for the three and six months ended June 30, 2026 and 2025 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025
Fees and commissions:
Card income
Interchange fees	$947	$1,036	$733	$821	$(14)	$(7)
Other card income	636	610	613	594	19	17
Total card income	1,583	1,646	1,346	1,415	5	10
Service charges
Deposit-related fees	1,336	1,265	639	627	13	12
Lending-related fees	370	350	—	—	17	16
Total service charges	1,706	1,615	639	627	30	28
Investment and brokerage services
Asset management fees	4,427	3,698	78	58	4,353	3,643
Brokerage fees	1,226	1,082	28	27	440	390
Total investment and brokerage services	5,653	4,780	106	85	4,793	4,033
Investment banking fees
Underwriting income	1,220	806	—	—	85	65
Syndication fees	360	289	—	—	—	—
Financial advisory services	558	333	—	—	3	—
Total investment banking fees	2,138	1,428	—	—	88	65
Total fees and commissions	11,080	9,469	2,091	2,127	4,916	4,136
Market making and similar activities	4,177	3,153	7	6	32	28
Other income (loss)	304	151	32	(46)	35	11
Total noninterest income	$15,561	$12,773	$2,130	$2,087	$4,983	$4,175

	Global Banking		Global Markets		All Other
	Three Months Ended June 30
	2026	2025	2026	2025	2026	2025
Fees and commissions:
Card income
Interchange fees	$212	$203	$16	$19	$—	$—
Other card income	4	4	—	—	—	(5)
Total card income	216	207	16	19	—	(5)
Service charges
Deposit-related fees	666	607	15	17	3	2
Lending-related fees	266	257	87	77	—	—
Total service charges	932	864	102	94	3	2
Investment and brokerage services
Asset management fees	—	—	—	—	(4)	(3)
Brokerage fees	29	23	729	642	—	—
Total investment and brokerage services	29	23	729	642	(4)	(3)
Investment banking fees
Underwriting income	455	322	748	489	(68)	(70)
Syndication fees	182	154	178	135	—	—
Financial advisory services	517	291	39	42	(1)	—
Total investment banking fees	1,154	767	965	666	(69)	(70)
Total fees and commissions	2,331	1,861	1,812	1,421	(70)	(76)
Market making and similar activities	59	68	4,422	3,300	(343)	(249)
Other income (loss)	648	679	(123)	(6)	(288)	(487)
Total noninterest income	$3,038	$2,608	$6,111	$4,715	$(701)	$(812)

Bank of America 98

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Six Months Ended June 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025
Fees and commissions:
Card income
Interchange fees	$1,812	$1,952	$1,398	$1,531	$(28)	$(13)
Other card income	1,264	1,212	1,221	1,181	35	33
Total card income	3,076	3,164	2,619	2,712	7	20
Service charges
Deposit-related fees	2,642	2,493	1,277	1,245	28	25
Lending-related fees	738	683	—	—	34	30
Total service charges	3,380	3,176	1,277	1,245	62	55
Investment and brokerage services
Asset management fees	8,739	7,436	152	113	8,594	7,330
Brokerage fees	2,455	2,157	56	55	870	792
Total investment and brokerage services	11,194	9,593	208	168	9,464	8,122
Investment banking fees
Underwriting income	2,171	1,576	—	—	167	134
Syndication fees	697	658	—	—	—	—
Financial advisory services	1,111	717	—	—	3	—
Total investment banking fees	3,979	2,951	—	—	170	134
Total fees and commissions	21,629	18,884	4,104	4,125	9,703	8,331
Market making and similar activities	7,814	6,737	14	14	63	62
Other income (loss)	645	956	68	(64)	67	33
Total noninterest income	$30,088	$26,577	$4,186	$4,075	$9,833	$8,426

	Global Banking		Global Markets		All Other
	Six Months Ended June 30
	2026	2025	2026	2025	2026	2025
Fees and commissions:
Card income
Interchange fees	$410	$401	$32	$33	$—	$—
Other card income	8	8	—	—	—	(10)
Total card income	418	409	32	33	—	(10)
Service charges
Deposit-related fees	1,305	1,189	29	31	3	3
Lending-related fees	531	501	173	152	—	—
Total service charges	1,836	1,690	202	183	3	3
Investment and brokerage services
Asset management fees	—	—	—	—	(7)	(7)
Brokerage fees	40	41	1,489	1,269	—	—
Total investment and brokerage services	40	41	1,489	1,269	(7)	(7)
Investment banking fees
Underwriting income	828	644	1,295	942	(119)	(144)
Syndication fees	359	340	338	318	—	—
Financial advisory services	1,014	630	94	87	—	—
Total investment banking fees	2,201	1,614	1,727	1,347	(119)	(144)
Total fees and commissions	4,495	3,754	3,450	2,832	(123)	(158)
Market making and similar activities	140	134	8,143	6,922	(546)	(395)
Other income (loss)	1,460	1,561	(234)	357	(716)	(931)
Total noninterest income	$6,095	$5,449	$11,359	$10,111	$(1,385)	$(1,484)

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended June 30, 2026. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (2)
April 1 - 30, 2026	35,345	$53.35	35,305	$21,047
May 1 - 31, 2026	41,406	52.03	41,349	18,917
June 1 - 30, 2026	35,581	55.51	35,507	16,965
Three months ended June 30, 2026	112,332	53.55	112,161
(1)Includes 171 thousand shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On July 23, 2025, the Corporation’s Board of Directors authorized and announced a $40 billion common stock repurchase program (2025 Repurchase Program), effective August 1, 2025, to replace the previously disclosed repurchase program, which expired on August 1, 2025. During the three months ended June 30, 2026, pursuant to the 2025 Repurchase Program, the Corporation repurchased approximately 112 million shares, or $6.0 billion, of its common stock. For more information, see Capital Management – CCAR and Capital Planning in the MD&A on page 19 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of equity securities during the three months ended June 30, 2026.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended June 30, 2026, none of the Corporation’s directors or officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Corporation’s securities.

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

Bank of America Corporation Registrant

Date:	July 31, 2026	/s/ Johnbull E. Okpara
Johnbull E. Okpara Chief Accounting Officer

Bank of America 104