Form 10-Q
period 2026-09-30
BANK OF AMERICA CORP /DE/
filed 2026-10-30
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number:
1-6523
Exact name of registrant as specified in its charter:
Bank of America Corporation
State or other jurisdiction of incorporation or organization:
Delaware
IRS Employer Identification No.:
56-0906609
Address of principal executive offices:
Bank of America Corporate Center
Attention: Office of the Corporate Secretary
100 N. Tryon Street; NC1-007-56-06
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
Yes ☐ No ☑
On October 29, 2026, there were 6,900,209,006 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
September 30, 2026
Form 10-Q
INDEX
Part I. Financial Information

1 Bank of America

Part II. Other Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bank of America Corporation (the Corporation) and its management may make certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goals,” “outlook,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” Forward-looking statements represent the Corporation’s current expectations, plans or forecasts of its or its business segments’ future results, which may include, among other measures, revenue, liquidity, net interest income, net interest yield, other income, provision for credit losses, expenses, operating leverage, effective tax rate, efficiency ratio, capital measures (including capital measures which utilize tangible common equity), deposits and assets, as well as strategy, future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K and in any of the Corporation’s subsequent U.S. Securities and Exchange Commission (SEC) filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage, which are inherently difficult to predict, including related to the adequacy of the Corporation’s anti-money laundering and economic sanctions compliance programs (including the October 2026 consent orders associated therewith) and pending, threatened or future litigation and regulatory inquiries, demands, requests, investigations, proceedings and enforcement actions, which the Corporation is subject to in the ordinary course of business, including matters related to our processing of unemployment benefits for California and certain other states, the features of our automatic credit card payment service and the processing of electronic payments, including through the Zelle network, and related fraud, which are in various stages; in connection with ongoing litigation, the impact of certain changes to Visa’s and Mastercard’s respective card payment network rules and reductions in interchange fees for U.S.-based merchants; the possibility that the Corporation’s future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the impact of U.S. and global interest rates (including the potential for fluctuations in interest rates), inflation, currency exchange rates, economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, which may have varying effects across industries and geographies, and geopolitical instability; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including a deterioration in private credit markets, bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected, including due to changes in economic assumptions, which may include unemployment rates, real estate prices, gross domestic product levels and corporate bond spreads, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, such as the impact of trade policies, supply chain disruptions, commodity prices, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation's concentration of credit risk; the Corporation’s ability to achieve its expense targets (including noninterest expense) and expectations regarding revenue, net interest income, operating leverage, other income, provision for credit losses, net charge-offs, effective tax rate, loan or deposit growth or other projections and targets; variances to the underlying assumptions and judgments used in estimating banking book net interest income sensitivity; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations, including impacts from the 2025 Budget Reconciliation Act; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic

Bank of America 2

payments and payment of checks, that were authorized by the customer but induced by fraud; the impact of failures or disruptions in or breaches of the Corporation’s operations or information systems, or those of various third parties, including regulators and federal and state governments, such as from cybersecurity incidents; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and the ability to achieve expected or potential benefits, such as increased productivity, profitability and cost savings; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental goals or the impact of any changes in the Corporation’s sustainability or human capital management strategy or goals; the impact of uncertain or changing political conditions, federal government shutdowns, including partial shutdowns, and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary, trade or regulatory policy; the emergence of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the Russia/Ukraine conflict, the conflicts in the Middle East, the possible expansion of such conflicts and potential geopolitical and economic consequences), civil unrest, terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At September 30, 2026, the Corporation had $3.4 trillion in assets and a headcount of approximately 210,000 employees. As of September 30, 2026, we served clients through operations across the U.S., its territories and more than 35 countries and/or jurisdictions. Our retail banking footprint covers all major markets in the U.S., and we serve more than 69 million consumer and small business clients with approximately 3,500 retail financial centers, approximately 15,000 automated teller machines (ATMs), and leading digital banking platforms (www.bankofamerica.com) with approximately 50 million active users, including approximately 43 million active mobile users. We offer industry-leading support to approximately four million small business households. Our
GWIM businesses, with client balances of approximately $5.1 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
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
Recent Developments
Capital Management
On October 21, 2026, the Corporation’s Board of Directors (Board) declared a quarterly common stock dividend of $0.32 per share, payable on December 24, 2026 to shareholders of record as of December 4, 2026.
For more information on our capital resources, see Capital Management beginning on page 19.
Regulatory Settlement
On October 13, 2026, the Office of the Comptroller of the Currency (OCC), the Financial Crimes Enforcement Network (FinCEN), and the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) announced regulatory resolutions related to certain aspects of the Corporation’s U.S. Bank Secrecy Act, Anti-Money Laundering and Economic Sanctions Compliance Programs (Programs). These resolutions included consent orders with the OCC and FinCEN and a settlement agreement with OFAC. As a result, for the third quarter of 2026, the Corporation recorded a $1.2 billion non-tax-deductible charge in noninterest expense to accrue for the civil money penalties resulting from the regulatory consent orders and the settlement agreement (“regulatory settlement charge”).
FinCEN’s consent order and the previously disclosed December 2024 OCC consent order require the Corporation to undertake certain remedial actions to the Programs, including engaging independent consultants to review certain historical transactions, customer due diligence, foreign correspondent account due diligence, and Bank Secrecy Act/anti-money laundering data governance. The Corporation has completed significant steps to satisfy the requirements of the December 2024 OCC consent order. Since late 2023, the Corporation has increased the number of personnel dedicated to these activities and has made investments in technology and other resources supporting the remediation and ongoing compliance. The Corporation does not expect that the ongoing operating costs associated with these remediation and compliance activities will have a significant impact on consolidated noninterest expense in future periods.
For more information, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

3 Bank of America

Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2026	2025	2026	2025
Income statement
Net interest income	$16,449	$15,233	$48,191	$44,346
Noninterest income	13,509	13,807	43,597	40,384
Total revenue, net of interest expense	29,958	29,040	91,788	84,730
Provision for credit losses	1,269	1,295	3,972	4,367
Noninterest expense	19,722	17,337	56,880	52,290
Income before income taxes	8,967	10,408	30,936	28,073
Income tax expense	2,034	2,076	6,345	5,211
Net income	6,933	8,332	24,591	22,862
Preferred stock dividends and other	392	429	1,147	1,126
Net income applicable to common shareholders	$6,541	$7,903	$23,444	$21,736
Per common share information
Earnings	$0.93	$1.06	$3.28	$2.87
Diluted earnings	0.91	1.04	3.23	2.84
Dividends paid	0.32	0.28	0.88	0.80
Performance ratios
Return on average assets (1)	0.79%	0.96%	0.94%	0.90%
Return on average common shareholders’ equity (1)	9.41	11.40	11.35	10.63
Return on average tangible common shareholders’ equity (1, 2)	12.60	15.29	15.20	14.30
Efficiency ratio (1)	65.83	59.70	61.97	61.71
			September 30 2026	December 31 2025

Balance sheet
Total loans and leases			$1,251,260	$1,185,700
Total assets			3,427,704	3,411,738
Total deposits			2,038,758	2,018,729
Total liabilities			3,130,955	3,108,495
Total common shareholders’ equity			271,753	277,251
Total shareholders’ equity			296,749	303,243
(1)For definitions, see Key Metrics on page 101.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most directly comparable financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 46.
Net income was $6.9 billion and $24.6 billion, or $0.91 and $3.23 per diluted share, for the three and nine months ended September 30, 2026 compared to $8.3 billion and $22.9 billion, or $1.04 and $2.84 per diluted share, for the same periods in 2025. The decrease in net income for the three-month period was primarily due to higher noninterest expense and lower noninterest income, partially offset by higher net interest income. The increase in net income for the nine-month period was due to higher net interest income and noninterest income, as well as lower provision for credit losses, partially offset by higher noninterest expense.
Total assets increased $16.0 billion from December 31, 2025 to $3.4 trillion primarily driven by higher loans and leases due to growth in commercial loans, higher securities borrowed or purchased under agreements to resell and higher derivative assets to support Global Markets client activity, as well as higher cash and cash equivalents due to balance sheet positioning, partially offset by lower debt securities due to net sales, maturities, and paydowns, as well as lower trading account assets due to Global Markets client activity.
Total liabilities increased $22.5 billion from December 31, 2025 to $3.1 trillion primarily driven by deposit growth in Global Banking, higher derivative liabilities, customer trade payables, and trading account liabilities to support Global Markets client activity, as well as higher short-term borrowings, partially offset by lower securities loaned or sold under agreements to repurchase driven by balance sheet positioning.

Shareholders’ equity decreased $6.5 billion from December 31, 2025 primarily due to returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, a decrease in accumulated other comprehensive income (OCI) and a preferred stock redemption, partially offset by net income.
Net Interest Income
Net interest income increased $1.2 billion to $16.4 billion, and $3.8 billion to $48.2 billion for the three and nine months ended September 30, 2026 compared to the same periods in 2025. Net interest yield on a fully taxable-equivalent (FTE) basis increased 15 basis points (bps) to 2.16 percent and 12 bps to 2.10 percent for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The increase in the three-month period was primarily driven by loan and deposit growth, higher net interest income related to Global Markets activity, and fixed-asset repricing, partially offset by the impact of lower interest rates. The increase in the nine-month period was primarily driven by higher net interest income related to Global Markets activity, loan and deposit growth, and fixed-asset repricing, partially offset by the impact of lower interest rates. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 6, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 43.

Bank of America 4

Noninterest Income

Table 2	Noninterest Income

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2026	2025	2026	2025
Fees and commissions:
Card income		$1,561	$1,629	$4,637	$4,793
Service charges		1,676	1,632	5,056	4,808
Investment and brokerage services		5,761	5,063	16,955	14,656
Investment banking fees		1,799	2,013	5,778	4,964
Total fees and commissions		10,797	10,337	32,426	29,221
Market making and similar activities		2,360	3,203	10,174	9,940
Other income (loss)		352	267	997	1,223
Total noninterest income		$13,509	$13,807	$43,597	$40,384
Noninterest income decreased $298 million to $13.5 billion and increased $3.2 billion to $43.6 billion for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The following highlights the significant changes.
●    Service charges increased $44 million and $248 million primarily due to higher treasury service charges.
●    Investment and brokerage services increased $698 million and $2.3 billion primarily driven by higher asset management fees reflecting higher market valuations and the impact of positive assets under management (AUM) flows.
●    Investment banking fees decreased $214 million for the three-month period due to lower debt issuance and advisory fees. The increase of $814 million in the nine-month period was driven by higher equity issuance, advisory and debt issuance fees.
●    Market making and similar activities decreased $843 million for the three-month period, primarily driven by lower trading revenue from credit products in Fixed Income, Currencies and Commodities (FICC), as well as lower income from foreign currency risk management activities. The increase of
$234 million in the nine-month period was primarily driven by higher trading revenue in Equities, partially offset by lower income from foreign currency risk management activities.
●    Other income increased $85 million for the three-month period primarily due to relatively higher equity investment expenses recognized in the prior year related to certain tax-related equity investments. The decrease of $226 million in the nine-month period was primarily due to gains recorded on leveraged finance activities in the prior-year period, partially offset by relatively higher equity investment expenses recognized in the prior year related to certain tax-related equity investments placed in service during that period.
Provision for Credit Losses
The provision for credit losses decreased $26 million to $1.3 billion and $395 million to $4.0 billion for the three and nine months ended September 30, 2026 compared to the same periods in 2025. For more information on the provision for credit losses, see Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2026	2025	2026	2025
Compensation and benefits		$10,969	$10,523	$33,290	$31,744
Information processing and communications		2,008	1,827	5,950	5,540
Occupancy and equipment		1,967	1,872	5,781	5,564
Product delivery and transaction related		1,170	1,025	3,623	2,913
Professional fees		606	606	1,762	1,898
Marketing		669	572	1,938	1,641
Other general operating		2,333	912	4,536	2,990
Total noninterest expense		$19,722	$17,337	$56,880	$52,290
Noninterest expense increased $2.4 billion to $19.7 billion and $4.6 billion to $56.9 billion for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The increases were primarily driven by the $1.2 billion regulatory settlement charge recorded in the third quarter of 2026 and higher revenue-related expenses, as well as continued investments in the business, including technology and marketing for the three-month period, and continued investments in people, technology and marketing for the nine-month period.

5 Bank of America

Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2026	2025	2026	2025
Income before income taxes		$8,967	$10,408	$30,936	$28,073
Income tax expense		2,034	2,076	6,345	5,211
Effective tax rate		22.7%	19.9%	20.5%	18.6%
The effective tax rate (ETR) increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily driven by the $1.2 billion discrete non-tax-deductible regulatory settlement charge. The ETR increase for the nine months ended September 30, 2026 compared to the same period in 2025, was primarily driven by lower tax preference benefits relative to pretax earnings and the discrete non-tax-deductible regulatory settlement charge.
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

We also evaluate our business based on certain ratios that utilize tangible common equity, a non-GAAP financial measure. Tangible common equity represents common shareholders’ equity reduced by goodwill and intangible assets (excluding mortgage servicing rights (MSRs)), net of related deferred tax liabilities (“adjusted” common shareholders’ equity). These measures are used to evaluate our use of equity. In addition, profitability, relationship and investment models use return on average tangible common shareholders’ equity as a key measure to support our overall growth objectives. Measures utilizing tangible common equity are:
●    Return on average tangible common shareholders’ equity measures our net income applicable to common shareholders as a percentage of adjusted average common shareholders’ equity.
●    Tangible common equity ratio represents adjusted ending common shareholders’ equity divided by total tangible assets.
●    Tangible book value per common share represents adjusted ending common shareholders’ equity divided by ending common shares outstanding.
We believe ratios utilizing tangible common equity provide additional useful information because they present measures of those assets that can generate income. Tangible book value per common share provides additional useful information about the level of tangible assets in relation to outstanding shares of common stock.
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
For information on key segment performance metrics, see Business Segment Operations on page 10.

Bank of America 6

Table 5	Selected Financial Data
						Nine Months Ended September 30
	2026 Quarters			2025 Quarters
(In millions, except per share information)	Third	Second	First	Fourth	Third	2026	2025
Income statement
Net interest income	$16,449	$15,997	$15,745	$15,750	$15,233	$48,191	$44,346
Noninterest income	13,509	15,561	14,527	12,617	13,807	43,597	40,384
Total revenue, net of interest expense	29,958	31,558	30,272	28,367	29,040	91,788	84,730
Provision for credit losses	1,269	1,366	1,337	1,308	1,295	3,972	4,367
Noninterest expense	19,722	18,627	18,531	17,437	17,337	56,880	52,290
Income before income taxes	8,967	11,565	10,404	9,622	10,408	30,936	28,073
Income tax expense	2,034	2,491	1,820	1,975	2,076	6,345	5,211
Net income	6,933	9,074	8,584	7,647	8,332	24,591	22,862
Net income applicable to common shareholders	6,541	8,748	8,155	7,319	7,903	23,444	21,736
Average common shares issued and outstanding	7,052.5	7,151.2	7,256.1	7,364.9	7,466.0	7,152.7	7,574.5
Average diluted common shares issued and outstanding	7,222.2	7,294.2	7,417.5	7,546.9	7,627.1	7,312.5	7,724.7
Performance ratios
Return on average assets (1)	0.79%	1.03%	0.99%	0.89%	0.96%	0.94%	0.90%
Four-quarter trailing return on average assets (2)	0.92	0.97	0.92	0.89	0.88	n/a	n/a
Return on average common shareholders’ equity (1)	9.41	12.71	11.95	10.45	11.40	11.35	10.63
Return on average tangible common shareholders’ equity (1, 3)	12.60	17.03	16.00	13.97	15.29	15.20	14.30
Return on average shareholders’ equity (1)	9.14	12.09	11.51	9.98	11.01	10.91	10.30
Total ending equity to total ending assets	8.66	8.60	8.60	8.89	8.89	8.66	8.89
Common equity ratio (1)	7.93	7.89	7.88	8.13	8.12	7.93	8.12
Total average equity to total average assets	8.67	8.52	8.61	8.86	8.75	8.60	8.71
Dividend payout (1)	34.35	22.77	24.82	28.02	26.31	26.71	27.75
Per common share data
Earnings	$0.93	$1.22	$1.12	$0.99	$1.06	$3.28	$2.87
Diluted earnings	0.91	1.21	1.11	0.98	1.04	3.23	2.84
Dividends paid	0.32	0.28	0.28	0.28	0.28	0.88	0.80
Book value (1)	39.26	39.34	38.66	38.44	37.72	39.26	37.72
Tangible book value (3)	29.14	29.37	28.84	28.73	28.16	29.14	28.16
Market capitalization	$376,802	$399,884	$347,583	$396,686	$378,125	$376,802	$378,125
Average balance sheet
Total loans and leases	$1,226,018	$1,216,519	$1,189,528	$1,170,895	$1,153,035
Total assets	3,471,861	3,531,568	3,512,490	3,427,791	3,433,447
Total deposits	2,022,083	2,022,950	2,016,929	2,012,523	1,991,434
Long-term debt	247,313	256,197	253,997	245,470	247,425
Common shareholders’ equity	275,885	275,988	276,753	277,881	275,149
Total shareholders’ equity	300,881	300,984	302,501	303,873	300,381
Asset quality
Allowance for credit losses (4)	$14,184	$14,264	$14,309	$14,380	$14,361
Nonperforming loans, leases and foreclosed properties (5)	5,649	5,870	5,933	5,905	5,470
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.04%	1.08%	1.09%	1.12%	1.14%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	235	228	225	228	248
Net charge-offs	$1,349	$1,412	$1,409	$1,287	$1,367
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.44%	0.47%	0.48%	0.44%	0.47%
Capital ratios at period end (6)
Common equity tier 1 capital	10.9%	11.2%	11.2%	11.4%	11.6%
Tier 1 capital	12.3	12.6	12.6	12.8	13.1
Total capital	14.2	14.7	14.5	14.7	15.0
Tier 1 leverage	6.6	6.6	6.5	6.8	6.8
Supplementary leverage ratio	5.5	5.5	5.5	5.7	5.8
Tangible common equity (1, 3)	6.0	6.0	6.0	6.2	6.2
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	25.3%	26.3%	26.1%	26.3%	27.0%
Total loss-absorbing capacity to supplementary leverage exposure	11.3	11.4	11.3	11.7	11.9
Eligible long-term debt to risk-weighted assets	12.2	12.8	12.6	12.7	13.1
Eligible long-term debt to supplementary leverage exposure	5.5	5.6	5.5	5.7	5.8
(1)For definitions, see Key Metrics on page 101.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible common equity ratio and tangible book value per share of common stock are non-GAAP financial measures. For more information on these measures and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 6 and Non-GAAP Reconciliations on page 46.
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
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 19.
n/a = not applicable

7 Bank of America

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	Third Quarter 2026			Third Quarter 2025
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$230,507	$2,080	3.58%	$264,233	$2,698	4.05%
Time deposits placed and other short-term investments	12,164	90	2.93	9,716	88	3.59
Federal funds sold and securities borrowed or purchased under agreements to resell	362,890	4,214	4.61	316,603	3,802	4.76
Trading account assets	237,502	3,193	5.34	239,048	3,222	5.35
Debt securities	861,088	5,956	2.75	932,588	6,975	2.97
Loans and leases (2)
Residential mortgage	236,433	2,153	3.64	235,301	2,070	3.52
Home equity	27,370	385	5.58	26,413	390	5.86
Credit card	105,802	2,914	10.93	100,966	2,932	11.52
Direct/Indirect and other consumer	118,423	1,531	5.13	110,127	1,525	5.49
Total consumer	488,028	6,983	5.69	472,807	6,917	5.82
U.S. commercial	485,010	6,281	5.14	443,274	5,953	5.33
Non-U.S. commercial	164,025	2,033	4.92	154,458	2,121	5.45
Commercial real estate (3)	73,346	1,038	5.62	66,494	1,044	6.23
Commercial lease financing	15,609	201	5.13	16,002	216	5.37
Total commercial	737,990	9,553	5.14	680,228	9,334	5.45
Total loans and leases	1,226,018	16,536	5.36	1,153,035	16,251	5.60
Other earning assets	128,190	2,349	7.27	124,965	2,484	7.89
Total earning assets	3,058,359	34,418	4.47	3,040,188	35,520	4.64
Cash and due from banks	26,266			24,963
Other assets, less allowance for loan and lease losses	387,236			368,296
Total assets	$3,471,861			$3,433,447
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$1,103,073	$5,198	1.87%	$1,095,931	$6,063	2.19%
Time and savings deposits	249,651	1,662	2.64	257,475	1,941	2.99
Total U.S. interest-bearing deposits	1,352,724	6,860	2.01	1,353,406	8,004	2.35
Non-U.S. interest-bearing deposits	132,664	745	2.23	125,309	928	2.94
Total interest-bearing deposits	1,485,388	7,605	2.03	1,478,715	8,932	2.40
Federal funds purchased and securities loaned or sold under agreements to repurchase	337,187	4,092	4.81	392,431	4,800	4.85
Short-term borrowings and other interest-bearing liabilities	204,194	2,239	4.35	178,368	2,372	5.28
Trading account liabilities	60,534	797	5.22	52,452	672	5.08
Long-term debt	247,313	3,075	4.95	247,425	3,357	5.40
Total interest-bearing liabilities	2,334,616	17,808	3.03	2,349,391	20,133	3.40
Noninterest-bearing sources
Noninterest-bearing deposits	536,695			512,719
Other liabilities (4)	299,669			270,956
Shareholders’ equity	300,881			300,381
Total liabilities and shareholders’ equity	$3,471,861			$3,433,447
Net interest spread			1.44%			1.24%
Impact of noninterest-bearing sources			0.72			0.77
Net interest income/yield on earning assets (5)		$16,610	2.16%		$15,387	2.01%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 43.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $67.6 billion and $60.6 billion, and non-U.S. commercial real estate loans of $5.7 billion and $5.9 billion for the third quarter of 2026 and 2025.
(4)Includes $86.7 billion and $66.2 billion of structured notes and liabilities for the third quarter of 2026 and 2025.
(5)Net interest income includes FTE adjustments of $161 million and $154 million for the third quarter of 2026 and 2025.

Bank of America 8

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Nine Months Ended September 30
(Dollars in millions)	2026			2025
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$243,063	$6,382	3.51%	$270,333	$8,351	4.13%
Time deposits placed and other short-term investments	11,497	260	3.02	9,776	269	3.67
Federal funds sold and securities borrowed or purchased under agreements to resell	360,886	12,256	4.54	330,629	11,670	4.72
Trading account assets	245,360	9,522	5.19	234,950	9,337	5.31
Debt securities	885,403	18,314	2.75	929,833	20,693	2.96
Loans and leases (2)
Residential mortgage	236,238	6,343	3.58	233,047	6,017	3.44
Home equity	27,119	1,107	5.46	26,153	1,135	5.80
Credit card	104,187	8,530	10.95	100,387	8,616	11.48
Direct/Indirect and other consumer	116,363	4,468	5.13	108,655	4,441	5.46
Total consumer	483,907	20,448	5.65	468,242	20,209	5.77
U.S. commercial	477,942	18,091	5.06	427,532	17,089	5.34
Non-U.S. commercial	162,224	5,824	4.80	147,509	6,195	5.62
Commercial real estate (3)	70,835	2,986	5.64	66,034	3,087	6.25
Commercial lease financing	15,914	634	5.32	15,976	645	5.39
Total commercial	726,915	27,535	5.06	657,051	27,016	5.50
Total loans and leases	1,210,822	47,983	5.30	1,125,293	47,225	5.61
Other earning assets	131,172	7,217	7.36	118,534	7,204	8.13
Total earning assets	3,088,203	101,934	4.41	3,019,348	104,749	4.64
Cash and due from banks	26,266			24,486
Other assets, less allowance for loan and lease losses	390,689			360,721
Total assets	$3,505,158			$3,404,555
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$1,107,182	$15,180	1.83%	$1,081,175	$17,329	2.14%
Time and savings deposits	251,862	5,012	2.66	259,796	6,057	3.12
Total U.S. interest-bearing deposits	1,359,044	20,192	1.99	1,340,971	23,386	2.33
Non-U.S. interest-bearing deposits	129,496	2,086	2.15	121,352	2,859	3.15
Total interest-bearing deposits	1,488,540	22,278	2.00	1,462,323	26,245	2.40
Federal funds purchased and securities loaned or sold under agreements to repurchase	358,042	12,514	4.67	397,419	14,375	4.84
Short-term borrowings and other interest-bearing liabilities	210,382	6,934	4.41	173,935	7,195	5.53
Trading account liabilities	56,857	2,298	5.40	53,307	2,055	5.15
Long-term debt	252,478	9,233	4.89	245,878	10,089	5.48
Total interest-bearing liabilities	2,366,299	53,257	3.01	2,332,862	59,959	3.44
Noninterest-bearing sources
Noninterest-bearing deposits	532,132			512,307
Other liabilities (4)	305,278			262,731
Shareholders’ equity	301,449			296,655
Total liabilities and shareholders’ equity	$3,505,158			$3,404,555
Net interest spread			1.40%			1.20%
Impact of noninterest-bearing sources			0.70			0.78
Net interest income/yield on earning assets (5)		$48,677	2.10%		$44,790	1.98%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 43.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $65.2 billion and $60.1 billion, and non-U.S. commercial real estate loans of $5.6 billion and $5.9 billion for the nine months ended September 30, 2026 and 2025.
(4)Includes $82.9 billion and $59.6 billion of structured notes and liabilities for the nine months ended September 30, 2026 and 2025.
(5)Net interest income includes FTE adjustments of $486 million and $444 million for the nine months ended September 30, 2026 and 2025.

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
Consumer Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Net interest income	$9,431	$8,988	5%	$27,630	$26,219	5%
Noninterest income:
Card income	1,332	1,403	(5)	3,951	4,115	(4)
Service charges	641	645	(1)	1,918	1,890	1
All other income	168	130	29	458	248	85
Total noninterest income	2,141	2,178	(2)	6,327	6,253	1
Total revenue, net of interest expense	11,572	11,166	4	33,957	32,472	5

Provision for credit losses	1,045	1,009	4	3,337	3,583	(7)
Noninterest expense	5,833	5,575	5	17,471	16,968	3
Income before income taxes	4,694	4,582	2	13,149	11,921	10
Income tax expense	1,173	1,145	2	3,287	2,980	10
Net income	$3,521	$3,437	2	$9,862	$8,941	10

Effective tax rate	25.0%	25.0%		25.0%	25.0%

Net interest yield	3.76	3.59		3.70	3.53
Efficiency ratio	50.40	49.92		51.45	52.25
Return on average allocated capital	31	31		29	27

Balance Sheet

	Three Months Ended September 30			Nine Months Ended September 30
Average	2026	2025	% Change	2026	2025	% Change
Total loans and leases	$320,953	$320,297	—%	$321,387	$318,178	1%
Total earning assets	994,343	992,007	—	997,864	993,484	—
Total assets	1,032,792	1,029,529	—	1,036,245	1,030,874	1
Total deposits	948,635	947,414	—	952,126	948,983	—
Allocated capital	45,500	44,000	3	45,500	44,000	3

Period end				September 30 2026	December 31 2025	% Change
Total loans and leases				$321,968	325,871	(1)%
Total earning assets				994,547	998,969	—
Total assets				1,034,324	1,039,346	—
Total deposits				949,142	956,265	(1)
Consumer Banking offers a diversified range of lending, deposit and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Three-Month Comparison
Net income for Consumer Banking increased $84 million to $3.5 billion primarily due to higher revenue, largely offset by higher noninterest expense. Net interest income increased $443 million to $9.4 billion primarily driven by higher deposit spreads, as well as loan and deposit balances. Noninterest income was $2.1 billion, relatively unchanged from the same period a year ago.
The provision for credit losses was $1.0 billion, relatively unchanged from the same period a year ago. Noninterest expense increased $258 million to $5.8 billion primarily driven by continued investments in the business, including technology and marketing.

Bank of America 10

Average loans and leases increased $656 million to $321.0 billion primarily due to growth in credit card balances, partially offset by lower vehicle lending balances.
Average deposits increased $1.2 billion to $948.6 billion primarily due to net inflows of $7.7 billion in checking and $2.2 billion in time deposits, partially offset by net outflows of $8.5 billion in money market and other savings.
Nine-Month Comparison
Net income for Consumer Banking increased $921 million to $9.9 billion due to higher revenue and lower provision for credit losses, partially offset by higher noninterest expense. Net interest income increased $1.4 billion to $27.6 billion due to the same factors as described in the three-month discussion. Noninterest income increased $74 million to $6.3 billion, primarily due to higher income from risk management activities and investment and brokerage services revenue, partially offset by lower card income.
The provision for credit losses decreased $246 million to $3.3 billion driven by improved asset quality in credit card. Noninterest expense increased $503 million to $17.5 billion primarily due to the same factors as described in the three-month discussion.
Average loans and leases increased $3.2 billion to $321.4 billion primarily driven by growth in credit card balances.
Average deposits increased $3.1 billion to $952.1 billion primarily due to net inflows of $9.4 billion in checking and $4.6 billion in time deposits, partially offset by net outflows of $10.9 billion in money market and other savings.
Consumer investment assets increased $84.0 billion to $664.4 billion driven by higher market valuations and positive net client flows.
Key Statistics
The table below provides key performance indicators for deposit spreads, other period-end information, credit and debit card and loan production activities.

Key Statistics

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025
Deposit Spreads
Total deposit spreads (excludes noninterest costs)	3.13%	2.94%	3.08%	2.90%

Period end
Consumer investment assets (in millions) (1)			$664,439	$580,391
Active digital banking users (in thousands) (2)			50,381	49,198
Active mobile banking users (in thousands) (3)			42,596	41,258
Financial centers			3,531	3,649
ATMs			14,965	14,920

Credit and Debit Card
Total credit card (4)
Gross interest yield (5)	11.47%	12.17%	11.49%	12.12%
Risk-adjusted margin (6)	6.74	7.48	6.63	7.08
New accounts (in thousands)	1,016	929	2,899	2,676
Purchase volumes	$100,878	$95,116	$295,727	$278,138
Debit card purchase volumes	164,779	150,048	480,902	439,533

Loan Production (7)
Consumer Banking:
First mortgage	$2,727	$3,052	$9,290	$7,961
Home equity	2,453	2,326	6,857	6,401
Total (8):
First mortgage	$6,853	$6,751	$21,544	$17,863
Home equity	2,974	2,800	8,335	7,780
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

11 Bank of America

Since September 30, 2025, active mobile banking users increased by more than one million, reflecting client growth and continuing changes in our clients’ banking preferences. We had a net decrease of 118 financial centers and an increase of 45 ATMs as we continued to optimize our consumer banking network.
During the three months ended September 30, 2026, the total risk-adjusted margin decreased 74 bps primarily driven by lower card-related fee income and lower net interest margin due to loan balance mix, partially offset by lower net charge-offs. During the nine months ended September 30, 2026, the total risk-adjusted margin decreased 45 bps due to the same factors as described in the three-month discussion. During the three and nine months ended September 30, 2026, total credit card purchase volumes increased $5.8 billion and $17.6 billion, and debit card purchase volumes increased $14.7 billion and $41.4 billion, reflecting higher levels of consumer spending.
During the three and nine months ended September 30, 2026, first mortgage loan originations for Consumer Banking decreased $325 million and increased $1.3 billion. The three-month period decreased driven by lower demand due to higher interest rates, and the nine-month period increased driven by higher demand. First mortgage loan originations for the total Corporation increased $102 million and $3.7 billion for the same periods, primarily driven by higher demand in GWIM.
During the three and nine months ended September 30, 2026, home equity production in Consumer Banking increased $127 million and $456 million, and home equity production for the total Corporation increased $174 million and $555 million for the same periods, primarily driven by higher demand.
Global Wealth & Investment Management

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Net interest income	$1,963	$1,800	9%	$5,713	$5,327	7%
Noninterest income:
Investment and brokerage services	4,956	4,334	14	14,420	12,456	16
All other income	199	178	12	568	482	18
Total noninterest income	5,155	4,512	14	14,988	12,938	16
Total revenue, net of interest expense	7,118	6,312	13	20,701	18,265	13

Provision for credit losses	17	4	n/m	30	38	(21)
Noninterest expense	5,048	4,622	9	14,962	13,874	8
Income before income taxes	2,053	1,686	22	5,709	4,353	31
Income tax expense	513	421	22	1,427	1,088	31
Net income	$1,540	$1,265	22	$4,282	$3,265	31

Effective tax rate	25.0%	25.0%		25.0%	25.0%

Net interest yield	2.49	2.33		2.42	2.30
Efficiency ratio	70.91	73.22		72.27	75.96
Return on average allocated capital	28	26		26	22

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2026	2025	% Change	2026	2025	% Change
Total loans and leases	$278,642	$245,523	13%	$270,410	$238,457	13%
Total earning assets	312,385	306,384	2	314,976	309,882	2
Total assets	326,364	320,484	2	329,461	323,735	2
Total deposits	278,937	276,534	1	282,341	279,883	1
Allocated capital	22,250	19,750	13	22,250	19,750	13

Period end				September 30 2026	December 31 2025	% Change
Total loans and leases				$283,377	$261,303	8%
Total earning assets				315,159	320,899	(2)
Total assets				328,816	335,495	(2)
Total deposits				279,723	289,854	(3)
n/m = not meaningful
GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For more information on GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM increased $275 million to $1.5 billion primarily due to higher revenue, partially offset by higher noninterest expense. The operating margin was 29 percent compared to 27 percent a year ago.
Net interest income increased $163 million to $2.0 billion primarily driven by loan growth and lower interest rates on average deposits.
Noninterest income, which primarily includes investment and brokerage services income, increased $643 million to $5.2 billion. The increase was primarily driven by higher asset management fees, which increased 16 percent to $4.5 billion, reflecting higher market valuations and the impact of positive AUM flows.
Noninterest expense increased $426 million to $5.0 billion primarily due to higher revenue-related incentives.
Average loans and leases increased $33.1 billion to $278.6 billion primarily driven by custom lending, securities-based lending and residential mortgage. Average deposits increased $2.4 billion to $278.9 billion, with growth in banking balances

Bank of America 12

largely offset by a decline in brokerage deposits due to clients moving balances to higher yielding cash alternatives.
Merrill Wealth Management revenue of $5.9 billion increased 12 percent primarily driven by higher asset management fees, reflecting higher market valuations, the impact of positive AUM flows and higher net interest income.
Bank of America Private Bank revenue of $1.2 billion increased 15 percent primarily driven by higher net interest income from loan and deposit growth, as well as higher asset management fees reflecting higher market valuations and the impact of positive AUM flows.
Nine-Month Comparison
Net income for GWIM increased $1.0 billion to $4.3 billion primarily due to higher revenue, partially offset by higher noninterest expense. The operating margin was 28 percent compared to 24 percent a year ago.

Net interest income increased $386 million to $5.7 billion due to the same factors as described in the three-month discussion.
Noninterest income, which primarily includes investment and brokerage services income, increased $2.1 billion to $15.0 billion due to the same factors as described in the three-month discussion.
Noninterest expense increased $1.1 billion to $15.0 billion due to the same factor as described in the three-month discussion.
Average loans increased $32.0 billion to $270.4 billion, and average deposits increased $2.5 billion to $282.3 billion due to the same factors as described in the three-month discussion.
Merrill Wealth Management revenue of $17.2 billion increased 13 percent, and Bank of America Private Bank revenue of $3.5 billion increased 15 percent primarily driven by the same factors as described in the three-month discussion.

Key Indicators and Metrics

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025
Revenue by Business
Merrill Wealth Management	$5,905	$5,261	$17,195	$15,222
Bank of America Private Bank	1,213	1,051	3,506	3,043
Total revenue, net of interest expense	$7,118	$6,312	$20,701	$18,265

Client Balances by Business, at period end
Merrill Wealth Management			$4,240,601	$3,896,124
Bank of America Private Bank			816,186	744,675
Total client balances			$5,056,787	$4,640,799

Client Balances by Type, at period end
Assets under management			$2,370,848	$2,109,946
Brokerage and other assets			2,164,406	2,040,748
Deposits			279,723	278,931
Loans and leases (1)			286,092	255,381
Less: Managed deposits in assets under management			(44,282)	(44,207)
Total client balances			$5,056,787	$4,640,799

Assets Under Management Rollforward
Assets under management, beginning of period	$2,327,766	$1,986,523	$2,177,708	$1,882,211
Net client flows	19,980	23,517	54,025	61,788
Market valuation/other	23,102	99,906	139,115	165,947
Total assets under management, end of period	$2,370,848	$2,109,946	$2,370,848	$2,109,946
(1)Includes margin receivables, which are classified in customer and other receivables on the Consolidated Balance Sheet.
Client Balances
Client balances increased $416.0 billion, or nine percent, to $5.1 trillion at September 30, 2026 compared to September 30, 2025. The increase in client balances was primarily driven by higher market valuations, as well as positive net client flows since September 30, 2025.

13 Bank of America

Global Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Net interest income	$3,259	$3,141	4%	$9,687	$9,373	3%
Noninterest income:
Service charges	930	863	8	2,766	2,553	8
Investment banking fees	971	1,155	(16)	3,172	2,769	15
All other income	1,045	1,030	1	3,103	3,175	(2)
Total noninterest income	2,946	3,048	(3)	9,041	8,497	6
Total revenue, net of interest expense	6,205	6,189	—	18,728	17,870	5

Provision for credit losses	210	269	(22)	610	700	(13)
Noninterest expense	3,250	3,044	7	9,672	9,298	4
Income before income taxes	2,745	2,876	(5)	8,446	7,872	7
Income tax expense	755	791	(5)	2,323	2,165	7
Net income	$1,990	$2,085	(5)	$6,123	$5,707	7

Effective tax rate	27.5%	27.5%		27.5%	27.5%

Net interest yield	1.83	1.87		1.87	1.97
Efficiency ratio	52.36	49.16		51.64	52.03
Return on average allocated capital	15	16		15	15

Balance Sheet

	Three Months Ended September 30			Nine Months Ended September 30
Average	2026	2025	% Change	2026	2025	% Change
Total loans and leases	$418,883	$388,482	8%	$409,825	$385,062	6%
Total earning assets	704,930	665,143	6	693,506	637,605	9
Total assets	769,684	730,206	5	758,056	702,678	8
Total deposits	668,588	631,560	6	656,090	603,591	9
Allocated capital	54,250	50,750	7	54,250	50,750	7

Period end				September 30 2026	December 31 2025	% Change
Total loans and leases				$428,146	$388,998	10%
Total earning assets				719,228	671,354	7
Total assets				784,081	734,710	7
Total deposits				683,867	641,211	7
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
Three-Month Comparison
Net income for Global Banking decreased $95 million to $2.0 billion due to higher noninterest expense and lower noninterest income, partially offset by higher net interest income and lower provision for credit losses.
Net interest income increased $118 million to $3.3 billion primarily due to the benefit of higher average deposit and loan balances, partially offset by lower interest rates on loans.
Noninterest income decreased $102 million to $2.9 billion primarily due to lower investment banking fees, partially offset by higher treasury service charges.
The provision for credit losses decreased $59 million to $210 million primarily driven by improved asset quality within the commercial real estate portfolio.
Noninterest expense increased $206 million to $3.3 billion primarily due to continued investments in the business, including people and technology.

Nine-Month Comparison
Net income for Global Banking increased $416 million to $6.1 billion due to higher noninterest income and net interest income, as well as lower provision for credit losses, partially offset by higher noninterest expense.
Net interest income increased $314 million to $9.7 billion primarily due to the same factors as described in the three-month discussion.
Noninterest income increased $544 million to $9.0 billion primarily due to higher investment banking fees, treasury service charges and tax-related equity investment income, partially offset by gains related to sales of certain leveraged finance positions in the prior-year period.
The provision for credit losses decreased $90 million to $610 million primarily driven by improved asset quality within the commercial real estate portfolio, partially offset by loan growth in the commercial and industrial portfolio and a qualitative reserve build related to uncertainties associated with the ongoing conflicts in the Middle East.
Noninterest expense increased $374 million to $9.7 billion, primarily due to the same factors as described in the three-month discussion.

Bank of America 14

Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of results, which exclude certain investment banking and other activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Business Lending	$1,017	$1,045	$1,112	$1,135	$50	$56	$2,179	$2,236
Global Transaction Services	1,413	1,326	1,192	1,043	435	370	3,040	2,739
Total revenue, net of interest expense	$2,430	$2,371	$2,304	$2,178	$485	$426	$5,219	$4,975

Balance Sheet
Average
Total loans and leases	$193,425	$176,378	$212,486	$200,201	$12,950	$11,844	$418,861	$388,423
Total deposits	356,295	357,835	249,067	219,345	63,224	54,378	668,586	631,558

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Business Lending	$3,002	$3,000	$3,367	$3,385	$148	$165	$6,517	$6,550
Global Transaction Services	4,218	3,884	3,405	3,093	1,222	1,091	8,845	8,068
Total revenue, net of interest expense	$7,220	$6,884	$6,772	$6,478	$1,370	$1,256	$15,362	$14,618

Balance Sheet

Average
Total loans and leases	$188,725	$174,920	$208,366	$198,247	$12,682	$11,828	$409,773	$384,995
Total deposits	358,325	340,142	237,357	210,462	60,407	52,987	656,089	603,591

Period end
Total loans and leases	$196,048	$174,680	$218,866	$200,116	$13,255	$12,053	$428,169	$386,849
Total deposits	362,768	360,531	256,656	223,333	64,440	56,931	683,864	640,795
Business Lending revenue decreased $57 million for the three months ended September 30, 2026 compared to the same period a year ago primarily driven by lower interest rates on loans, partially offset by the benefit of higher average loan balances as well as higher tax-related equity investment income. Business Lending revenue decreased $33 million for the nine months ended September 30, 2026 compared to the same period a year ago primarily driven by the same factors as described in the three-month discussion.
Global Transaction Services revenue increased $301 million for the three months ended September 30, 2026, primarily driven by the benefit of higher average deposit balances and lower interest rates paid on deposits, as well as higher treasury service charges. Global Transaction Services revenue increased $777 million for the nine months ended September 30, 2026 primarily driven by the benefit of higher average deposit balances and higher treasury service charges.
Average loans and leases of $418.9 billion increased eight percent for the three months ended September 30, 2026, and average loans and leases of $409.8 billion increased six percent for the nine months ended September 30, 2026 due to client demand.

Average deposits of $668.6 billion increased six percent for the three months ended September 30, 2026, and average deposits of $656.1 billion increased nine percent for the nine months ended September 30, 2026 due to growth in deposit balances from existing clients and the addition of new clients.
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

15 Bank of America

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Products
Advisory	$422	$536	$471	$583	$1,436	$1,166	$1,582	$1,300
Debt issuance	397	472	958	1,109	1,234	1,227	3,057	2,888
Equity issuance	152	147	395	362	502	376	1,283	962
Segment investment banking fees	971	1,155	1,824	2,054	3,172	2,769	5,922	5,150
Self-led deals (1)	(2)	(12)	(25)	(41)	(34)	(62)	(144)	(186)
Total investment banking fees	$969	$1,143	$1,799	$2,013	$3,138	$2,707	$5,778	$4,964
(1)Represents investment banking fees on Bank of America issuances that are eliminated through All Other in consolidation.
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, were $1.8 billion and $5.8 billion for the three and nine months ended September 30, 2026. The three-month period decreased 11 percent compared to the same period in 2025 due to lower debt issuance and advisory fees. The nine-month period increased 16 percent compared to the same period in 2025 due to higher equity issuance, advisory and debt issuance fees.
Global Markets

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Net interest income	$2,008	$1,484	35%	$5,780	$3,940	47%
Noninterest income:
Investment and brokerage services	683	614	11	2,172	1,883	15
Investment banking fees	767	834	(8)	2,494	2,181	14
Market making and similar activities	2,554	3,141	(19)	10,697	10,063	6
All other income	(145)	152	n/m	(145)	725	(120)
Total noninterest income	3,859	4,741	(19)	15,218	14,852	2
Total revenue, net of interest expense	5,867	6,225	(6)	20,998	18,792	12

Provision for credit losses	3	9	(67)	19	59	(68)
Noninterest expense	4,195	3,895	8	13,049	11,512	13
Income before income taxes	1,669	2,321	(28)	7,930	7,221	10
Income tax expense	434	673	(36)	2,062	2,094	(2)
Net income	$1,235	$1,648	(25)	$5,868	$5,127	14

Effective tax rate	26.0%	29.0%		26.0%	29.0%

Efficiency ratio	71.51	62.58		62.15	61.26
Return on average allocated capital	9	13		15	14

Balance Sheet	Three Months Ended September 30			Nine Months Ended September 30
Average	2026	2025	% Change	2026	2025	% Change
Trading-related assets:
Trading account securities	$361,207	$361,610	—%	$373,323	$350,777	6%
Reverse repurchases	164,491	138,908	18	163,240	150,511	8
Securities borrowed	152,239	135,615	12	150,829	139,764	8
Derivative assets	51,401	40,488	27	48,023	40,737	18
Total trading-related assets	729,338	676,621	8	735,415	681,789	8
Total loans and leases	200,645	190,994	5	202,290	175,777	15
Total earning assets	869,392	813,197	7	876,507	802,377	9
Total assets	1,091,797	1,024,300	7	1,104,606	1,005,714	10
Total deposits	38,309	37,588	2	38,725	38,141	2
Allocated capital	53,500	49,000	9	53,500	49,000	9

Period end				September 30 2026	December 31 2025	% Change
Total trading-related assets				$681,904	$670,949	2%
Total loans and leases				210,590	202,733	4
Total earning assets				825,364	814,196	1
Total assets				1,052,335	1,032,858	2
Total deposits				38,449	40,614	(5)
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
Three-Month Comparison
Net income for Global Markets decreased $413 million to $1.2 billion for the three months ended September 30, 2026 compared to the same period in 2025. Net DVA gains totaled $20 million compared to $14 million in 2025. Excluding net DVA, net income decreased $417 million to $1.2 billion. These decreases were primarily driven by lower revenue and higher noninterest expense.
Revenue decreased $358 million to $5.9 billion primarily due to lower sales and trading revenue and investment banking fees. Including net DVA, sales and trading revenue decreased $287 million. Excluding net DVA, sales and trading revenue decreased $293 million. These decreases were primarily driven by lower revenue in FICC, partially offset by higher revenue in Equities. For more information, see Sales and Trading Revenue in this section.
Noninterest expense increased $300 million to $4.2 billion primarily driven by higher revenue-related expenses and continued investments in the business, including people and technology.
Average total assets increased $67.5 billion to $1.1 trillion for the three months ended September 30, 2026 compared to the same period in 2025 driven by increased financing activity and loan growth.
Nine-Month Comparison
Net income for Global Markets increased $741 million to $5.9 billion for the nine months ended September 30, 2026 compared to the same period in 2025. Net DVA gains were $26 million compared to losses of $18 million in 2025. Excluding net DVA, net income increased $707 million to $5.8 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $2.2 billion to $21.0 billion primarily due to higher sales and trading revenue and investment banking fees, partially offset by gains related to sales of certain leveraged finance positions in the prior-year period. Sales and trading revenue, including and excluding net DVA, increased $2.2 billion. These increases were driven by higher revenue in Equities. For more information, see Sales and Trading Revenue in this section.
Noninterest expense increased $1.5 billion to $13.0 billion primarily driven by the same factors as described in the three-month discussion.
Average total assets increased $98.9 billion to $1.1 trillion for the nine months ended September 30, 2026 compared to the same period in 2025 driven by increased financing activity, loan growth and higher levels of inventory. Period-end total assets increased $19.5 billion from December 31, 2025 to $1.1 trillion driven by loan growth and higher levels of inventory.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025
Sales and trading revenue
Fixed-income, currencies and commodities	$2,565	$3,092	$9,586	$9,766
Equities	2,510	2,270	8,974	6,589
Total sales and trading revenue	$5,075	$5,362	$18,560	$16,355

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$2,548	$3,078	$9,580	$9,791
Equities	2,507	2,270	8,954	6,582
Total sales and trading revenue, excluding net DVA	$5,055	$5,348	$18,534	$16,373
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $90 million and $486 million for the three and nine months ended September 30, 2026 compared to $155 million and $449 million for the same periods in 2025.
(3)Includes Global Banking sales and trading revenue of $175 million and $644 million for the three and nine months ended September 30, 2026 compared to $172 million and $347 million for the same periods in 2025.
(4)FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains (losses) were $17 million and $6 million for the three and nine months ended September 30, 2026 compared to $14 million and $(25) million for the same periods in 2025. Equities net DVA gains (losses) were $3 million and $20 million for the three and nine months ended September 30, 2026 compared to $0 and $7 million for the same periods in 2025.

17 Bank of America

Three-Month Comparison
Including and excluding net DVA, FICC revenue decreased $527 million and $530 million for the three months ended September 30, 2026 compared to the same period in 2025. These decreases were driven by weaker trading performance in mortgage, municipals, and credit products. Including and excluding net DVA, Equities revenue increased $240 million and $237 million, respectively, driven by increased client financing activity, particularly in Asia and the U.S., partially offset by weaker trading performance in derivatives and cash.
Nine-Month Comparison
Including and excluding net DVA, FICC revenue decreased $180 million and $211 million for the nine months ended September 30, 2026 compared to the same period in 2025 due to the same factors as described in the three-month discussion. Including and excluding net DVA, Equities revenue increased $2.4 billion driven by increased client financing activity and a stronger trading performance in derivatives and cash.
All Other

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Net interest income	$(51)	$(26)	96%	$(133)	$(69)	93%
Noninterest income (loss)	(592)	(672)	(12)	(1,977)	(2,156)	(8)
Total revenue, net of interest expense	(643)	(698)	(8)	(2,110)	(2,225)	(5)

Provision for credit losses	(6)	4	n/m	(24)	(13)	85
Noninterest expense	1,396	201	n/m	1,726	638	n/m
Loss before income taxes	(2,033)	(903)	125	(3,812)	(2,850)	34
Income tax benefit	(680)	(800)	(15)	(2,268)	(2,672)	(15)
Net loss	$(1,353)	$(103)	n/m	$(1,544)	$(178)	n/m

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2026	2025	% Change	2026	2025	% Change
Total loans and leases	$6,895	$7,739	(11)%	$6,910	$7,819	(12)%
Total assets (1)	251,224	328,928	(24)	276,790	341,554	(19)
Total deposits	87,614	98,338	(11)	91,390	104,032	(12)

Period end				September 30 2026	December 31 2025	% Change
Total loans and leases				$7,179	$6,795	6%
Total assets (1)				228,148	269,329	(15)
Total deposits				87,577	90,785	(4)
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $976.8 billion and $987.8 billion for the three and nine months ended September 30, 2026 compared to $994.4 billion and $984.3 billion for the same periods in 2025, and period-end allocated assets were $981.7 billion and $1.0 trillion at September 30, 2026 and December 31, 2025.
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

Three-Month Comparison
The net loss in All Other increased $1.3 billion to $1.4 billion primarily due to higher noninterest expense.
Noninterest expense increased $1.2 billion due to the non-tax-deductible regulatory settlement charge. The income tax benefit decreased $120 million primarily due to lower tax preference items.
Nine-Month Comparison
The net loss in All Other increased $1.4 billion to $1.5 billion primarily due to higher noninterest expense.
Noninterest expense increased $1.1 billion, and the income tax benefit decreased $404 million primarily due to the same factors as described in the three-month discussion.

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
CCAR and Capital Planning
The Federal Reserve requires BHCs with average total consolidated assets of $100 billion or more to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan and associated stress capital buffer (SCB) requirements, which include supervisory stress testing by the Federal Reserve. At September 30, 2026, the Corporation’s SCB was 2.5 percent, with a Common equity tier 1 (CET1) minimum requirement of 10.0 percent under the Standardized approach. For more information on the Corporation’s SCB requirement, see Regulatory Developments on page 23.
On July 23, 2025, the Board authorized a $40 billion common stock repurchase program, effective August 1, 2025. Pursuant to this Board authorization, during the three months ended September 30, 2026, the Corporation repurchased $6.0 billion of common stock. For more information, including the remaining buyback authority amount as of September 30, 2026, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 103 and Capital Management – CCAR and Capital Planning in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
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
Further, as part of our planned capital actions, during the three months ended September 30, 2026, the Corporation paid common stock dividends of $2.2 billion.
On October 23, 2026, the Corporation issued 80,000 shares of 7.200% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series WW for $2.0 billion, with quarterly dividends commencing in January 2027. The Series WW preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends.
Regulatory Capital
As a BHC, we are subject to regulatory capital rules issued by U.S. banking regulators, including the U.S. rules implementing the Basel 3 capital framework (Basel 3). Basel 3 established minimum capital ratios and buffer requirements and outlined two methods of calculating risk-weighted assets (RWA), the Standardized approach and the Advanced approaches. The Standardized approach relies primarily on supervisory risk weights based on exposure type, and the Advanced approaches determine risk weights based on internal models.
The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and RWA under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of September 30, 2026, the Corporation’s binding ratio was the Total capital ratio under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge are components of CET1 capital requirements. At September 30, 2026 and December 31, 2025, the Corporation’s minimum CET1 requirement was 10.0 percent under both the Standardized approach and the Advanced approaches. At September 30, 2026, the Corporation’s CET1 capital ratio was 10.9 percent under the Standardized approach and 12.0 percent under the Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee on Banking Supervision’s assessment methodology and is

19 Bank of America

calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach for various factors. The Corporation’s Method 1 G-SIB surcharge is 1.5 percent, and its Method 2 G-SIB surcharge is 3.0 percent. Under the current regulatory framework, on January 1, 2027, the Corporation’s G-SIB surcharge will increase by 50 bps to 2.0 percent under Method 1 and to 3.5 percent under Method 2. The change in Method 2 will increase the Corporation’s minimum CET1 capital ratio requirement by 50 bps under both the Standardized approach and Advanced approaches.
The Corporation and its insured depository institution subsidiaries are also required to maintain a minimum supplementary leverage ratio (SLR) plus a leverage buffer to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. Prior to January 1, 2026, the minimum SLR requirement was 5.0 percent for the Corporation and 6.0 percent for its insured depository institutions. Effective January 1, 2026, the
Corporation and its insured depository institutions adopted the final rule on modified enhanced SLR requirements, resulting in a minimum SLR requirement of 3.75 percent, which includes the leverage buffer, for both the Corporation and its insured depository institutions. At September 30, 2026, the Corporation’s SLR was 5.5 percent and BANA’s SLR was 5.8 percent, which both exceeded their minimum SLR requirement of 3.75 percent. For more information, see Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2026 and December 31, 2025. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach	Advanced Approaches	Regulatory Minimum (1)
(Dollars in millions, except as noted)	September 30, 2026
Risk-based capital metrics:
Common equity tier 1 capital	$198,407	$198,407
Tier 1 capital	223,370	223,370
Total capital (2)	259,252	248,434
Risk-weighted assets (in billions)	1,821	1,648
Common equity tier 1 capital ratio	10.9%	12.0%	10.0%
Tier 1 capital ratio	12.3	13.6	11.5
Total capital ratio	14.2	15.1	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$3,392	$3,392
Tier 1 leverage ratio	6.6%	6.6%	4.0

Supplementary leverage exposure (in billions)		$4,084
Supplementary leverage ratio		5.5%	3.75

	December 31, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$201,410	$201,410
Tier 1 capital	227,382	227,382
Total capital (2)	261,232	250,347
Risk-weighted assets (in billions)	1,773	1,570
Common equity tier 1 capital ratio	11.4%	12.8%	10.0%
Tier 1 capital ratio	12.8	14.5	11.5
Total capital ratio	14.7	15.9	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$3,348	$3,348
Tier 1 leverage ratio	6.8%	6.8%	4.0

Supplementary leverage exposure (in billions)		$3,986
Supplementary leverage ratio		5.7%	5.0
(1)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 3.0 percent, and SCB (under the Standardized approach) of 2.5 percent at September 30, 2026 and December 31, 2025. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum at September 30, 2026 and December 31, 2025 includes a leverage buffer of 0.75 percent and 2.0 percent.
(2)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(3)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At September 30, 2026, CET1 capital was $198.4 billion, a decrease of $3.0 billion from December 31, 2025, primarily due to capital distributions and accumulated OCI, partially offset by earnings. Tier 1 capital decreased $4.0 billion driven by the same factors as CET1 capital and a preferred stock redemption.
Total capital under the Standardized approach decreased $2.0 billion driven by the same factors as Tier 1 capital, partially offset by a subordinated debt issuance and a decrease in the adjusted allowance for credit losses included in Tier 2 capital. RWA under the Standardized approach, which drove the lower

Bank of America 20

CET1 capital ratio at September 30, 2026, increased $47.9 billion from December 31, 2025 to $1,821 billion primarily driven by growth in Global Markets and Global Banking, partially offset by GWIM. Supplementary leverage exposure at September 30, 2026 increased $98.3 billion from
December 31, 2025 primarily driven by increased activity in Global Markets and loan growth.
Table 9 shows the capital composition at September 30, 2026 and December 31, 2025.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		September 30 2026	December 31 2025
Total common shareholders’ equity		$271,753	$277,251
Goodwill, net of related deferred tax liabilities		(68,651)	(68,651)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(8,672)	(8,761)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,343)	(1,386)
Defined benefit pension plan net assets		(905)	(868)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,348	1,825
Accumulated net (gain) loss on certain cash flow hedges (1)		4,894	2,020
Other		(17)	(20)
Common equity tier 1 capital		198,407	201,410
Qualifying preferred stock, net of issuance cost		24,995	25,991
Other		(32)	(19)
Tier 1 capital		223,370	227,382
Tier 2 capital instruments		21,924	19,627
Qualifying allowance for credit losses		14,240	14,431
Other		(282)	(208)
Total capital under the Standardized approach		259,252	261,232
Adjustment in qualifying allowance for credit losses under the Advanced approaches		(10,818)	(10,885)
Total capital under the Advanced approaches		$248,434	$250,347
(1)Includes amounts in accumulated OCI related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
Table 10 shows the components of RWA as measured under Basel 3 at September 30, 2026 and December 31, 2025.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		September 30, 2026		December 31, 2025
Credit risk		$1,732	$1,145	$1,694	$1,087
Market risk		89	88	79	79
Operational risk		n/a	360	n/a	357
Risks related to credit valuation adjustments		n/a	55	n/a	47
Total risk-weighted assets		$1,821	$1,648	$1,773	$1,570
n/a = not applicable

21 Bank of America

Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2026 and December 31, 2025. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach	Advanced Approaches	Regulatory Minimum (1)
(Dollars in millions, except as noted)	September 30, 2026
Risk-based capital metrics:
Common equity tier 1 capital	$183,952	$183,952
Tier 1 capital	183,952	183,952
Total capital (2)	199,552	188,980
Risk-weighted assets (in billions)	1,568	1,295
Common equity tier 1 capital ratio	11.7%	14.2%	7.0%
Tier 1 capital ratio	11.7	14.2	8.5
Total capital ratio	12.7	14.6	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$2,600	$2,600
Tier 1 leverage ratio	7.1%	7.1%	5.0

Supplementary leverage exposure (in billions)		$3,157
Supplementary leverage ratio		5.8%	3.75

	December 31, 2025
Risk-based capital metrics:
Common equity tier 1 capital	$190,831	$190,831
Tier 1 capital	190,831	190,831
Total capital (2)	206,640	196,006
Risk-weighted assets (in billions)	1,530	1,227
Common equity tier 1 capital ratio	12.5%	15.6%	7.0%
Tier 1 capital ratio	12.5	15.6	8.5
Total capital ratio	13.5	16.0	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$2,592	$2,592
Tier 1 leverage ratio	7.4%	7.4%	5.0

Supplementary leverage exposure (in billions)		$3,101
Supplementary leverage ratio		6.2%	6.0
(1)Risk-based capital regulatory minimums at both September 30, 2026 and December 31, 2025 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the Tier 1 leverage ratios as of both period ends, and the SLR as of December 31, 2025, are the percent required to be considered well capitalized under the PCA framework.
(2)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(3)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of September 30, 2026 and December 31, 2025.

Bank of America 22

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC	Regulatory Minimum (1)	Long-term Debt	Regulatory Minimum (2)
(Dollars in millions)	September 30, 2026
Total eligible balance	$460,775		$222,845
Percentage of risk-weighted assets (3)	25.3%	22.0%	12.2%	9.0%
Percentage of supplementary leverage exposure	11.3	8.25	5.5	3.25

	December 31, 2025
Total eligible balance	$466,728		$225,518
Percentage of risk-weighted assets (3)	26.3%	22.0%	12.7%	9.0%
Percentage of supplementary leverage exposure	11.7	9.5	5.7	4.5
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
(3)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of September 30, 2026 and December 31, 2025.
Regulatory Developments
The following supplements the disclosure in Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Final Rules Issued
On September 30, 2026, the Federal Reserve issued two final rules on stress test-related capital requirements. The first expands public disclosures and establishes annual public-input processes for supervisory stress test scenarios, models and material changes to those models. Implementation of future changes in published models could affect the outcome of the Corporation’s stress test results.
The second modifies the capital plan rule and SCB requirements. Effective January 1, 2029, results from the two most recent annual supervisory stress tests will be averaged to determine the Corporation’s SCB requirement. In addition, the annual effective date of the SCB requirement will change from October 1st to January 1st beginning with the requirement effective January 1, 2028. The Corporation’s SCB will remain at 2.5 percent through December 31, 2027.
Proposed Rules Issued
On September 30, 2026, the Federal Reserve issued a notice of proposed rulemaking (NPR) that would revise the noninterest income model that projects each bank’s fee income under stress. On March 19, 2026, the Federal Reserve, OCC and the Federal Deposit Insurance Corporation issued an NPR regarding risk-based capital requirements for large banking organizations. Separately, the Federal Reserve issued an NPR that would revise the calculation of the G-SIB surcharge.
The Corporation is evaluating the potential impact of the proposed rules on its regulatory capital requirements. Any final rules issued are subject to change from the current proposals.
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
BofAS provides institutional services, and in accordance with the SEC alternative net capital requirements, is required to regularly maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. In accordance with CFTC net capital requirements, BofAS is required to hold a certain percentage of its customers' and affiliates' risk-based margin if greater than the SEC’s minimum net capital requirement. At September 30, 2026, BofAS had tentative net capital of $27.1 billion. BofAS also had regulatory net capital of $20.0 billion, which exceeded the minimum requirement of $4.9 billion.
MLPF&S provides retail services and is required to maintain net capital that is the greater of $250,000 or two percent of a certain component of its reserve calculation. At September 30, 2026, MLPF&S' regulatory net capital was $12.7 billion, which exceeded the minimum requirement of $218 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At September 30, 2026, MLI’s capital resources were $34.5 billion, which exceeded the minimum Pillar 1 requirement of $12.4 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At September 30, 2026, BofASE's capital resources were $11.5 billion, which exceeded the minimum Pillar 1 requirement of $4.3 billion.
In addition, MLI and BofASE remained conditionally registered with the SEC as security-based swap dealers, and maintained net liquid assets at September 30, 2026 that exceeded the applicable minimum requirements under the Exchange Act. The entities are also registered as swap dealers

23 Bank of America

with the CFTC and met applicable capital requirements at September 30, 2026.
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
Table 13 presents average GLS for the three months ended September 30, 2026 and December 31, 2025.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	September 30 2026	December 31 2025
Bank entities	$718	$789
Nonbank and other entities (1)	196	186
Total Average Global Liquidity Sources	$914	$975
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $354 billion and $343 billion at September 30, 2026 and December 31, 2025. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
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

Bank of America 24

securities and equities that we believe could be used to generate additional liquidity.
Table 14 presents the composition of average GLS for the three months ended September 30, 2026 and December 31, 2025.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	September 30 2026	December 31 2025
Cash on deposit	$229	$227
U.S. Treasury securities	285	371
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	354	336
Non-U.S. government securities (1)	46	41
Total Average Global Liquidity Sources	$914	$975
(1) Includes debt securities issued by multilateral development banks and the European Union.
Our GLS are substantially the same in composition as what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $696 billion and $667 billion for the three months ended September 30, 2026 and December 31, 2025. For the same periods, the average consolidated LCR was 113 percent and 112 percent. Our LCR may fluctuate due to normal business flows from customer activity.
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
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. At September 30, 2026, the Corporation and its insured depository institutions were in compliance with the U.S. NSFR. For more information, see the Basel Pillar 3 Disclosures for the quarters ended March 31, 2026 and June 30, 2026 on the Corporation’s website, the contents of which are not incorporated by reference into this Quarterly Report on Form 10-Q.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $2.04 trillion and $2.02 trillion at September 30, 2026 and December 31, 2025. Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Deposits
Our deposit base is well-diversified by clients, geography and product type across our business segments. At September 30, 2026, 47 percent of our deposits were in Consumer Banking, 14 percent in GWIM and 34 percent in Global Banking. We consider a substantial portion of our deposit base to be a stable, low-cost and consistent source of liquidity. At September 30, 2026, approximately 70 percent of consumer and small business deposits and approximately 83 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at September 30, 2026 and December 31, 2025, 27 percent and 26 percent of our deposits were noninterest bearing and were primarily operating accounts of our consumer and commercial clients. Deposits at September 30, 2026 increased $20.0 billion from December 31, 2025 primarily due to deposit growth in Global Banking, partially offset by lower deposits in GWIM and Consumer Banking.
During the three months ended September 30, 2026 and 2025, rates paid on deposits were 51 bps and 58 bps in Consumer Banking, 207 bps and 249 bps in GWIM, and 227 bps and 280 bps in Global Banking. For information on rates paid on consolidated deposit balances, see Table 6 on page 8.
Long-term Debt
During the nine months ended September 30, 2026, we issued $92.5 billion of long-term debt consisting of $24.3 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $29.0 billion of notes issued by Bank of America, N.A. and $39.2 billion of other debt, which was primarily structured notes.
During the nine months ended September 30, 2026, we had total long-term debt maturities and redemptions in the aggregate of $83.1 billion consisting of $29.4 billion for Bank of America Corporation, $24.8 billion for Bank of America, N.A. and $28.9 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at September 30, 2026.

25 Bank of America

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$413	$2,482	$30,219	$26,400	$11,920	$99,064	$170,498
Senior structured notes	589	2,421	704	1,682	1,021	15,362	21,779
Subordinated notes	2,154	2,000	861	—	—	20,045	25,060
Junior subordinated notes	—	198	—	—	—	557	755
Total Bank of America Corporation	3,156	7,101	31,784	28,082	12,941	135,028	218,092
Bank of America, N.A.
Senior notes	1,918	17,938	697	—	—	—	20,553
Subordinated notes	—	—	—	—	—	1,394	1,394
Advances from Federal Home Loan Banks	246	4,762	7	1	4	29	5,049
Securitizations and other bank VIEs (2)	1,497	1,234	1,723	1,949	542	180	7,125
Other	27	246	139	219	—	32	663
Total Bank of America, N.A.	3,688	24,180	2,566	2,169	546	1,635	34,784
Other debt
Structured liabilities	1,853	12,128	7,239	6,091	4,816	33,467	65,594
Nonbank VIEs (2)	—	—	23	1	8	185	217
Total other debt	1,853	12,128	7,262	6,092	4,824	33,652	65,811
Total	$8,697	$43,409	$41,612	$36,343	$18,311	$170,315	$318,687
(1)Total includes $162.4 billion of outstanding senior notes that are both TLAC eligible and callable one year before their stated maturities, including $2.6 billion during the remainder of 2026, and $27.3 billion, $27.5 billion, $11.9 billion and $20.9 billion during each year of 2027 through 2030, respectively, and $72.2 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in long-term debt on the Consolidated Balance Sheet.
Total long-term debt increased $871 million to $318.7 billion during the nine months ended September 30, 2026 primarily due to debt issuances, partially offset by maturities and valuation adjustments. We may, from time to time, repurchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the nine months ended September 30, 2026, we issued $45.3 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically use derivatives and/or investments to economically hedge the variable returns due on the structured notes so that the net cost, which is recognized in market making and similar activities, is similar to unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
The ratings and outlooks from Moody's Investors Service, Standard & Poor’s Global Ratings and Fitch Ratings for the Corporation have not changed from those disclosed in the Corporation's 2025 Annual Report on Form 10-K. On August 27, 2026, Moody's Investors Service assigned Aa2 long-term issuer ratings and Prime-1 short-term issuer ratings, each with a stable outlook, to BofAS and BofASE. The ratings and outlooks from Standard & Poor’s Global Ratings and Fitch Ratings for the Corporation's rated subsidiaries have not changed from those disclosed in the Corporation's 2025 Annual Report on Form 10-K.
For more information on additional collateral and termination payments that could be required in connection with certain over-the-counter derivative contracts and other trading agreements in the event of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation’s 2025 Annual Report on Form 10-K.

Bank of America 26

Table 16	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A1	P-1	Stable	A-	A-2	Stable	AA-	F1+	Stable
Bank of America, N.A.	Aa2	P-1	Stable	A+	A-1	Stable	AA	F1+	Stable
Bank of America Europe Designated Activity Company	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
BofA Securities, Inc.	Aa2	P-1	Stable	A+	A-1	Stable	AA	F1+	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
BofA Securities Europe SA	Aa2	P-1	Stable	A+	A-1	Stable	AA	F1+	Stable
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at September 30, 2026. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
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
During the nine months ended September 30, 2026, our net charge-off ratio decreased compared to the same period in 2025 primarily driven by lower commercial real estate office and credit card charge-offs. Commercial reservable criticized exposure decreased $4.8 billion compared to December 31, 2025 driven by commercial real estate as well as the commercial and industrial portfolio. Nonperforming loans decreased $260 million compared to December 31, 2025 driven by commercial real estate. Uncertainties surrounding geopolitical tensions, particularly related to the ongoing conflicts in the Middle East, and persistent inflationary pressures continue to weigh on the broader economic outlook. These factors have been assessed for any impacts to the portfolio and may contribute to future deterioration in credit quality metrics as they evolve.
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
Consumer Credit Portfolio
During the nine months ended September 30, 2026, the U.S. unemployment rate and home prices remained relatively stable. During the three months ended September 30, 2026, net charge-offs remained relatively unchanged at $997 million compared to the same period in 2025. During the nine months ended September 30, 2026, net charge-offs decreased $60 million to $3.1 billion compared to the same period in 2025, primarily due to improvement in the credit card portfolio.
The consumer allowance for loan and lease losses decreased $210 million to $8.2 billion from December 31, 2025. For more information, see Allowance for Credit Losses on page 39.
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

27 Bank of America

Table 17 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 17	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		September 30 2026	December 31 2025	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Residential mortgage (1)		$236,522	$236,302	$2,076	$2,008	$218	$207
Home equity		27,417	26,823	366	392	—	—
Credit card		107,342	106,027	n/a	n/a	1,211	1,351
Direct/Indirect consumer (2)		119,356	114,130	168	176	2	5
Other consumer		156	144	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$490,793	$483,426	$2,610	$2,576	$1,431	$1,563
Loans accounted for under the fair value option (3)		156	165
Total consumer loans and leases		$490,949	$483,591
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.53%	0.53%	0.29%	0.32%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.54	0.54	0.25	0.29
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2026 and December 31, 2025, residential mortgage included $123 million and $104 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $95 million and $103 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $50.9 billion and $55.3 billion, U.S. securities-based lending loans of $64.3 billion and $55.0 billion, and non-U.S. consumer loans of $3.3 billion and $3.0 billion at September 30, 2026 and December 31, 2025.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At September 30, 2026 and December 31, 2025, loans accounted for under the fair value option that were past due 90 days or more and not accruing interest were insignificant.
n/a = not applicable
Table 18 presents net charge-offs and related ratios for consumer loans and leases.

Table 18	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs (1)				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Residential mortgage	$—	$(1)	$6	$1	—%	—%	—%	—%
Home equity	(5)	(11)	(18)	(33)	(0.08)	(0.17)	(0.09)	(0.17)
Credit card	859	880	2,702	2,835	3.22	3.46	3.47	3.78
Direct/Indirect consumer	61	55	191	172	0.20	0.20	0.22	0.21
Other consumer	82	55	215	181	n/m	n/m	n/m	n/m
Total	$997	$978	$3,096	$3,156	0.81	0.82	0.86	0.90
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 48 percent of consumer loans and leases at September 30, 2026. Approximately 49 percent of the residential mortgage portfolio was in Consumer Banking, 48 percent was in GWIM and the remaining portion was in Global Markets and All Other.
Outstanding balances in the residential mortgage portfolio remained relatively unchanged during the nine months ended September 30, 2026.
At September 30, 2026 and December 31, 2025, the residential mortgage portfolio included $8.4 billion and $9.1 billion of outstanding fully-insured loans, of which $1.8 billion and $1.9 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 19 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Bank of America 28

Table 19	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		September 30 2026	December 31 2025	September 30 2026	December 31 2025
Outstandings		$236,522	$236,302	$228,085	$227,227
Accruing past due 30 days or more		1,685	1,609	1,270	1,159
Accruing past due 90 days or more		218	207	—	—
Nonperforming loans (2)		2,076	2,008	2,076	2,008
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		1	1	1	1
Refreshed FICO below 620		2	2	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio totaled $2.1 billion at September 30, 2026, relatively unchanged compared to December 31, 2025. Of the nonperforming residential mortgage loans at September 30, 2026, $1.2 billion, or 57 percent, were current on contractual payments. Excluding fully-insured loans, loans accruing past due 30 days or more increased $111 million to $1.3 billion during the nine months ended September 30, 2026.
Of the $228.1 billion in total residential mortgage loans outstanding at September 30, 2026, $66.9 billion, or 29 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.9 billion, or six percent, at September 30, 2026. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At September 30, 2026, $40 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.3 billion, or less than one percent, for the entire residential mortgage portfolio. In addition, at September 30, 2026, $182 million, or five percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $65 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three years to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2028 or later.
Table 20 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island Metropolitan Statistical Area (MSA) made up 14 percent and 15 percent of outstandings at September 30, 2026 and December 31, 2025. The Los Angeles-Long Beach-Santa Ana MSA within California represented 14 percent of outstandings at both September 30, 2026 and December 31, 2025.

Table 20	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	September 30 2026	December 31 2025	September 30 2026	December 31 2025	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2026	2025	2026	2025
California	$83,539	$82,719	$659	$601	$—	$(3)	$2	$(1)
New York	25,854	25,927	275	277	—	1	1	1
Florida	17,061	16,696	162	139	—	—	(1)	—
Massachusetts	9,543	9,674	44	51	(1)	—	(1)	—
New Jersey	9,294	9,474	77	83	(2)	—	(2)	—
Other	82,794	82,737	859	857	3	1	7	1
Residential mortgage loans	$228,085	$227,227	$2,076	$2,008	$—	$(1)	$6	$1
Fully-insured loan portfolio	8,437	9,075
Total residential mortgage loan portfolio	$236,522	$236,302
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
(2)Negative numbers represent net recoveries.
Home Equity
At September 30, 2026, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.

At September 30, 2026, 85 percent of the home equity portfolio was in Consumer Banking, 11 percent was in GWIM and the remainder of the portfolio was in All Other. Outstanding balances in the home equity portfolio increased $594 million during the nine months ended September 30, 2026 primarily due to draws on existing lines and new originations outpacing paydowns. Of the total home equity portfolio at September 30, 2026 and December 31, 2025, $8.8 billion and $8.9 billion, or 32 percent and 33 percent, were in first-lien positions.

29 Bank of America

At September 30, 2026, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.8 billion, or 18 percent, of our total home equity portfolio.

Unused HELOCs totaled $42.1 billion and $43.1 billion at September 30, 2026 and December 31, 2025. The HELOC utilization rate was 39 percent and 38 percent at September 30, 2026 and December 31, 2025.
Table 21 presents certain home equity portfolio key credit statistics.

Table 21	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	September 30 2026	December 31 2025
Outstandings	$27,417	$26,823
Accruing past due 30 days or more	73	87
Nonperforming loans (2)	366	392
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	3	3
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio decreased $26 million to $366 million during the nine months ended September 30, 2026. Of the nonperforming home equity loans at September 30, 2026, $233 million, or 64 percent, were current on contractual payments. In addition, $66 million, or 18 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged during the nine months ended September 30, 2026.
Of the $27.4 billion in total home equity portfolio outstandings at September 30, 2026, as shown in Table 21, nine percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $3.1 billion at September 30, 2026. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At September 30, 2026, $21 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at September 30, 2026, $188 million, or six percent, were nonperforming.
For our interest-only HELOC portfolio, we can determine how many of our home equity customers pay only the minimum amount due on their home equity loans and lines through a review of our HELOC portfolio that we service and is still in its revolving period. During the nine months ended September 30, 2026, 23 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 22 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 10 percent of the outstanding home equity portfolio at both September 30, 2026 and December 31, 2025. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent of the outstanding home equity portfolio at both September 30, 2026 and December 31, 2025.

Table 22	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	September 30 2026	December 31 2025	September 30 2026	December 31 2025	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2026	2025	2026	2025
California	$7,283	$7,219	$103	$108	$2	$(2)	$(1)	$(7)
Florida	2,568	2,588	40	43	(1)	(1)	(3)	(3)
New Jersey	1,919	1,871	24	27	(2)	(1)	(4)	(3)
Texas	1,743	1,674	16	17	—	—	1	—
New York	1,397	1,421	48	55	(2)	(2)	(4)	(5)
Other	12,507	12,050	135	142	(2)	(5)	(7)	(15)
Total home equity loan portfolio	$27,417	$26,823	$366	$392	$(5)	$(11)	$(18)	$(33)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
(2)Negative numbers represent net recoveries.
Credit Card
At September 30, 2026, 96 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio increased $1.3 billion during the nine months ended September 30, 2026 to $107.3 billion, as purchase volume and card transfers more than offset payments.
Net charge-offs decreased $21 million to $859 million and decreased $133 million to $2.7 billion during the three and nine months ended September 30, 2026 compared to the same periods in 2025, as asset quality continued to improve. Credit card loans 30 days or more past due decreased $116 million to $2.5 billion, and 90 days or more past due decreased $140 million to $1.2 billion during the nine months ended September 30, 2026.

Bank of America 30

Unused lines of credit for credit card increased to $436.5 billion at September 30, 2026 from $417.6 billion at December 31, 2025.
Table 23 presents certain state concentrations for the credit card portfolio.

Table 23	Credit Card State Concentrations

	Outstandings		Past Due 90 Days or More		Net Charge-offs
	September 30 2026	December 31 2025	September 30 2026	December 31 2025	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2026	2025	2026	2025
California	$17,752	$17,664	$215	$241	$162	$167	$496	$546
Florida	11,295	11,169	170	192	121	124	384	391
Texas	9,569	9,403	126	142	85	87	275	280
Washington	6,036	5,853	45	47	30	31	92	94
New York	5,888	5,822	70	80	51	53	160	171
Other	56,802	56,116	585	649	410	418	1,295	1,353
Total credit card portfolio	$107,342	$106,027	$1,211	$1,351	$859	$880	$2,702	$2,835
Direct/Indirect Consumer
At September 30, 2026, 43 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 57 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased $5.2 billion during the nine months ended September 30, 2026 to $119.4 billion driven by an increase in securities-based lending.
Table 24 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 24	Direct/Indirect State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	September 30 2026	December 31 2025	September 30 2026	December 31 2025	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2026	2025	2026	2025
California	$17,982	$17,247	$40	$44	$22	$15	$69	$44
Florida	16,518	15,127	18	20	7	6	21	21
Texas	11,571	11,051	16	17	7	7	21	21
New York	8,626	8,019	23	10	2	3	6	10
New Jersey	5,112	4,740	5	6	1	1	4	4
Other	59,547	57,946	66	79	22	23	70	72
Total direct/indirect loan portfolio	$119,356	$114,130	$168	$176	$61	$55	$191	$172
Other Consumer
Other consumer primarily consists of deposit overdraft balances. Net charge-offs increased $27 million to $82 million and $34 million to $215 million during the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily driven by higher overdraft losses.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 25 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and nine months ended September 30, 2026 and 2025. Nonperforming consumer loans totaled $2.6 billion at September 30, 2026, relatively unchanged compared to December 31, 2025.

At September 30, 2026, $481 million, or 18 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at September 30, 2026, $1.5 billion, or 56 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
During the nine months ended September 30, 2026, foreclosed properties decreased $4 million to $86 million.

31 Bank of America

Table 25	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025
Nonperforming loans and leases, beginning of period	$2,590	$2,564	$2,576	$2,647
Additions	291	253	991	759
Reductions:
Paydowns and payoffs	(118)	(137)	(371)	(380)
Sales	—	(1)	(87)	(3)
Returns to performing status (1)	(133)	(136)	(439)	(447)
Charge-offs	(15)	(5)	(42)	(23)
Transfers to foreclosed properties	(5)	(7)	(18)	(22)
Total net additions (reductions) to nonperforming loans and leases	20	(33)	34	(116)
Total nonperforming loans and leases, September 30	2,610	2,531	2,610	2,531
Foreclosed properties, September 30	86	97	86	97
Nonperforming consumer loans, leases and foreclosed properties, September 30	$2,696	$2,628	$2,696	$2,628
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	0.53%	0.53%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (2)	0.55	0.54
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
Commercial Credit Portfolio
Outstanding commercial loans and leases increased $58.2 billion during the nine months ended September 30, 2026 due to growth in U.S. and Non-U.S. commercial, primarily in Global Banking and GWIM. During the nine months ended September 30, 2026, commercial credit quality improved, as the reservable criticized utilized exposure decreased $4.8 billion and reservable criticized utilized exposure rate improved to 2.49 percent from 3.37 percent as of December 31, 2025. Nonperforming commercial loans decreased $294 million during the nine months ended September 30, 2026, primarily due to commercial real estate. Commercial net charge-offs decreased $37 million to $352 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to lower charge-offs in the U.S. Commercial portfolio. For the nine months ended September 30, 2026, commercial net charge-offs decreased $114 million to $1.1 billion compared to the same period in 2025, reflecting continued asset quality improvement in the commercial real estate portfolio, partially offset by higher charge-offs in the commercial and industrial portfolio.
We are closely monitoring emerging trends, including the ongoing conflicts in the Middle East and elevated energy prices, as well as borrower performance in the current environment.
The commercial allowance for loan and lease losses remained relatively unchanged during the nine months ended September 30, 2026 at $4.8 billion. For more information, see Allowance for Credit Losses on page 39.
Total commercial utilized credit exposure increased $81.3 billion during the nine months ended September 30, 2026 to $889.7 billion primarily driven by higher loans and leases, as well as derivative assets. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 56 percent and 55 percent at September 30, 2026 and December 31, 2025, respectively.
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

Bank of America 32

Table 26	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	September 30 2026	December 31 2025	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Loans and leases	$760,311	$702,109	$619,089	$596,676	$1,379,400	$1,298,785
Derivative assets (5)	53,148	40,881	—	—	53,148	40,881
Standby letters of credit and financial guarantees	41,364	35,048	2,289	2,081	43,653	37,129
Debt securities and other investments	20,257	19,155	3,646	3,391	23,903	22,546
Loans held-for-sale	5,049	3,450	12,372	17,151	17,421	20,601
Operating leases	6,590	5,686	—	—	6,590	5,686
Commercial letters of credit	918	748	—	—	918	748
Other	2,100	1,312	—	—	2,100	1,312
Total	$889,737	$808,389	$637,396	$619,299	$1,527,133	$1,427,688
(1)Commercial utilized exposure includes loans of $3.2 billion and $3.3 billion accounted for under the fair value option at September 30, 2026 and December 31, 2025.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $3.7 billion and $2.3 billion at September 30, 2026 and December 31, 2025.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.5 billion and $10.6 billion at September 30, 2026 and December 31, 2025.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $33.6 billion and $27.2 billion at September 30, 2026 and December 31, 2025. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $83.6 billion and $71.4 billion at September 30, 2026 and December 31, 2025, which consists primarily of other marketable securities.
Nonperforming commercial loans decreased $294 million during the nine months ended September 30, 2026, driven by commercial real estate. Table 27 presents our commercial loans and leases portfolio and related credit quality information at September 30, 2026 and December 31, 2025.

Table 27	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2026	December 31 2025	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Commercial and industrial:
U.S. commercial	$472,395	$436,242	$1,702	$1,404	$225	$302
Non-U.S. commercial	170,299	155,045	249	80	15	9
Total commercial and industrial	642,694	591,287	1,951	1,484	240	311
Commercial real estate	75,222	68,748	888	1,596	40	10
Commercial lease financing	15,265	16,241	59	97	18	33
	733,181	676,276	2,898	3,177	298	354
U.S. small business commercial (1)	23,945	22,500	36	51	175	204
Commercial loans excluding loans accounted for under the fair value option	$757,126	$698,776	$2,934	$3,228	$473	$558
Loans accounted for under the fair value option (2)	3,185	3,333
Total commercial loans and leases	$760,311	$702,109
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.1 billion and $2.1 billion and non-U.S. commercial of $1.0 billion and $1.2 billion at September 30, 2026 and December 31, 2025. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 28 presents net charge-offs and related ratios for the three and nine months ended September 30, 2026 and 2025.

Table 28	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Commercial and industrial:
U.S. commercial	$80	$135	$392	$334	0.07%	0.13%	0.12%	0.11%
Non-U.S. commercial	36	—	96	7	0.09	—	0.08	0.01
Total commercial and industrial	116	135	488	341	0.07	0.09	0.11	0.08
Commercial real estate	105	120	163	445	0.56	0.72	0.31	0.90
Commercial lease financing	(1)	—	11	1	—	—	0.09	0.01
	220	255	662	787	0.12	0.16	0.13	0.17
U.S. small business commercial	132	134	412	401	2.22	2.41	2.37	2.49
Total commercial	$352	$389	$1,074	$1,188	0.19	0.23	0.20	0.24
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.

33 Bank of America

Table 29 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure of $19.9 billion decreased
$4.8 billion, or 20 percent, during the nine months ended September 30, 2026 primarily driven by commercial real estate and U.S. commercial. At both September 30, 2026 and December 31, 2025, 87 percent of commercial reservable criticized utilized exposure was secured.

Table 29		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	September 30, 2026		December 31, 2025
Commercial and industrial:
U.S. commercial	$10,960	2.16%	$12,239	2.63%
Non-U.S. commercial	2,517	1.43	2,803	1.74
Total commercial and industrial	13,477	1.97	15,042	2.40
Commercial real estate	5,058	6.61	8,356	11.91
Commercial lease financing	542	3.55	471	2.90
	19,077	2.46	23,869	3.35
U.S. small business commercial	829	3.46	879	3.91
Total commercial reservable criticized utilized exposure	$19,906	2.49	$24,748	3.37
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $19.0 billion and $23.9 billion and commercial letters of credit of $865 million and $869 million at September 30, 2026 and December 31, 2025.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At September 30, 2026, 56 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 25 percent in Global Markets, 18 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $36.2 billion, or eight percent, during the nine months ended September 30, 2026 primarily driven by Global Banking and GWIM. Reservable criticized utilized exposure decreased $1.3 billion, or 10 percent, driven by a broad range of industries.
Non-U.S. Commercial
At September 30, 2026, 52 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 47 percent in Global Markets. Non-U.S. commercial loans increased $15.3 billion, or 10 percent, during the nine months ended September 30, 2026 primarily driven by Global Banking. Reservable criticized utilized exposure decreased $286 million, or 10 percent. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 38.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $6.5 billion, or nine percent, during the nine months ended September 30, 2026 to
$75.2 billion, driven by growth across multiple property types. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 20 percent of commercial real estate at both September 30, 2026 and December 31, 2025. Industrial/Warehouse loans represented the largest property type concentration at 19 percent of commercial real estate at both September 30, 2026 and December 31, 2025. Office loans decreased $1.5 billion, or 12 percent, from December 31, 2025 and represented less than one percent of total loans for the Corporation.
Reservable criticized utilized exposure for commercial real estate decreased $3.3 billion, or 39 percent, during the nine months ended September 30, 2026. Reservable criticized exposure for the office property type was $2.6 billion at September 30, 2026, representing a decrease of $897 million, or 26 percent, from December 31, 2025. Approximately $1.8 billion of office loans are scheduled to mature by the end of 2026.
During the three and nine months ended September 30, 2026, net charge-offs decreased $15 million and $282 million to $105 million and $163 million compared to the same periods in 2025 driven by office loans. We use a number of proactive risk mitigation initiatives designed to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Bank of America 34

Table 30 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 30	Outstanding Commercial Real Estate Loans

(Dollars in millions)	September 30 2026	December 31 2025
By Geographic Region
Northeast	$16,274	$17,044
California	14,839	13,916
Southwest	11,240	8,412
Southeast	6,404	6,958
Florida	6,147	5,167
Midwest	3,897	2,862
Midsouth	3,757	2,962
Illinois	2,920	2,513
Northwest	1,607	1,451
Non-U.S.	6,253	6,021
Other	1,884	1,442
Total outstanding commercial real estate loans	$75,222	$68,748
By Property Type
Non-residential
Industrial / Warehouse	$14,176	$13,031
Multi-family rental	12,061	10,986
Office	10,908	12,447
Shopping centers / Retail	9,562	6,947
Hotel / Motels	4,895	4,629
Multi-use	2,366	2,509
Other	19,745	17,295
Total non-residential	73,713	67,844
Residential	1,509	904
Total outstanding commercial real estate loans	$75,222	$68,748
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking. Credit card-related products were 50 percent and 51 percent of the U.S. small business commercial portfolio at September 30, 2026 and December 31, 2025, and represented 97 percent and 96 percent of net charge-offs for the three and nine months ended September 30, 2026. Accruing loans that were past due 90 days or more decreased $29 million during the nine months ended September 30, 2026.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 31 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and nine months ended September 30, 2026 and 2025. Nonperforming loans do not include loans accounted for under the fair value option. During the nine months ended September 30, 2026, nonperforming commercial loans and leases decreased $294 million to $2.9 billion. At September 30, 2026, 92 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 47 percent were contractually current. Commercial nonperforming loans were carried at 79 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

35 Bank of America

Table 31	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025
Nonperforming loans and leases, beginning of period	$3,161	$3,417	$3,228	$3,328
Additions	432	550	1,777	2,299
Reductions:
Paydowns	(297)	(834)	(780)	(1,593)
Sales	(57)	(19)	(408)	(126)
Returns to performing status (3)	(79)	(12)	(152)	(240)
Charge-offs	(226)	(286)	(717)	(852)
Transfers to foreclosed properties	—	—	(14)	—
Total net (reductions) to nonperforming loans and leases	(227)	(601)	(294)	(512)
Total nonperforming loans and leases, September 30	2,934	2,816	2,934	2,816
Foreclosed properties, September 30	19	26	19	26
Nonperforming commercial loans, leases and foreclosed properties, September 30	$2,953	$2,842	$2,953	$2,842
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.39%	0.41%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.39	0.42
(1)Balances do not include nonperforming loans held-for-sale of $334 million and $521 million at September 30, 2026 and 2025.
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
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $99.4 billion during the nine months ended September 30, 2026 to $1.5 trillion. The increase in commercial committed exposure was primarily concentrated in Asset managers and funds, Capital goods, Real estate and Individuals and trusts.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Risk Mitigation in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $257.4 billion, increased $23.1 billion, or 10 percent, during the nine months ended September 30, 2026, which was primarily driven by investment-grade exposures.
Finance companies, our second largest industry concentration with committed exposure of $135.1 billion, increased $5.5 billion, or four percent, during the nine months ended September 30, 2026, which was primarily driven by Consumer finance.
Capital goods, our third largest industry concentration with committed exposure of $118.8 billion, increased $10.0 billion, or nine percent, during the nine months ended September 30, 2026. The increase in committed exposure was driven by increases in Industrial conglomerates, Machinery, and Trading companies and distributors, partially offset by a decrease in Construction and engineering.
Geopolitical tensions, particularly related to the ongoing conflicts in the Middle East, and higher costs associated with persistent inflationary pressures have led to increased uncertainty in the U.S. and global economies and have adversely impacted, and may continue to adversely impact, a number of industries. We continue to monitor these risks.

Bank of America 36

Table 32	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Asset managers and funds	$168,022	$149,178	$257,435	$234,323
Finance companies	100,138	94,444	135,102	129,652
Capital goods	56,350	54,293	118,771	108,722
Real estate (3)	74,731	69,939	106,632	99,454
Healthcare equipment and services	39,308	35,417	72,654	71,944
Individuals and trusts	52,513	43,556	66,819	59,713
Materials	30,078	29,094	62,261	61,872
Consumer services	30,645	29,757	57,498	55,291
Retailing	28,014	25,648	57,082	55,313
Food, beverage and tobacco	25,614	25,561	55,497	51,016
Government and public education	33,645	33,874	52,585	50,898
Commercial services and supplies	27,566	24,680	50,269	46,058
Utilities	20,721	18,670	48,481	43,554
Energy	17,108	13,199	42,453	39,122
Transportation	25,966	24,772	42,173	37,707
Media	15,029	11,324	37,900	43,691
Technology hardware and equipment	16,042	11,488	36,125	30,519
Software and services	16,470	15,317	34,170	32,070
Global commercial banks	28,173	22,377	31,804	25,327
Insurance	13,332	11,443	26,667	23,762
Pharmaceuticals and biotechnology	9,211	7,166	26,528	23,325
Vehicle dealers	19,888	19,222	25,974	24,669
Consumer durables and apparel	9,812	9,612	21,861	23,299
Automobiles and components	7,551	8,129	17,514	17,284
Telecommunication services	8,687	6,525	17,184	15,686
Food and staples retailing	6,212	5,313	11,772	10,836
Financial markets infrastructure (clearinghouses)	6,721	6,101	9,767	8,336
Religious and social organizations	2,190	2,290	4,155	4,245
Total commercial credit exposure by industry	$889,737	$808,389	$1,527,133	$1,427,688
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.5 billion and $10.6 billion at September 30, 2026 and December 31, 2025.
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
At September 30, 2026 and December 31, 2025, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $12.0 billion and $14.5 billion. We recorded net losses of $6 million and $40 million for the three and nine months ended September 30, 2026 compared to net losses of $39 million and $95 million for the three and nine months ended September 30, 2025. The net losses on these instruments were largely offset by net gains on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 38. For more information, see Trading Risk Management on page 41.
Tables 33 and 34 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2026 and December 31, 2025.

Table 33	Net Credit Default Protection by Maturity

	September 30 2026	December 31 2025
Less than or equal to one year	28%	37%
Greater than one year and less than or equal to five years	69	61
Greater than five years	3	2
Total net credit default protection	100%	100%

37 Bank of America

Table 34	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	September 30, 2026		December 31, 2025
Ratings (2, 3)
AAA	$(150)	1.3%	$(145)	1.0%
AA	(2,126)	17.7	(1,968)	13.5
A	(4,659)	38.9	(6,348)	43.7
BBB	(3,459)	28.8	(4,639)	31.9
BB	(690)	5.8	(697)	4.8
B	(290)	2.4	(441)	3.0
CCC and below	(29)	0.2	(17)	0.1
NR (4)	(589)	4.9	(270)	2.0
Total net credit default protection	$(11,992)	100.0%	$(14,525)	100.0%
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
Table 35 presents our 20 largest non-U.S. country exposures at September 30, 2026. These exposures accounted for 91 percent of our total non-U.S. exposure at September 30, 2026 and 88 percent at December 31, 2025. Net country exposure for these 20 countries increased $25.7 billion from December 31, 2025 primarily driven by increases in the United Kingdom, Australia, India and France.

Table 35	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at September 30 2026	Hedges and Credit Default Protection	Net Country Exposure at September 30 2026	Increase (Decrease) from December 31 2025
United Kingdom	$37,834	$20,101	$10,121	$8,147	$76,203	$(2,826)	$73,377	$8,762
Germany	22,663	13,660	2,262	4,003	42,588	(1,697)	40,891	1,783
Australia	28,082	6,549	841	1,903	37,375	(384)	36,991	4,119
Canada	13,886	11,931	2,734	4,346	32,897	(450)	32,447	684
France	14,428	11,556	1,621	5,938	33,543	(2,468)	31,075	3,513
Brazil	13,000	1,335	1,289	5,587	21,211	(108)	21,103	3,109
Japan	9,121	1,658	2,889	5,234	18,902	(998)	17,904	(1,075)
India	10,602	210	1,059	3,333	15,204	(83)	15,121	3,745
Switzerland	5,437	6,379	1,046	207	13,069	(420)	12,649	(30)
Singapore	5,000	801	612	5,360	11,773	(128)	11,645	272
China	4,624	488	1,337	4,654	11,103	(330)	10,773	(160)
Italy	6,457	3,452	321	888	11,118	(789)	10,329	1,471
South Korea	5,627	1,270	1,049	2,601	10,547	(624)	9,923	390
Ireland	7,525	1,396	512	331	9,764	(118)	9,646	(974)
Netherlands	3,525	3,155	736	2,638	10,054	(629)	9,425	(3,234)
Mexico	5,084	2,204	596	1,846	9,730	(389)	9,341	(418)
Spain	3,006	2,500	759	2,388	8,653	(540)	8,113	1,349
Hong Kong	3,134	528	851	1,262	5,775	(107)	5,668	(12)
Belgium	1,597	1,707	762	641	4,707	(178)	4,529	1,168
Taiwan	3,233	—	716	428	4,377	(43)	4,334	1,269
Total top 20 non-U.S. countries exposure	$203,865	$90,880	$32,113	$61,735	$388,593	$(13,309)	$375,284	$25,731
Our largest non-U.S. country exposure at September 30, 2026 was the United Kingdom with net exposure of $73.4 billion, which increased $8.8 billion from December 31, 2025 primarily due to increased net counterparty exposure. Our second largest non-U.S. country exposure was Germany with net exposure of $40.9 billion at September 30, 2026, which increased $1.8 billion from December 31, 2025 primarily due to increased corporate exposures. We continue to closely monitor the ongoing conflicts in the Middle East and potential impacts on our portfolio and borrowers, including through elevated energy prices, increased market volatility, supply chain disruptions and related macroeconomic effects.

Bank of America 38

Allowance for Credit Losses
The allowance for credit losses decreased $196 million from December 31, 2025 to $14.2 billion at September 30, 2026, which included a $200 million reserve decrease related to the consumer portfolio and $4 million reserve increase related to the commercial portfolio. Table 36 presents an allocation of the allowance for credit losses by product type at September 30, 2026 and December 31, 2025.

Table 36	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	September 30, 2026			December 31, 2025
Allowance for loan and lease losses
Residential mortgage	$313	2.41%	0.13%	$294	2.23%	0.12%
Home equity	128	0.98	0.47	122	0.92	0.46
Credit card	7,012	53.90	6.53	7,197	54.51	6.79
Direct/Indirect consumer	663	5.10	0.56	713	5.40	0.63
Other consumer	54	0.42	n/m	54	0.41	n/m
Total consumer	8,170	62.81	1.66	8,380	63.47	1.73
U.S. commercial (2)	3,100	23.84	0.62	2,967	22.47	0.65
Non-U.S. commercial	827	6.36	0.49	801	6.07	0.52
Commercial real estate	854	6.57	1.14	1,007	7.63	1.46
Commercial lease financing	54	0.42	0.36	48	0.36	0.29
Total commercial	4,835	37.19	0.64	4,823	36.53	0.69
Allowance for loan and lease losses	13,005	100.00%	1.04	13,203	100.00%	1.12
Reserve for unfunded lending commitments	1,179			1,177
Allowance for credit losses	$14,184			$14,380
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.4 billion at both September 30, 2026 and December 31, 2025.
n/m = not meaningful
Table 37 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three and nine months ended September 30, 2026 and 2025. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

39 Bank of America

Table 37	Allowance for Credit Losses

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2026	2025	2026	2025
Allowance for loan and lease losses, beginning of period		$13,114	$13,291	$13,203	$13,240
Loans and leases charged off
Residential mortgage		(7)	(6)	(25)	(18)
Home equity		(9)	(3)	(23)	(11)
Credit card		(1,097)	(1,083)	(3,391)	(3,409)
Direct/Indirect consumer		(90)	(88)	(283)	(274)
Other consumer		(87)	(59)	(230)	(195)
Total consumer charge-offs		(1,290)	(1,239)	(3,952)	(3,907)
U.S. commercial (1)		(233)	(326)	(878)	(868)
Non-U.S. commercial		(37)	—	(98)	(8)
Commercial real estate		(107)	(135)	(201)	(471)
Commercial lease financing		—	(1)	(15)	(4)
Total commercial charge-offs		(377)	(462)	(1,192)	(1,351)
Total loans and leases charged off		(1,667)	(1,701)	(5,144)	(5,258)
Recoveries of loans and leases previously charged off
Residential mortgage		7	7	19	17
Home equity		14	14	41	44
Credit card		238	203	689	574
Direct/Indirect consumer		29	33	92	102
Other consumer		5	4	15	14
Total consumer recoveries		293	261	856	751
U.S. commercial (2)		21	57	74	133
Non-U.S. commercial		1	—	2	1
Commercial real estate		2	15	38	26
Commercial lease financing		1	1	4	3
Total commercial recoveries		25	73	118	163
Total recoveries of loans and leases previously charged off		318	334	974	914
Net charge-offs		(1,349)	(1,367)	(4,170)	(4,344)
Provision for loan and lease losses		1,240	1,328	3,970	4,354
Other		—	—	2	2
Allowance for loan and lease losses, September 30		13,005	13,252	13,005	13,252
Reserve for unfunded lending commitments, beginning of period		1,150	1,143	1,177	1,096
Provision for unfunded lending commitments		29	(33)	2	13
Other		—	(1)	—	—
Reserve for unfunded lending commitments, September 30		1,179	1,109	1,179	1,109
Allowance for credit losses, September 30		$14,184	$14,361	$14,184	$14,361

Loan and allowance ratios (3):
Loans and leases outstanding at September 30		$1,247,919	$1,159,206	$1,247,919	$1,159,206
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30		1.04%	1.14%	1.04%	1.14%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30		1.66	1.78	1.66	1.78
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30		0.64	0.70	0.64	0.70
Average loans and leases outstanding		$1,222,860	$1,146,430	$1,207,359	$1,119,173
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.44%	0.47%	0.46%	0.52%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30		235	248	235	248
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs		2.43	2.44	2.33	2.28
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4)		$8,317	$8,549	$8,317	$8,549
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4)		85%	88%	85%	88%
(1)Includes U.S. small business commercial charge-offs of $145 million and $451 million for the three and nine months ended September 30, 2026 compared to $147 million and $443 million for the same periods in 2025.
(2)Includes U.S. small business commercial recoveries of $13 million and $39 million for the three and nine months ended September 30, 2026 compared to $13 million and $42 million for the same periods in 2025.
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
Table 38 presents period-end, average, high and low daily trading VaR for the three months ended September 30, 2026, June 30, 2026 and September 30, 2025, as well as average daily trading VaR for the nine months ended September 30, 2026 and 2025 using a 99 percent confidence level.

Table 38	Market Risk VaR for Trading Activities

	Three Months Ended												Nine Months Ended September 30
	September 30, 2026				June 30, 2026				September 30, 2025
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2026 Average	2025 Average
Foreign exchange	$14	$13	$22	$8	$13	$16	$32	$8	$17	$18	$33	$10	$14	$18
Interest rate	48	40	57	27	36	35	50	27	47	52	67	38	35	56
Credit	40	37	48	29	49	39	50	31	36	38	46	32	38	48
Mortgage	24	23	27	20	20	21	26	18	29	28	30	26	24	33
Equity	24	29	36	23	36	33	50	24	25	22	29	15	31	22
Commodities	10	12	17	8	13	13	17	8	9	8	9	7	13	9
Portfolio diversification	(99)	(103)	n/a	n/a	(122)	(108)	n/a	n/a	(106)	(100)	n/a	n/a	(106)	(106)
Total trading positions portfolio VaR	61	51	64	40	45	49	66	38	57	66	82	53	49	80
Fair value option loans	34	26	35	19	18	22	33	16	14	15	17	12	22	21
Fair value option hedges	20	16	20	12	14	14	24	10	7	8	13	6	13	14
Fair value option portfolio diversification	(37)	(28)	n/a	n/a	(22)	(25)	n/a	n/a	(11)	(13)	n/a	n/a	(23)	(22)
Total fair value option portfolio	17	14	19	10	10	11	13	9	10	10	11	9	12	13
Portfolio diversification	(11)	(9)	n/a	n/a	(7)	(8)	n/a	n/a	(6)	(5)	n/a	n/a	(8)	(7)
Total market-based portfolio	$67	$56	72	43	$48	$52	69	43	$61	$71	84	57	$53	$86
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
Additional VaR statistics produced within our single VaR model are provided in Table 39 at the same level of detail as in Table 38. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 39 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended September 30, 2026, June 30, 2026 and September 30, 2025.

Table 39	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	September 30, 2026		June 30, 2026		September 30, 2025
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$13	$6	$16	$8	$18	$9
Interest rate	40	22	35	18	52	26
Credit	37	15	39	16	38	16
Mortgage	23	11	21	12	28	16
Equity	29	14	33	15	22	10
Commodities	12	7	13	5	8	5
Portfolio diversification	(103)	(50)	(108)	(51)	(100)	(53)
Total trading positions portfolio VaR	51	25	49	23	66	29
Fair value option loans	26	14	22	13	15	9
Fair value option hedges	16	10	14	9	8	5
Fair value option portfolio diversification	(28)	(17)	(25)	(16)	(13)	(8)
Total fair value option portfolio	14	7	11	6	10	6
Portfolio diversification	(9)	(4)	(8)	(5)	(5)	(4)
Total market-based portfolio	$56	$28	$52	$24	$71	$31
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.

During the three months ended September 30, 2026, there were four days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period. During the nine months ended September 30, 2026, there were seven days with losses that exceeded our total covered portfolio VaR.

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

The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 and March 31, 2026. During the three months ended September 30, 2026, positive trading-related revenue was recorded for 98 percent of the trading days, of which 94 percent were daily trading gains of over $25 million. This compares to the three months ended June 30, 2026, where positive trading-related revenue was recorded for 100 percent of the trading days, of which 98 percent were daily trading gains of over $25 million. During the three months ended March 31, 2026, positive trading-related revenue was recorded for 100 percent of the trading days, of which 97 percent were daily trading gains of over $25 million.

Histogram of Daily Trading-related Revenue
Number of Days
35
30
25
20
15
10
5
0
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended Mar 31, 2026
Three Months Ended Jun 30, 2026
Three Months Ended Sep 30, 2026

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
Table 40 presents the spot and 12-month forward rates used in developing the forward curve used in our baseline forecasts at September 30, 2026 and December 31, 2025.

Table 40	Forward Rates

	Federal Funds	SOFR	10-Year SOFR
	September 30, 2026
Spot rates	4.00%	3.90%	4.90%
12-month forward rates	5.00	4.83	4.98

	December 31, 2025
Spot rates	3.75%	3.87%	3.80%
12-month forward rates	3.25	3.11	3.89
Table 41 shows the potential pretax impact to forecasted net interest income over the next 12 months from September 30, 2026 and December 31, 2025 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the

43 Bank of America

current rate environment. Amounts presented reflect dynamic deposit sensitivities, which incorporate behavioral customer deposit balance changes that could occur under various scenarios. For more information, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2025 Annual Report on Form 10-K.

Table 41	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes
	Short Rate (bps)	Long Rate (bps)
(Dollars in billions)			September 30 2026	December 31 2025
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$1.4	$0.7
-100 bps instantaneous shift	-100	-100	(1.9)	(2.0)
+200 bps instantaneous shift	+200	+200	2.5	0.8
-200 bps instantaneous shift	-200	-200	(5.2)	(4.9)
Flatteners
Short-end instantaneous change	+100	—	1.3	0.5
Long-end instantaneous change	—	-100	(0.2)	(0.3)
Steepeners
Short-end instantaneous change	-100	—	(1.7)	(1.7)
Long-end instantaneous change	—	+100	0.1	0.3
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

Bank of America 44

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

45 Bank of America

Non-GAAP Reconciliations
Table 42 provides reconciliations of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

Table 42	Average and Period-end Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)
						Nine Months Ended September 30
	2026 Quarters			2025 Quarters
(Dollars in millions)	Third	Second	First	Fourth	Third	2026	2025
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$275,885	$275,988	$276,753	$277,881	$275,149	$276,205	$273,274
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,797)	(1,815)	(1,834)	(1,853)	(1,873)	(1,815)	(1,893)
Related deferred tax liabilities	815	820	825	827	839	820	845
Tangible common shareholders’ equity	$205,882	$205,972	$206,723	$207,834	$205,094	$206,189	$203,205
Reconciliation of period-end common shareholders’ equity to period-end tangible common shareholders’ equity
Common shareholders’ equity	$271,753	$276,098	$275,672	$277,251	$276,445
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,784)	(1,803)	(1,821)	(1,841)	(1,860)
Related deferred tax liabilities	812	816	821	825	828
Tangible common shareholders’ equity	$201,760	$206,090	$205,651	$207,214	$206,392
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,427,704	$3,499,191	$3,496,186	$3,411,738	$3,403,149
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,784)	(1,803)	(1,821)	(1,841)	(1,860)
Related deferred tax liabilities	812	816	821	825	828
Tangible assets	$3,357,711	$3,429,183	$3,426,165	$3,341,701	$3,333,096
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Bank of America 46

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2026	2025	2026	2025
Net interest income
Interest income	$34,257	$35,366	$101,448	$104,305
Interest expense	17,808	20,133	53,257	59,959
Net interest income	16,449	15,233	48,191	44,346

Noninterest income
Fees and commissions	10,797	10,337	32,426	29,221
Market making and similar activities	2,360	3,203	10,174	9,940
Other income (loss)	352	267	997	1,223
Total noninterest income	13,509	13,807	43,597	40,384
Total revenue, net of interest expense	29,958	29,040	91,788	84,730

Provision for credit losses	1,269	1,295	3,972	4,367

Noninterest expense
Compensation and benefits	10,969	10,523	33,290	31,744
Information processing and communications	2,008	1,827	5,950	5,540
Occupancy and equipment	1,967	1,872	5,781	5,564
Product delivery and transaction related	1,170	1,025	3,623	2,913
Professional fees	606	606	1,762	1,898
Marketing	669	572	1,938	1,641
Other general operating	2,333	912	4,536	2,990
Total noninterest expense	19,722	17,337	56,880	52,290
Income before income taxes	8,967	10,408	30,936	28,073
Income tax expense	2,034	2,076	6,345	5,211
Net income	$6,933	$8,332	$24,591	$22,862
Preferred stock dividends and other	392	429	1,147	1,126
Net income applicable to common shareholders	$6,541	$7,903	$23,444	$21,736

Per common share information
Earnings	$0.93	$1.06	$3.28	$2.87
Diluted earnings	0.91	1.04	3.23	2.84
Average common shares issued and outstanding	7,052.5	7,466.0	7,152.7	7,574.5
Average diluted common shares issued and outstanding	7,222.2	7,627.1	7,312.5	7,724.7

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025
Net income	$6,933	$8,332	$24,591	$22,862
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	(1,871)	438	(2,348)	489
Net change in debit valuation adjustments	90	(305)	349	(161)
Net change in derivatives	(1,496)	636	(2,874)	3,145
Employee benefit plan adjustments	39	(16)	110	37
Net change in foreign currency translation adjustments	1	6	19	30
Other comprehensive income (loss)	(3,237)	759	(4,744)	3,540
Comprehensive income	$3,696	$9,091	$19,847	$26,402

See accompanying Notes to Consolidated Financial Statements.

47 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
(Dollars in millions)	September 30 2026	December 31 2025
Assets
Cash and due from banks	$26,907	$28,595
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	222,736	203,250
Cash and cash equivalents	249,643	231,845
Time deposits placed and other short-term investments	8,638	7,474
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $217,522 and $185,491 measured at fair value)	347,125	316,578
Trading account assets (includes $161,758 and $185,869 pledged as collateral)	332,475	366,954
Derivative assets	53,148	40,881
Debt securities:
Carried at fair value	345,636	402,975
Held-to-maturity, at amortized cost (fair value $392,513 and $442,430)	496,398	522,660
Total debt securities	842,034	925,635
Loans and leases (includes $3,341 and $3,498 measured at fair value)	1,251,260	1,185,700
Allowance for loan and lease losses	(13,005)	(13,203)
Loans and leases, net of allowance	1,238,255	1,172,497
Premises and equipment, net	13,906	12,516
Goodwill	69,021	69,021
Loans held-for-sale (includes $3,914 and $2,271 measured at fair value)	8,102	5,165
Customer and other receivables	91,685	98,186
Other assets (includes $6,469 and $9,058 measured at fair value)	173,672	164,986
Total assets	$3,427,704	$3,411,738

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$534,129	$517,834
Interest-bearing (includes $2,144 and $1,223 measured at fair value)	1,357,525	1,361,177
Deposits in non-U.S. offices:
Noninterest-bearing	14,545	14,216
Interest-bearing	132,559	125,502
Total deposits	2,038,758	2,018,729
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $196,662 and $223,067 measured at fair value)	315,418	344,716
Trading account liabilities	109,805	105,996
Derivative liabilities	49,246	42,076
Short-term borrowings (includes $14,044 and $8,051 measured at fair value)	62,230	48,088
Accrued expenses and other liabilities (includes $5,581 and $8,996 measured at fair value and $1,179 and $1,177 of reserve for unfunded lending commitments)	236,811	231,074
Long-term debt (includes $85,033 and $72,591 measured at fair value)	318,687	317,816
Total liabilities	3,130,955	3,108,495
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,950,961 and 3,991,164 shares	24,996	25,992
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 6,922,695,323 and 7,212,464,345 shares	8,210	26,084
Retained earnings	278,813	261,693
Accumulated other comprehensive income (loss)	(15,270)	(10,526)
Total shareholders’ equity	296,749	303,243
Total liabilities and shareholders’ equity	$3,427,704	$3,411,738

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$7,600	$7,139
Loans and leases	17,330	17,875
Allowance for loan and lease losses	(849)	(871)
Loans and leases, net of allowance	16,481	17,004
All other assets	1,079	709
Total assets of consolidated variable interest entities	$25,160	$24,852
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $0 of non-recourse short-term borrowings)	$7,272	$5,779
Long-term debt (includes $7,343 and $6,847 of non-recourse debt)	7,343	6,847
All other liabilities (includes $19 and $18 of non-recourse liabilities)	19	18
Total liabilities of consolidated variable interest entities	$14,634	$12,644
See accompanying Notes to Consolidated Financial Statements.

Bank of America 48

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, June 30, 2026	$24,996	7,018.0	$13,611	$274,520	$(12,033)	$301,094
Net income				6,933		6,933
Net change in debt securities					(1,871)	(1,871)
Net change in debit valuation adjustments					90	90
Net change in derivatives					(1,496)	(1,496)
Employee benefit plan adjustments					39	39
Net change in foreign currency translation adjustments					1	1
Dividends declared:
Common				(2,246)		(2,246)
Preferred				(392)		(392)
Common stock issued under employee plans, net, and other		1.4	604	(2)		602
Common stock repurchased		(96.7)	(6,005)			(6,005)
Balance, September 30, 2026	$24,996	6,922.7	$8,210	$278,813	$(15,270)	$296,749
Balance, December 31, 2025	$25,992	7,212.5	$26,084	$261,693	$(10,526)	$303,243
Net income				24,591		24,591
Net change in debt securities					(2,348)	(2,348)
Net change in debit valuation adjustments					349	349
Net change in derivatives					(2,874)	(2,874)
Employee benefit plan adjustments					110	110
Net change in foreign currency translation adjustments					19	19
Dividends declared:
Common				(6,262)		(6,262)
Preferred				(1,143)		(1,143)
Redemption of preferred stock	(996)			(4)		(1,000)
Common stock issued under employee plans, net, and other		58.8	1,377	(62)		1,315
Common stock repurchased		(348.6)	(19,251)			(19,251)
Balance, September 30, 2026	$24,996	6,922.7	$8,210	$278,813	$(15,270)	$296,749
Balance, June 30, 2025	$23,495	7,436.7	$36,428	$250,602	$(12,504)	$298,021
Net income				8,332		8,332
Net change in debt securities					438	438
Net change in debit valuation adjustments					(305)	(305)
Net change in derivatives					636	636
Employee benefit plan adjustments					(16)	(16)
Net change in foreign currency translation adjustments					6	6
Dividends declared:
Common				(2,079)		(2,079)
Preferred				(429)		(429)
Issuance of preferred stock	2,497					2,497
Common stock issued under employee plans, net, and other		1.1	636			636
Common stock repurchased		(108.4)	(5,300)			(5,300)
Balance, September 30, 2025	$25,992	7,329.4	$31,764	$256,426	$(11,745)	$302,437
Balance, December 31, 2024	$23,159	7,610.9	$45,336	$240,753	$(15,285)	$293,963
Net income				22,862		22,862
Net change in debt securities					489	489
Net change in debit valuation adjustments					(161)	(161)
Net change in derivatives					3,145	3,145
Employee benefit plan adjustments					37	37
Net change in foreign currency translation adjustments					30	30
Dividends declared:
Common				(6,031)		(6,031)
Preferred				(1,117)		(1,117)
Issuance of preferred stock	5,493					5,493
Redemption of preferred stock	(2,660)			(9)		(2,669)
Common stock issued under employee plans, net, and other		53.2	1,551	(32)		1,519
Common stock repurchased		(334.7)	(15,123)			(15,123)
Balance, September 30, 2025	$25,992	7,329.4	$31,764	$256,426	$(11,745)	$302,437

See accompanying Notes to Consolidated Financial Statements.

49 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2026	2025
Operating activities
Net income	$24,591	$22,862
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,972	4,367
(Gains) losses on sales of debt securities	(40)	23
Depreciation and amortization	1,847	1,720
Net accretion of discount/premium on debt securities	(444)	(664)
Deferred income taxes	540	182
Amortization of stock-based compensation	3,194	3,032
Net change in:
Trading and derivative assets/liabilities	31,621	4,687
Loans held-for-sale	(3,060)	2,672
Other assets	(88)	(24,633)
Accrued expenses and other liabilities	2,374	20,011
Other operating activities, net	(193)	1,299
Net cash provided by operating activities	64,314	35,558
Investing activities
Net change in:
Time deposits placed and other short-term investments	(1,164)	(1,840)
Federal funds sold and securities borrowed or purchased under agreements to resell	(30,547)	(55,078)
Debt securities carried at fair value:
Proceeds from sales	180,161	96,786
Proceeds from paydowns and maturities	76,226	63,781
Purchases	(209,679)	(196,704)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	25,393	26,327
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	9,771	6,718
Purchases	(6,171)	(12,487)
Other changes in loans and leases, net	(73,522)	(68,672)
Other investing activities, net	(6,027)	(2,816)
Net cash used in investing activities	(35,559)	(143,985)
Financing activities
Net change in:
Deposits	20,029	36,741
Federal funds purchased and securities loaned or sold under agreements to repurchase	(29,298)	14,817
Short-term borrowings	15,147	10,802
Long-term debt:
Proceeds from issuance	97,107	75,855
Retirement	(83,733)	(57,893)
Preferred stock:
Proceeds from issuance	—	5,493
Redemption	(1,000)	(2,669)
Common stock repurchased	(19,251)	(15,123)
Cash dividends paid	(7,573)	(7,203)
Other financing activities, net	(1,745)	(919)
Net cash provided by (used in) financing activities	(10,317)	59,901
Effect of exchange rate changes on cash and cash equivalents	(640)	4,919
Net increase (decrease) in cash and cash equivalents	17,798	(43,607)
Cash and cash equivalents at January 1	231,845	290,114
Cash and cash equivalents at September 30	$249,643	$246,507

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

51 Bank of America

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and nine months ended September 30, 2026 and 2025. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025
Net interest income
Interest income
Loans and leases	$16,487	$16,191	$47,833	$47,065
Debt securities	5,942	6,958	18,265	20,638
Federal funds sold and securities borrowed or purchased under agreements to resell	4,214	3,802	12,256	11,670
Trading account assets	3,156	3,195	9,417	9,260
Other interest income (1)	4,458	5,220	13,677	15,672
Total interest income	34,257	35,366	101,448	104,305

Interest expense
Deposits	7,605	8,932	22,278	26,245
Short-term borrowings	6,331	7,172	19,448	21,570
Trading account liabilities	797	672	2,298	2,055
Long-term debt	3,075	3,357	9,233	10,089
Total interest expense	17,808	20,133	53,257	59,959
Net interest income	$16,449	$15,233	$48,191	$44,346

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$894	$990	$2,706	$2,942
Other card income	667	639	1,931	1,851
Total card income	1,561	1,629	4,637	4,793
Service charges
Deposit-related fees	1,322	1,267	3,964	3,760
Lending-related fees	354	365	1,092	1,048
Total service charges	1,676	1,632	5,056	4,808
Investment and brokerage services
Asset management fees	4,630	3,972	13,369	11,408
Brokerage fees	1,131	1,091	3,586	3,248
Total investment and brokerage services	5,761	5,063	16,955	14,656
Investment banking fees
Underwriting income	981	992	3,152	2,568
Syndication fees	347	438	1,044	1,096
Financial advisory services	471	583	1,582	1,300
Total investment banking fees	1,799	2,013	5,778	4,964
Total fees and commissions	10,797	10,337	32,426	29,221
Market making and similar activities	2,360	3,203	10,174	9,940
Other income (loss)	352	267	997	1,223
Total noninterest income	$13,509	$13,807	$43,597	$40,384
(1)Includes interest income on interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks of $2.1 billion and $2.7 billion for the three months ended September 30, 2026 and 2025, and $6.4 billion and $8.4 billion for the nine months ended September 30, 2026 and 2025.
(2)Gross interchange fees and merchant income were $3.6 billion and $3.4 billion for the three months ended September 30, 2026 and 2025, and are presented net of $2.7 billion and $2.5 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods. Gross interchange fees and merchant income were $10.7 billion and $10.2 billion for the nine months ended September 30, 2026 and 2025 and are presented net of $8.0 billion and $7.3 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

Bank of America 52

NOTE 3  Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2026 and December 31, 2025. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		September 30, 2026
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$30,461.4	$83.1	$7.9	$91.0	$65.6	$15.9	$81.5
Futures and forwards	5,114.2	16.6	—	16.6	13.4	—	13.4
Written options (2)	2,864.6	—	—	—	39.4	—	39.4
Purchased options (3)	2,710.4	39.7	—	39.7	—	—	—
Foreign exchange contracts
Swaps	3,184.9	47.2	0.3	47.5	39.4	0.1	39.5
Spot, futures and forwards	5,880.8	42.3	0.7	43.0	40.3	0.1	40.4
Written options (2)	824.5	—	—	—	8.7	—	8.7
Purchased options (3)	741.5	7.8	—	7.8	—	—	—
Equity contracts
Swaps	778.9	20.9	—	20.9	27.2	—	27.2
Futures and forwards	177.1	2.1	—	2.1	2.6	—	2.6
Written options (2)	1,126.4	—	—	—	94.6	—	94.6
Purchased options (3)	1,083.7	84.7	—	84.7	—	—	—
Commodity contracts
Swaps	78.8	5.8	—	5.8	7.1	—	7.1
Futures and forwards	188.6	2.5	—	2.5	1.9	0.1	2.0
Written options (2)	93.6	—	—	—	5.4	—	5.4
Purchased options (3)	87.2	5.6	—	5.6	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	609.6	1.7	—	1.7	3.9	—	3.9
Total return swaps/options	158.8	0.7	—	0.7	0.9	—	0.9
Written credit derivatives:
Credit default swaps	577.8	2.9	—	2.9	1.5	—	1.5
Total return swaps/options	170.0	1.3	—	1.3	3.6	—	3.6
Gross derivative assets/liabilities		$364.9	$8.9	$373.8	$355.5	$16.2	$371.7
Less: Legally enforceable master netting agreements				(287.1)			(287.1)
Less: Cash collateral received/paid				(33.6)			(35.4)
Total derivative assets/liabilities				$53.1			$49.2
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $1.3 billion and $551.0 billion, respectively, at September 30, 2026.

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at September 30, 2026 and December 31, 2025 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements, Collateral and Restricted Cash.

Bank of America 54

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	September 30, 2026		December 31, 2025
Interest rate contracts
Over-the-counter	$128.0	$112.4	$106.2	$100.0
Exchange-traded	0.3	0.2	—	—
Over-the-counter cleared	17.5	18.8	6.3	5.9
Foreign exchange contracts
Over-the-counter	95.5	86.0	80.4	75.3
Over-the-counter cleared	1.3	1.4	1.2	1.3
Equity contracts
Over-the-counter	37.4	53.9	31.3	43.8
Exchange-traded	68.6	68.2	46.8	45.1
Commodity contracts
Over-the-counter	10.6	10.8	9.9	11.8
Exchange-traded	3.0	3.0	1.6	1.7
Over-the-counter cleared	0.1	0.2	0.3	0.4
Credit derivatives
Over-the-counter	6.6	9.9	4.9	7.1
Total gross derivative assets/liabilities, before netting
Over-the-counter	278.1	273.0	232.7	238.0
Exchange-traded	71.9	71.4	48.4	46.8
Over-the-counter cleared	18.9	20.4	7.8	7.6
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(235.5)	(238.2)	(199.2)	(203.9)
Exchange-traded	(66.6)	(66.6)	(44.5)	(44.5)
Over-the-counter cleared	(18.6)	(17.7)	(7.6)	(7.1)
Derivative assets/liabilities, after netting	48.2	42.3	37.6	36.9
Other gross derivative assets/liabilities (2)	4.9	6.9	3.3	5.2
Total derivative assets/liabilities	53.1	49.2	40.9	42.1
Less: Financial instruments collateral (3)	(23.0)	(17.4)	(20.5)	(16.7)
Total net derivative assets/liabilities	$30.1	$31.8	$20.4	$25.4
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three and nine months ended September 30, 2026 and 2025.

Gains and Losses on Derivatives and Hedged Items Designated in Fair Value Hedges

	Derivative	Hedged Item	Derivative	Hedged Item
(Dollars in millions)	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
Interest rate risk on long-term debt (1)	$(6,580)	$6,571	$300	$(289)
Interest rate and foreign currency risk (2)	92	(95)	125	(126)
Interest rate risk on available-for-sale securities (3)	5,101	(5,091)	(376)	363
Price risk on commodity inventory (4,5)	(196)	196	(780)	780
Total	$(1,583)	$1,581	$(731)	$728

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
Interest rate risk on long-term debt (1)	$(8,790)	$8,793	$4,144	$(4,136)
Interest rate and foreign currency risk (2)	240	(244)	(242)	241
Interest rate risk on available-for-sale securities (3)	8,251	(8,292)	(5,569)	5,475
Price risk on commodity inventory (4,5)	25	(25)	(2,078)	2,078
Total	$(274)	$232	$(3,745)	$3,658
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For the three and nine months ended September 30, 2026, the derivative amount includes gains (losses) of $103 million and $94 million in interest income, $(3) million and $160 million in market making and similar activities, and $(8) million and $(14) million in accumulated other comprehensive income (OCI). For the same periods in 2025, the derivative amount includes gains (losses) of $4 million and $(3) million in interest income, $123 million and $(235) million in market making and similar activities, and $(2) million and $(4) million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
(3)Amounts are recorded in interest income in the Consolidated Statement of Income.
(4)Amounts are recorded in market making and similar activities in the Consolidated Statement of Income.
(5)For certain commodity hedges, the forward component of the derivative is excluded from the accounting hedge. Gains (losses) related to this excluded component and recognized in market making and similar activities were $67 million and $297 million for the three and nine months ended September 30, 2026, respectively, compared to $(12) million and $6 million for the same periods in 2025.

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

Designated Fair Value Hedged Assets and Liabilities

	September 30, 2026		December 31, 2025
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$180,932	$(9,573)	$175,694	$(792)
Available-for-sale debt securities (2, 3)	197,018	(7,125)	236,303	146
Trading account assets (4)	8,513	—	12,170	294
(1)Increase (decrease) to carrying value.
(2)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At September 30, 2026 and December 31, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $42.0 billion and $35.8 billion, of which $35.5 billion and $23.7 billion were designated in a portfolio layer hedging relationship. At September 30, 2026 and December 31, 2025, the cumulative adjustment associated with these hedging relationships was a decrease of $1.5 billion and $46 million.
(3)Carrying value represents amortized cost.
(4)Represents hedging activities related to certain commodities inventory.
At September 30, 2026 and December 31, 2025, the fair value adjustments from de-designated long-term debt hedges decreased the long-term debt carrying value by $11.5 billion and $12.9 billion. The fair value adjustments from de-designated available-for-sale (AFS) debt securities hedges decreased the AFS debt securities carrying value by $1.2 billion and $2.7 billion. The fair value adjustments are being amortized or accreted into interest over the contractual lives of the assets or liabilities.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and nine months ended September 30, 2026 and 2025. Of the $4.9 billion after-tax net loss ($6.4 billion pretax) on derivatives in accumulated OCI at September 30, 2026, losses of $2.4 billion after-tax ($3.2 billion pretax) related to both open and closed cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately three years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately four years, with the aggregated amount beyond this time period being insignificant.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$(2,286)	$(328)	$(4,817)	$(1,056)
Price risk on forecasted MBS purchases (1)	—	(2)	—	(6)
Price risk on certain compensation plans (2)	—	5	—	14
Total	$(2,286)	$(325)	$(4,817)	$(1,048)
Net investment hedges
Foreign exchange risk (3)	$(67)	$—	$757	$4

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$513	$(384)	$3,095	$(1,154)
Price risk on forecasted MBS purchases (1)	—	(2)	—	(6)
Price risk on certain compensation plans (2)	—	5	1	17
Total	$513	$(381)	$3,096	$(1,143)
Net investment hedges
Foreign exchange risk (3)	$227	$—	$(2,878)	$—
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and nine months ended September 30, 2026, amounts excluded from effectiveness testing and recognized in market making and similar activities were losses of $2 million and $13 million. For the same periods in 2025, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $98 million and $125 million.

Bank of America 56

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three and nine months ended September 30, 2026 and 2025. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025
Interest rate risk on mortgage activities (1, 2)	$(55)	$18	$(52)	$58
Credit risk on loans (2)	—	(20)	(15)	(42)
Interest rate and foreign currency risk on asset and liability management activities (3)	(597)	623	(875)	(1,863)
Price risk on certain compensation plans (4)	(49)	264	315	445
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At September 30, 2026 and December 31, 2025, the Corporation had transferred $4.2 billion and $3.9 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.2 billion and $3.9 billion at the transfer dates. At September 30, 2026 and December 31, 2025, the fair value of the transferred securities was $4.0 billion and $3.8 billion.
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
The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and nine months ended September 30, 2026 and 2025. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
Interest rate risk	$(256)	$1,151	$99	$994	$159	$3,176	$349	$3,684
Foreign exchange risk	528	11	9	548	1,607	21	20	1,648
Equity risk	2,087	(170)	595	2,512	7,475	(387)	1,899	8,987
Credit risk	108	686	31	825	990	2,130	232	3,352
Other risk (2)	84	141	(119)	106	448	231	(276)	403
Total sales and trading revenue	$2,551	$1,819	$615	$4,985	$10,679	$5,171	$2,224	$18,074

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Interest rate risk	$277	$813	$120	$1,210	$1,255	$2,179	$372	$3,806
Foreign exchange risk	501	(8)	24	517	1,610	17	66	1,693
Equity risk	1,911	(187)	546	2,270	5,769	(826)	1,658	6,601
Credit risk	362	668	86	1,116	1,040	2,026	427	3,493
Other risk (2)	86	11	(3)	94	368	(37)	(18)	313
Total sales and trading revenue	$3,137	$1,297	$773	$5,207	$10,042	$3,359	$2,505	$15,906
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $683 million and $2.2 billion for the three and nine months ended September 30, 2026 compared to $614 million and $1.9 billion for the same periods in 2025.
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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at September 30, 2026 and December 31, 2025 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	September 30, 2026
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$—	$33	$47	$80
Non-investment grade	10	386	543	478	1,417
Total	10	386	576	525	1,497
Total return swaps/options:
Investment grade	70	—	—	—	70
Non-investment grade	2,750	721	39	—	3,510
Total	2,820	721	39	—	3,580
Total credit derivatives	$2,830	$1,107	$615	$525	$5,077
Credit-related notes:
Investment grade	$—	$—	$7	$754	$761
Non-investment grade	—	6	38	1,254	1,298
Total credit-related notes	$—	$6	$45	$2,008	$2,059
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$57,531	$124,181	$195,740	$68,194	$445,646
Non-investment grade	16,223	37,297	61,674	16,980	132,174
Total	73,754	161,478	257,414	85,174	577,820
Total return swaps/options:
Investment grade	111,531	1,223	1,478	480	114,712
Non-investment grade	48,649	5,989	232	454	55,324
Total	160,180	7,212	1,710	934	170,036
Total credit derivatives	$233,934	$168,690	$259,124	$86,108	$747,856

	December 31, 2025
	Carrying Value
Credit default swaps:
Investment grade	$—	$—	$7	$34	$41
Non-investment grade	60	532	418	403	1,413
Total	60	532	425	437	1,454
Total return swaps/options:
Investment grade	88	2	—	—	90
Non-investment grade	1,258	89	74	1	1,422
Total	1,346	91	74	1	1,512
Total credit derivatives	$1,406	$623	$499	$438	$2,966
Credit-related notes:
Investment grade	$—	$—	$3	$970	$973
Non-investment grade	—	4	26	1,136	1,166
Total credit-related notes	$—	$4	$29	$2,106	$2,139
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$48,636	$100,059	$168,131	$22,048	$338,874
Non-investment grade	15,434	35,286	49,913	3,372	104,005
Total	64,070	135,345	218,044	25,420	442,879
Total return swaps/options:
Investment grade	61,269	1,507	1,419	352	64,547
Non-investment grade	35,318	2,877	516	520	39,231
Total	96,587	4,384	1,935	872	103,778
Total credit derivatives	$160,657	$139,729	$219,979	$26,292	$546,657

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
Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2026 and December 31, 2025, the Corporation held cash and securities collateral of $137.2 billion and $119.7 billion and posted cash and securities collateral of $100.0 billion and $97.8 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At September 30, 2026, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $4.6 billion, including $2.1 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2026 and December 31, 2025, the liability recorded for these derivative contracts was not significant.
The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at September 30, 2026 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at September 30, 2026

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$122	$1,505
Bank of America, N.A. and subsidiaries (1)	40	1,394

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$8	$89
Collateral posted	1	75
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three and nine months ended September 30, 2026 and 2025. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended September 30
(Dollars in millions)	2026	2025
Derivative assets (CVA)	$(48)	$42
Derivative assets/liabilities (FVA)	(34)	17
Derivative liabilities (DVA)	39	16

	Nine Months Ended September 30
(Dollars in millions)	2026	2025
Derivative assets (CVA)	$(63)	$(22)
Derivative assets/liabilities (FVA)	(14)	(29)
Derivative liabilities (DVA)	70	13
(1)At September 30, 2026 and December 31, 2025, cumulative CVA reduced the derivative assets balance by $399 million and $336 million, cumulative FVA reduced the net derivative balance by $130 million and $116 million and cumulative DVA reduced the derivative liabilities balance by $340 million and $270 million.

59 Bank of America

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at September 30, 2026 and December 31, 2025.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	September 30, 2026				December 31, 2025
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$39,186	$23	$(1,964)	$37,245	$34,240	$80	$(1,179)	$33,141
Agency-collateralized mortgage obligations	16,265	1	(302)	15,964	19,304	27	(132)	19,199
Commercial	43,318	126	(928)	42,516	38,688	191	(385)	38,494
Non-agency residential (1)	75	1	(28)	48	273	55	(56)	272
Total mortgage-backed securities	98,844	151	(3,222)	95,773	92,505	353	(1,752)	91,106
U.S. Treasury and government agencies	175,017	71	(1,439)	173,649	250,065	390	(621)	249,834
Non-U.S. securities	46,315	19	(66)	46,268	31,765	20	(18)	31,767
Other taxable securities	6,235	2	(88)	6,149	6,328	12	(36)	6,304
Tax-exempt securities	7,216	7	(248)	6,975	7,948	15	(176)	7,787
Total available-for-sale debt securities	333,627	250	(5,063)	328,814	388,611	790	(2,603)	386,798
Other debt securities carried at fair value (2)	16,922	73	(173)	16,822	16,066	200	(89)	16,177
Total debt securities carried at fair value	350,549	323	(5,236)	345,636	404,677	990	(2,692)	402,975
Held-to-maturity debt securities
Agency mortgage-backed securities	370,073	—	(87,397)	282,676	395,415	—	(67,309)	328,106
U.S. Treasury and government agencies	121,273	—	(15,621)	105,652	121,242	—	(12,225)	109,017
Other taxable securities	5,080	1	(896)	4,185	6,028	2	(723)	5,307
Total held-to-maturity debt securities	496,426	1	(103,914)	392,513	522,685	2	(80,257)	442,430
Total debt securities (3,4)	$846,975	$324	$(109,150)	$738,149	$927,362	$992	$(82,949)	$845,405
(1)At September 30, 2026 and December 31, 2025, the underlying collateral type included approximately 10 percent and 27 percent prime and 90 percent and 73 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $110.3 billion and $153.8 billion at September 30, 2026 and December 31, 2025.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $234.5 billion and $153.0 billion, and a fair value of $183.7 billion and $121.0 billion at September 30, 2026, and an amortized cost of $246.9 billion and $158.5 billion, and a fair value of $208.0 billion and $133.6 billion at December 31, 2025.
At September 30, 2026 and December 31, 2025, the Corporation’s expected credit losses on AFS and HTM debt securities with a total amortized cost of $830.1 billion and $911.3 billion were not significant. Of these amounts, $769.1 billion and $863.7 billion of AFS and HTM debt securities were predominantly U.S. agency and U.S. Treasury securities and had a zero credit loss assumption as of the end of the same periods. At September 30, 2026 and December 31, 2025, nonperforming AFS debt securities held by the Corporation were not significant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
At September 30, 2026 and December 31, 2025, the Corporation held equity securities at an aggregate fair value of $230 million and $253 million, respectively, and other equity securities, as valued under the measurement alternative, at a carrying value of $547 million and $479 million, respectively, both of which are included in other assets. At September 30, 2026 and December 31, 2025, the Corporation also held money market investments at a fair value of $1.4 billion and $1.2 billion, which are included in time deposits placed and other short-term investments.

The gross realized gains and losses on sales of AFS debt securities for the three and nine months ended September 30, 2026 and 2025 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025
Gross gains	$68	$34	$246	$50
Gross losses	(47)	(37)	(206)	(73)
Net gains (losses) on sales of AFS debt securities	$21	$(3)	$40	$(23)
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$5	$(1)	$10	$(6)

Bank of America 60

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at September 30, 2026 and December 31, 2025. Substantially all of the unrealized losses relate to debt securities that have a zero credit loss assumption.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	September 30, 2026
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$19,712	$(493)	$14,430	$(1,471)	$34,142	$(1,964)
Agency-collateralized mortgage obligations	14,144	(128)	1,241	(174)	15,385	(302)
Commercial	20,966	(544)	4,172	(384)	25,138	(928)
Non-agency residential	7	(1)	38	(27)	45	(28)
Total mortgage-backed securities	54,829	(1,166)	19,881	(2,056)	74,710	(3,222)
U.S. Treasury and government agencies	78,462	(893)	39,621	(546)	118,083	(1,439)
Non-U.S. securities	19,265	(55)	2,457	(11)	21,722	(66)
Other taxable securities	3,641	(42)	1,404	(46)	5,045	(88)
Tax-exempt securities	768	(45)	1,862	(203)	2,630	(248)
Total AFS debt securities in a continuous unrealized loss position	$156,965	$(2,201)	$65,225	$(2,862)	$222,190	$(5,063)

	December 31, 2025
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$1,645	$—	$18,512	$(1,179)	$20,157	$(1,179)
Agency-collateralized mortgage obligations	2,503	(5)	2,351	(127)	4,854	(132)
Commercial	8,795	(27)	5,527	(358)	14,322	(385)
Non-agency residential	—	—	154	(56)	154	(56)
Total mortgage-backed securities	12,943	(32)	26,544	(1,720)	39,487	(1,752)
U.S. Treasury and government agencies	5,398	(7)	68,763	(614)	74,161	(621)
Non-U.S. securities	10,891	(10)	2,808	(8)	13,699	(18)
Other taxable securities	979	(5)	1,356	(31)	2,335	(36)
Tax-exempt securities	415	(1)	1,730	(175)	2,145	(176)
Total AFS debt securities in a continuous unrealized loss position	$30,626	$(55)	$101,201	$(2,548)	$131,827	$(2,603)

61 Bank of America

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at September 30, 2026 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgage-backed securities (MBS) or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$3	2.98%	$5	4.58%	$39,183	4.69%	$39,191	4.69%
Agency-collateralized mortgage obligations	—	—	—	—	1	0.82	16,264	5.55	16,265	5.55
Commercial	153	3.20	23,945	4.12	17,402	4.47	1,831	3.69	43,331	4.24
Non-agency residential	—	—	—	—	1	11.18	314	13.21	315	13.21
Total mortgage-backed securities	153	3.20	23,948	4.12	17,409	4.47	57,592	4.95	99,102	4.66
U.S. Treasury and government agencies	29,748	3.96	140,309	3.67	9,279	4.08	29	4.01	179,365	3.74
Non-U.S. securities	28,594	2.94	12,792	3.29	7,852	4.60	9,393	4.19	58,631	3.44
Other taxable securities	634	5.12	4,590	4.55	308	4.08	703	4.05	6,235	4.53
Tax-exempt securities	400	3.23	2,402	4.13	787	3.64	3,627	4.19	7,216	4.06
Total amortized cost of debt securities carried at fair value	$59,529	3.47	$184,041	3.73	$35,635	4.37	$71,344	4.80	$350,549	3.97
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$1	2.12%	$42	2.74%	$370,030	2.12%	$370,073	2.12%
U.S. Treasury and government agencies	4,102	1.69	117,171	1.22	—	—	—	—	121,273	1.24
Other taxable securities	76	1.68	261	2.83	219	2.43	4,524	2.53	5,080	2.53
Total amortized cost of HTM debt securities	$4,178	1.69	$117,433	1.22	$261	2.48	$374,554	2.12	$496,426	1.91

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$3		$5		$37,242		$37,250
Agency-collateralized mortgage obligations	—		—		1		15,963		15,964
Commercial	154		23,459		17,290		1,625		42,528
Non-agency residential	—		—		1		199		200
Total mortgage-backed securities	154		23,462		17,297		55,029		95,942
U.S. Treasury and government agencies	29,697		139,200		9,068		26		177,991
Non-U.S. securities	28,561		12,765		7,851		9,399		58,576
Other taxable securities	634		4,550		288		680		6,152
Tax-exempt securities	397		2,382		745		3,451		6,975
Total debt securities carried at fair value	$59,443		$182,359		$35,249		$68,585		$345,636
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$1		$37		$282,638		$282,676
U.S. Treasury and government agencies	4,067		101,585		—		—		105,652
Other taxable securities	75		253		169		3,688		4,185
Total fair value of HTM debt securities	$4,142		$101,839		$206		$286,326		$392,513
(1)The weighted-average yield is computed based on a constant effective yield over the contractual life of each security. The yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related open hedging derivatives.

Bank of America 62

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2026 and December 31, 2025.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	September 30, 2026
Consumer real estate
Residential mortgage (2)	$1,438	$268	$882	$2,588	$233,934		$236,522
Home equity	75	29	102	206	27,211		27,417
Credit card and other consumer
Credit card	757	520	1,211	2,488	104,854		107,342
Direct/Indirect consumer (3)	265	94	102	461	118,895		119,356
Other consumer	—	—	—	—	156		156
Total consumer	2,535	911	2,297	5,743	485,050		490,793
Consumer loans accounted for under the fair value option (4)						$156	156
Total consumer loans and leases	2,535	911	2,297	5,743	485,050	156	490,949
Commercial
U.S. commercial	643	598	724	1,965	470,430		472,395
Non-U.S. commercial	23	89	144	256	170,043		170,299
Commercial real estate (5)	111	69	587	767	74,455		75,222
Commercial lease financing	26	10	52	88	15,177		15,265
U.S. small business commercial	217	85	184	486	23,459		23,945
Total commercial	1,020	851	1,691	3,562	753,564		757,126
Commercial loans accounted for under the fair value option (4)						3,185	3,185
Total commercial loans and leases	1,020	851	1,691	3,562	753,564	3,185	760,311
Total loans and leases (6)	$3,555	$1,762	$3,988	$9,305	$1,238,614	$3,341	$1,251,260
Percentage of outstandings	0.28%	0.14%	0.32%	0.74%	98.99%	0.27%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $153 million and nonperforming loans of $171 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $44 million and nonperforming loans of $98 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $218 million and nonperforming loans of $767 million. Consumer real estate loans current or less than 30 days past due includes $1.4 billion, and direct/indirect consumer includes $45 million of nonperforming loans.
(2)Total outstandings includes $6.7 billion in long-term credit protection agreements with U.S. agencies and had a zero credit loss assumption as of the end of the period.
(3)Total outstandings primarily includes auto and specialty lending loans and leases of $50.9 billion, U.S. securities-based lending loans of $64.3 billion and non-U.S. consumer loans of $3.3 billion.
(4)Consumer loans accounted for under the fair value option includes residential mortgage loans of $52 million and home equity loans of $104 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.1 billion and non-U.S. commercial loans of $1.0 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(5)Total outstandings includes U.S. commercial real estate loans of $69.0 billion and non-U.S. commercial real estate loans of $6.3 billion.
(6)Total outstandings includes loans and leases of $48.1 billion pledged as collateral to the Federal Home Loan Bank (FHLB). The Corporation also pledged $359.6 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank (FRB) and FHLB.

63 Bank of America

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2025
Consumer real estate
Residential mortgage (2)	$1,335	$304	$774	$2,413	$233,889		$236,302
Home equity	87	33	120	240	26,583		26,823
Credit card and other consumer
Credit card	711	542	1,351	2,604	103,423		106,027
Direct/Indirect consumer (3)	324	114	109	547	113,583		114,130
Other consumer	—	—	—	—	144		144
Total consumer	2,457	993	2,354	5,804	477,622		483,426
Consumer loans accounted for under the fair value option (4)						$165	165
Total consumer loans and leases	2,457	993	2,354	5,804	477,622	165	483,591
Commercial
U.S. commercial	743	228	702	1,673	434,569		436,242
Non-U.S. commercial	78	10	59	147	154,898		155,045
Commercial real estate (5)	190	41	909	1,140	67,608		68,748
Commercial lease financing	67	17	75	159	16,082		16,241
U.S. small business commercial	228	96	211	535	21,965		22,500
Total commercial	1,306	392	1,956	3,654	695,122		698,776
Commercial loans accounted for under the fair value option (4)						3,333	3,333
Total commercial loans and leases	1,306	392	1,956	3,654	695,122	3,333	702,109
Total loans and leases (6)	$3,763	$1,385	$4,310	$9,458	$1,172,744	$3,498	$1,185,700
Percentage of outstandings	0.32%	0.12%	0.36%	0.80%	98.91%	0.29%	100.00%
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
(2)Total outstandings includes $7.2 billion in long-term credit protection agreements with U.S. agencies and had a zero credit loss assumption as of the end of the period.
(3)Total outstandings primarily includes auto and specialty lending loans and leases of $55.3 billion, U.S. securities-based lending loans of $55.0 billion and non-U.S. consumer loans of $3.0 billion.
(4)Consumer loans accounted for under the fair value option includes residential mortgage loans of $58 million and home equity loans of $107 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.1 billion and non-U.S. commercial loans of $1.2 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(5)Total outstandings includes U.S. commercial real estate loans of $62.7 billion and non-U.S. commercial real estate loans of $6.0 billion.
(6)Total outstandings includes loans and leases of $39.5 billion pledged as collateral to the FHLB. The Corporation also pledged $313.7 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the FRB and FHLB.
Nonperforming Loans and Leases
Nonperforming loans were $5.5 billion and $5.8 billion at September 30, 2026 and December 31, 2025. Commercial nonperforming loans were $2.9 billion and $3.2 billion at September 30, 2026 and December 31, 2025, primarily comprised of U.S. commercial and commercial real estate. Consumer nonperforming loans of $2.6 billion at both September 30, 2026 and December 31, 2025 were primarily comprised of residential mortgages.

The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at September 30, 2026 and December 31, 2025. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases, as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Bank of America 64

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Residential mortgage (1)	$2,076	$2,008	$218	$207
With no related allowance (2)	1,830	1,774	—	—
Home equity (1)	366	392	—	—
With no related allowance (2)	290	310	—	—
Credit Card	n/a	n/a	1,211	1,351
Direct/indirect consumer	168	176	2	5
Total consumer	2,610	2,576	1,431	1,563
U.S. commercial	1,702	1,404	225	302
Non-U.S. commercial	249	80	15	9
Commercial real estate	888	1,596	40	10
Commercial lease financing	59	97	18	33
U.S. small business commercial	36	51	175	204
Total commercial	2,934	3,228	473	558
Total nonperforming loans	$5,544	$5,804	$1,904	$2,121
Percentage of outstanding loans and leases	0.44%	0.49%	0.15%	0.18%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2026 and December 31, 2025 residential mortgage included $123 million and $104 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $95 million and $103 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at September 30, 2026.

65 Bank of America

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of September 30, 2026	2026	2025	2024	2023	2022	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$224,631	$17,810	$18,994	$12,954	$12,107	$34,239	$128,527
Greater than 90 percent but less than or equal to 100 percent	2,284	407	669	539	267	277	125
Greater than 100 percent	1,170	350	323	217	93	101	86
Fully-insured loans	8,437	—	98	160	134	222	7,823
Total Residential Mortgage	$236,522	$18,567	$20,084	$13,870	$12,601	$34,839	$136,561

Residential Mortgage
Refreshed FICO score
Less than 620	$3,149	$99	$160	$175	$169	$389	$2,157
Greater than or equal to 620 and less than 660	2,472	139	175	185	148	367	1,458
Greater than or equal to 660 and less than 740	24,781	1,742	2,200	1,492	1,448	3,860	14,039
Greater than or equal to 740	197,683	16,587	17,451	11,858	10,702	30,001	111,084
Fully-insured loans	8,437	—	98	160	134	222	7,823
Total Residential Mortgage	$236,522	$18,567	$20,084	$13,870	$12,601	$34,839	$136,561
Gross charge-offs for the nine months ended September 30, 2026	$25	$—	$2	$7	$5	$4	$7

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	September 30, 2026
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$27,280	$611	$23,604	$3,065
Greater than 90 percent but less than or equal to 100 percent	71	2	65	4
Greater than 100 percent	66	4	55	7
Total Home Equity	$27,417	$617	$23,724	$3,076

Home Equity
Refreshed FICO score
Less than 620	$706	$63	$429	$214
Greater than or equal to 620 and less than 660	571	40	376	155
Greater than or equal to 660 and less than 740	5,031	140	4,127	764
Greater than or equal to 740	21,109	374	18,792	1,943
Total Home Equity	$27,417	$617	$23,724	$3,076
Gross charge-offs for the nine months ended September 30, 2026	$23	$1	$13	$9
(1)Includes reverse mortgages of $409 million and home equity loans of $208 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of September 30, 2026	Revolving Loans	2026	2025	2024	2023	2022	Prior	Total Credit Card as of September 30, 2026	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,437	$6	$165	$362	$333	$284	$201	$86	$6,075	$5,680	$395
Greater than or equal to 620 and less than 660	1,215	2	254	345	252	177	122	63	6,075	5,803	272
Greater than or equal to 660 and less than 740	8,446	25	2,387	2,668	1,538	899	597	332	41,734	41,168	566
Greater than or equal to 740	39,855	34	10,580	13,251	7,987	3,870	2,484	1,649	53,458	53,361	97
Other internal credit metrics (2,3)	68,403	67,624	207	194	47	34	65	232	—	—	—
Total credit card and other consumer	$119,356	$67,691	$13,593	$16,820	$10,157	$5,264	$3,469	$2,362	$107,342	$106,012	$1,330
Gross charge-offs for the nine months ended September 30, 2026	$283	$3	$21	$105	$52	$46	$28	$28	$3,391	$3,265	$126
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $67.6 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at September 30, 2026.

Bank of America 66

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$462,151	$44,734	$47,835	$32,939	$19,882	$23,177	$46,324	$247,260
Reservable criticized	10,244	93	284	1,023	951	701	1,952	5,240
Total U.S. Commercial	$472,395	$44,827	$48,119	$33,962	$20,833	$23,878	$48,276	$252,500
Gross charge-offs for the nine months ended September 30, 2026	$427	$2	$15	$20	$14	$31	$66	$279

Non-U.S. Commercial
Risk ratings
Pass rated	$167,920	$22,885	$20,641	$15,968	$7,799	$7,445	$11,617	$81,565
Reservable criticized	2,379	7	233	169	383	108	141	1,338
Total Non-U.S. Commercial	$170,299	$22,892	$20,874	$16,137	$8,182	$7,553	$11,758	$82,903
Gross charge-offs for the nine months ended September 30, 2026	$98	$—	$14	$—	$7	$18	$10	$49

Commercial Real Estate
Risk ratings
Pass rated	$70,196	$12,010	$11,629	$5,072	$3,327	$7,004	$18,461	$12,693
Reservable criticized	5,026	16	93	164	135	1,234	2,956	428
Total Commercial Real Estate	$75,222	$12,026	$11,722	$5,236	$3,462	$8,238	$21,417	$13,121
Gross charge-offs for the nine months ended September 30, 2026	$201	$—	$—	$—	$—	$2	$199	$—

Commercial Lease Financing
Risk ratings
Pass rated	$14,723	$2,245	$3,530	$2,835	$2,322	$1,373	$2,418	$—
Reservable criticized	542	2	27	112	127	177	97	—
Total Commercial Lease Financing	$15,265	$2,247	$3,557	$2,947	$2,449	$1,550	$2,515	$—
Gross charge-offs for the nine months ended September 30, 2026	$15	$—	$1	$3	$6	$4	$1	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$11,722	$1,581	$2,423	$1,764	$1,531	$1,327	$2,238	$858
Reservable criticized	602	4	80	141	149	86	136	6
Total U.S. Small Business Commercial	$12,324	$1,585	$2,503	$1,905	$1,680	$1,413	$2,374	$864
Gross charge-offs for the nine months ended September 30, 2026	$30	$—	$3	$1	$4	$4	$5	$13

Total	$745,505	$83,577	$86,775	$60,187	$36,606	$42,632	$86,340	$349,388
Gross charge-offs for the nine months ended September 30, 2026	$771	$2	$33	$24	$31	$59	$281	$341
(1)Excludes $3.2 billion of loans accounted for under the fair value option at September 30, 2026.
(2)Excludes U.S. Small Business Card loans of $11.6 billion. Refreshed FICO scores for this portfolio are $826 million for less than 620; $716 million for greater than or equal to 620 and less than 660; $3.7 billion for greater than or equal to 660 and less than 740; and $6.4 billion for greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $421 million.

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

69 Bank of America

During the nine months ended September 30, 2026, commercial reservable criticized utilized exposure decreased to $19.9 billion at September 30, 2026 from $24.7 billion (to 2.49 percent from 3.37 percent of total commercial reservable utilized exposure) at December 31, 2025, primarily driven by commercial real estate and U.S. commercial.
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
Trial Offer and Permanent Modifications: Trial offer for modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. Some borrowers may enter into permanent modifications without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner, but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but most are in the range of 1 to 20 years. Principal forgiveness and payment deferrals were insignificant during the three and nine months ended September 30, 2026 and 2025.
The table below provides the ending amortized cost of the Corporation’s consumer real estate loans modified during the three and nine months ended September 30, 2026 and 2025.

Consumer Real Estate - Modifications to Borrowers in Financial Difficulty

	Forbearance and Other Payment Plans (1)	Permanent Modification	Total	As a % of Financing Receivables	Forbearance and Other Payment Plans (1)	Permanent Modification	Total	As a % of Financing Receivables
(Dollars in millions)	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
Residential Loans	$108	$58	$166	0.07%	$149	$149	$298	0.13%
Home Equity	—	4	4	0.01	2	11	13	0.05
Total	$108	$62	$170	0.06	$151	$160	$311	0.12

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Residential Loans	$4	$36	$40	0.02%	$20	$129	$149	0.06%
Home Equity	—	3	3	0.01	—	15	15	0.06
Total	$4	$39	$43	0.02	$20	$144	$164	0.06
(1)Limited to those modifications that had an other-than-insignificant delay in payment, including extended residential mortgage relief provided to borrowers for their home rebuilding efforts following the 2025 California wildfires.

The table below presents the financial effect of modified consumer real estate loans.

Financial Effect of Modified Consumer Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Forbearance and Other Payment Plans
Weighted-average duration
Residential Mortgage	4 months	6 months	10 months	6 months
Home Equity	n/m	n/m	n/m	n/m
Permanent Modifications
Weighted-average Term Extension
Residential Mortgage	11.0 years	10.9 years	10.4 years	9.8 years
Home Equity	4.6 years	18.6 years	5.5 years	17.5 years
Weighted-average Interest Rate Reduction
Residential Mortgage	1.68%	1.11%	1.60%	1.20%
Home Equity	2.30%	2.05%	2.63%	2.19%
n/m = not meaningful
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, commitments to lend additional funds were not significant at September 30, 2026 and 2025.

Bank of America 70

The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. If a forbearance plan results in an other‑than‑insignificant payment delay, whether at inception or due to a subsequent extension, the loan’s payment status is based on the original contractual terms. During the three and nine months ended September 30,
2026 and 2025, defaults of residential and home equity loans that had been modified within 12 months were insignificant. The table below provides aging information as of September 30, 2026 and 2025 for consumer real estate loans that were modified over the last 12 months.

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	September 30, 2026
Residential mortgage	$167	$59	$125	$351
Home equity	14	1	3	18
Total	$181	$60	$128	$369

	September 30, 2025
Residential mortgage	$94	$42	$43	$179
Home equity	19	2	—	21
Total	$113	$44	$43	$200
Consumer real estate foreclosed properties totaled $52 million and $58 million at September 30, 2026 and December 31, 2025. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at September 30, 2026 and December 31, 2025, was $380 million and $411 million. During the nine months ended September 30, 2026 and 2025, the Corporation reclassified $29 million and $42 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months, most of which had a 60-month term at September 30, 2026. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The September 30, 2026 amortized cost of credit card and other consumer loans that were modified through these programs during the three and nine months ended September 30, 2026 was $265 million and $629 million compared to $235 million and $560 million for same periods in 2025. These modifications represented 0.12 percent and 0.28 percent of outstanding credit card and other consumer loans for the three and nine months ended September 30, 2026 compared to 0.11 percent and 0.27 percent for the same periods in 2025. During the three and nine months ended September 30, 2026 and 2025, the financial effect of modifications resulted in a weighted-average interest rate reduction of approximately 18 percentage points for all periods. During the three and nine months ended September 30, 2026, the financial effect of modifications resulted in principal forgiveness of $31 million and $85 million compared to $25 million and $76 million for the same periods in 2025.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of September 30, 2026 and 2025, defaults of credit card and other consumer loans that had been modified within 12 months were not significant. At September 30, 2026, modified credit card and other consumer loans to borrowers experiencing financial difficulty over the last 12 months totaled $760 million, of which $652 million were current, $63 million were 30-89 days past due, and $45 million were greater than 90 days past due. At September 30, 2025, modified credit card and other consumer loans to borrowers experiencing financial difficulty totaled $675 million, of which $573 million were current, $58 million were 30-89 days past due, and $44 million were greater than 90 days past due.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Corporation forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The following table provides the ending amortized cost of commercial loans modified during the three and nine months ended September 30, 2026 and 2025.

71 Bank of America

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables
(Dollars in millions)	Three Months Ended September 30, 2026					Nine Months Ended September 30, 2026
U.S. commercial	$431	$35	$56	$522	0.11%	$1,735	$47	$56	$1,838	0.39%
Non-U.S. commercial	65	—	—	65	0.04	125	8	—	133	0.08
Commercial real estate	610	283	—	893	1.19	932	384	—	1,316	1.75
Total	$1,106	$318	$56	$1,480	0.21	$2,792	$439	$56	$3,287	0.46

	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
U.S. commercial	$759	$13	$—	$772	0.18%	$1,230	$54	$—	$1,284	0.30%
Non-U.S. commercial	1	—	—	1	—	4	9	—	13	0.01
Commercial real estate	539	154	—	693	1.03	1,579	371	—	1,950	2.91
Total	$1,299	$167	$—	$1,466	0.23	$2,813	$434	$—	$3,247	0.50
Term extensions granted increased the weighted-average life of the impacted loans by 1.7 years and 2.4 years for the three and nine months ended September 30, 2026 compared to 1.0 year and 1.4 years for the same periods in 2025. The weighted-average duration of loan payments deferred under the Corporation’s commercial loan forbearance program was 1.8 years and 1.6 years for the three and nine months ended September 30, 2026 compared to 1.4 years and 1.1 years for the same periods in 2025. The deferral period for loan payments can vary, but are mostly in the range of 8 months to 2 years. Modifications of loans to troubled borrowers for Commercial Lease Financing and U.S. Small Business
Commercial were not significant during the three and nine months ended September 30, 2026 and 2025.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of September 30, 2026, defaults of commercial loans that had been modified within 12 months were $243 million. As of September 30, 2025, defaults of commercial loans that had been modified within the last 12 months were not significant. The table below provides aging information as of September 30, 2026 and 2025 for commercial loans that were modified over the last 12 months.

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	September 30, 2026
U.S. Commercial	$2,093	$12	$157	$2,262
Non-U.S. Commercial	133	—	—	133
Commercial Real Estate	929	—	392	1,321
Total	$3,155	$12	$549	$3,716

	September 30, 2025
U.S. Commercial	$1,431	$82	$22	$1,535
Non-U.S. Commercial	44	—	—	44
Commercial Real Estate	2,552	104	151	2,807
Total	$4,027	$186	$173	$4,386
For the nine months ended September 30, 2026 and 2025, the Corporation had commitments to lend $2.2 billion and $658 million to commercial borrowers experiencing financial difficulty whose loans were modified during the period.
Loans Held-for-sale
The Corporation had LHFS of $8.1 billion and $5.2 billion at September 30, 2026 and December 31, 2025. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $27.0 billion for both the nine months ended September 30, 2026 and 2025. Cash used for originations and purchases of LHFS totaled $29.9 billion and $23.4 billion for the nine months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, non-cash net transfers into LHFS were not significant.

Accrued Interest Receivable
Accrued interest receivable for loans and leases and LHFS was $4.3 billion and $4.2 billion at September 30, 2026 and December 31, 2025 and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three and nine months ended September 30, 2026, the Corporation reversed $200 million and $638 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan compared to $209 million and $658 million for the same periods in 2025.

Bank of America 72

For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three and nine months ended September 30, 2026 and 2025, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
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
The September 30, 2026 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting continued inflation, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. When compared to the consensus baseline scenario noted above, the Corporation’s weighted economic outlook remains weighted to the downside and moderately weaker than the consensus baseline as of September 30, 2026, consistent with the Corporation’s weighted economic outlook estimated as of December 31, 2025. The weighted economic outlook assumes that the U.S. average unemployment rate will be approximately five percent in the fourth quarter of 2027 and will remain near this level through the fourth quarter of 2028. It also assumes U.S. real gross domestic product will grow at 1.7 percent and 1.9 percent year-over-year in the fourth quarters of 2027 and 2028.
The allowance for credit losses decreased $196 million from December 31, 2025 to $14.2 billion at September 30, 2026. The decrease in the allowance for credit losses was driven by continued improvement in credit card and commercial real estate, partially offset by loan growth and a qualitative reserve build related to uncertainties associated with the ongoing conflicts in the Middle East. The change in the allowance for credit losses was comprised of a net decrease of $198 million in the allowance for loan and lease losses and an increase of $2 million in the reserve for unfunded lending commitments. The decrease in the allowance for credit losses was attributed to a decrease in the credit card and other consumer portfolios of $235 million, partially offset by an increase in the commercial portfolio of $4 million and the consumer real estate portfolio of $35 million.
The provision for credit losses decreased $26 million to $1.3 billion, and $395 million to $4.0 billion for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The decrease for the three-month period was attributed to a decrease in commercial of $90 million due to improved asset quality, partially offset by an increase in consumer of $64 million primarily driven by credit card, as the favorable impact of improved asset quality was lower in the three months ended September 30, 2026 compared to the same period in 2025. The decrease for the nine-month period was attributed to a decrease in consumer of $148 million and a decrease in commercial of $247 million. The decrease in consumer was primarily driven by improved asset quality within the credit card portfolio. The decrease in commercial was primarily due to improved asset quality in the commercial real estate portfolio, partially offset by loan growth in the commercial and industrial portfolio and a qualitative reserve build related to uncertainties associated with the ongoing conflicts in the Middle East.
Net charge-offs for the three and nine months ended September 30, 2026 were $1.3 billion and $4.2 billion compared to $1.4 billion and $4.3 billion for the same periods in 2025. The decrease of $174 million for the nine months ended September 30, 2026 compared to the same period in 2025 was driven by asset quality improvement in commercial real estate and credit card.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

73 Bank of America

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended September 30, 2026
Allowance for loan and lease losses, July 1	$441	$7,805	$4,868	$13,114
Loans and leases charged off	(16)	(1,274)	(377)	(1,667)
Recoveries of loans and leases previously charged off	21	272	25	318
Net charge-offs	5	(1,002)	(352)	(1,349)
Provision for loan and lease losses	(4)	925	319	1,240
Other	(1)	1	—	—
Allowance for loan and lease losses, September 30	441	7,729	4,835	13,005
Reserve for unfunded lending commitments, July 1	70	—	1,080	1,150
Provision for unfunded lending commitments	2	—	27	29
Reserve for unfunded lending commitments, September 30	72	—	1,107	1,179
Allowance for credit losses, September 30	$513	$7,729	$5,942	$14,184

	Three Months Ended September 30, 2025
Allowance for loan and lease losses, July 1	$346	$8,232	$4,713	$13,291
Loans and leases charged off	(9)	(1,230)	(462)	(1,701)
Recoveries of loans and leases previously charged off	21	240	73	334
Net charge-offs	12	(990)	(389)	(1,367)
Provision for loan and lease losses	50	803	475	1,328
Other	—	(1)	1	—
Allowance for loan and lease losses, September 30	408	8,044	4,800	13,252
Reserve for unfunded lending commitments, July 1	58	—	1,085	1,143
Provision for unfunded lending commitments	6	—	(39)	(33)
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, September 30	64	—	1,045	1,109
Allowance for credit losses, September 30	$472	$8,044	$5,845	$14,361

(Dollars in millions)	Nine Months Ended September 30, 2026
Allowance for loan and lease losses, January 1	$416	$7,964	$4,823	$13,203
Loans and leases charged off	(48)	(3,904)	(1,192)	(5,144)
Recoveries of loans and leases previously charged off	60	796	118	974
Net charge-offs	12	(3,108)	(1,074)	(4,170)
Provision for loan and lease losses	15	2,870	1,085	3,970
Other	(2)	3	1	2
Allowance for loan and lease losses, September 30	441	7,729	4,835	13,005
Reserve for unfunded lending commitments, January 1	62	—	1,115	1,177
Provision for unfunded lending commitments	10	—	(8)	2
Reserve for unfunded lending commitments, September 30	72	—	1,107	1,179
Allowance for credit losses, September 30	$513	$7,729	$5,942	$14,184

	Nine Months Ended September 30, 2025
Allowance for loan and lease losses, January 1	$293	$8,277	$4,670	$13,240
Loans and leases charged off	(29)	(3,878)	(1,351)	(5,258)
Recoveries of loans and leases previously charged off	61	690	163	914
Net charge-offs	32	(3,188)	(1,188)	(4,344)
Provision for loan and lease losses	79	2,957	1,318	4,354
Other	4	(2)	—	2
Allowance for loan and lease losses, September 30	408	8,044	4,800	13,252
Reserve for unfunded lending commitments, January 1	57	—	1,039	1,096
Provision for unfunded lending commitments	7	—	6	13
Reserve for unfunded lending commitments, September 30	64	—	1,045	1,109
Allowance for credit losses, September 30	$472	$8,044	$5,845	$14,361
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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at September 30, 2026 and December 31, 2025 in situations where the Corporation has a loan or security interest and involvement with transferred assets or if the Corporation otherwise has an additional interest in the VIE. The tables also present the Corporation’s maximum loss exposure at September 30, 2026 and December 31, 2025 resulting from its involvement with consolidated VIEs and unconsolidated VIEs. The Corporation’s maximum loss exposure

Bank of America 74

is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
The Corporation invests in ABS, CLOs and other similar investments issued by third-party VIEs with which it has no other form of involvement other than a loan or debt security issued by the VIE. In addition, the Corporation also enters into certain commercial lending arrangements that may utilize VIEs for activities secondary to the lending arrangement, for example to hold collateral. The Corporation’s maximum loss exposure to these VIEs is the investment balances and/or unfunded lending commitments. These securities and loans are included in Note 4 – Securities, Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses, or Note 10 – Commitments and Contingencies and are not included in the following tables.
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and nine months ended September 30, 2026 or the year ended December 31, 2025 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $1.4 billion and $1.1 billion at September 30, 2026 and December 31, 2025.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2026 and 2025.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Proceeds from loan sales (1)	$2,221	$2,115	$5,927	$4,649	$2,529	$1,877	$8,172	$8,436
Gains (losses) on securitizations (2)	—	(1)	(3)	(4)	9	19	21	72
Repurchases from securitization trusts (3)	12	13	45	42	—	—	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $18 million and $47 million, net of hedges, during the three and nine months ended September 30, 2026 compared to $12 million and $26 million for the same periods in 2025, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $75.4 billion and $80.2 billion at September 30, 2026 and 2025. Servicing fee and ancillary fee income on serviced loans was $48 million and $148 million during the three and nine months ended September 30, 2026 compared to $54 million and $164 million for the same periods in 2025. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $787 million and $894 million at September 30, 2026 and December 31, 2025. For more information on MSRs, see Note 14 – Fair Value Measurements.

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
Mortgage and Home Equity Securitizations
The following table summarizes select information related to mortgage and home equity securitization trusts in which the Corporation held a variable interest and had continuing involvement at September 30, 2026 and December 31, 2025.

75 Bank of America

Mortgage and Home Equity Securitizations

	Residential Mortgage
			Non-agency
	Agency		Prime and Alt-A		Subprime		Home Equity (1)		Commercial Mortgage
(Dollars in millions)	Sep 30 2026	Dec 31 2025	Sep 30 2026	Dec 31 2025	Sep 30 2026	Dec 31 2025	Sep 30 2026	Dec 31 2025	Sep 30 2026	Dec 31 2025
Unconsolidated VIEs
Maximum loss exposure (2)	$6,331	$6,869	$11	$11	$330	$495	$—	$—	$1,764	$1,770
On-balance sheet assets
Senior securities:
Trading account assets	$299	$218	$9	$9	$21	$6	$—	$—	$762	$535
Debt securities carried at fair value	1,737	2,050	—	—	188	407	—	—	—	—
Held-to-maturity securities	4,295	4,601	—	—	—	—	—	—	913	1,075
All other assets	—	—	2	2	28	17	—	—	45	24
Total retained positions	$6,331	$6,869	$11	$11	$237	$430	$—	$—	$1,720	$1,634
Principal balance outstanding (3)	$63,054	$65,290	$10,379	$11,242	$3,603	$3,775	$133	$154	$92,229	$91,802

Consolidated VIEs
Maximum loss exposure (2)	$829	$939	$—	$—	$—	$30	$7	$8	$—	$—
On-balance sheet assets
Trading account assets	$830	$939	$—	$—	$—	$245	$—	$—	$—	$—
Loans and leases	—	—	—	—	—	—	12	15	—	—
Allowance for loan and lease losses	—	—	—	—	—	—	5	5	—	—
All other assets	—	—	—	—	—	—	—	1	—	—
Total assets	$830	$939	$—	$—	$—	$245	$17	$21	$—	$—
Total liabilities	$1	$—	$—	$—	$—	$215	$10	$13	$—	$—
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
Other Asset-backed Securitizations
The following paragraphs summarize select information related to other asset-backed VIEs in which the Corporation had a variable interest at September 30, 2026 and December 31, 2025.
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
At September 30, 2026 and December 31, 2025, the carrying values of the receivables in the trusts totaled $16.6 billion and $17.1 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $7.1 billion and $6.4 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $10.4 billion and $32.7 billion of securities during the three and nine months ended September 30, 2026 compared to $6.6 billion and $25.1 billion for the same periods in 2025. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three and nine months ended September 30, 2026, resecuritization proceeds included securities with an initial fair value of $682 million and $1.8 billion, compared to $1.4 billion and $4.2 billion for the same periods in 2025, of which substantially all of the securities were classified as trading account assets for both periods. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
During the three and nine months ended September 30, 2026, the Corporation’s deconsolidated resecuritization trusts were not significant. During the three and nine months ended September 30, 2025, the Corporation deconsolidated resecuritization trusts with total assets of $85 million and $580 million.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $3.3 billion and $1.7 billion at September 30, 2026 and December 31, 2025, including the notional amount of derivatives to which the Corporation is a counterparty, net of

Bank of America 76

losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.3 billion and $3.0 billion at September 30, 2026 and December 31, 2025. The weighted-average remaining life of bonds held in the trusts at September 30, 2026 was 8.9 years. There were no significant write-downs or downgrades of assets or issuers during the nine months ended September 30, 2026 and 2025.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $54 million and $60 million at September 30, 2026 and December 31, 2025.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At September 30, 2026 and December 31, 2025, the Corporation’s consolidated investment VIEs had total assets of $59 million and $58 million. The Corporation also held investments in unconsolidated VIEs with total assets of $37.4 billion and $30.0 billion at September 30, 2026 and December 31, 2025. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $3.6 billion and $2.8 billion at September 30, 2026 and December 31, 2025 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $794 million and $850 million at September 30, 2026 and December 31, 2025. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
The table below summarizes the maximum loss exposure and assets held by the Corporation that related to other asset-backed VIEs at September 30, 2026 and December 31, 2025.

Other Asset-backed VIEs

	Credit Card and Automobile (1)		Resecuritization Trusts and Customer VIEs		Municipal Bond Trusts and CDOs		Investment VIEs and Leveraged Lease Trusts
(Dollars in millions)	Sep 30 2026	Dec 31 2025	Sep 30 2026	Dec 31 2025	Sep 30 2026	Dec 31 2025	Sep 30 2026	Dec 31 2025
Unconsolidated VIEs
Maximum loss exposure	$—	$—	$7,035	$5,183	$3,328	$3,107	$4,608	$3,955
On-balance sheet assets
Securities (2):
Trading account assets	$—	$—	$1,537	$1,223	$2	$12	$153	$152
Debt securities carried at fair value	—	—	642	745	—	—	737	—
Held-to-maturity securities	—	—	1,577	1,747	—	—	—	—
Loans and leases	—	—	—	—	—	—	1,123	1,257
Allowance for loan and lease losses	—	—	—	—	—	—	(1)	(2)
All other assets	—	—	3,279	1,468	6	5	2,026	2,022
Total retained positions	$—	$—	$7,035	$5,183	$8	$17	$4,038	$3,429
Total on-balance sheet liabilities	$—	$—	$—	$—	$—	$—	$399	$409
Total assets of VIEs	$—	$—	$32,894	$31,798	$7,690	$8,065	$37,453	$30,016

Consolidated VIEs
Maximum loss exposure	$8,853	$9,995	$3	$196	$7,312	$5,975	$793	$844
On-balance sheet assets
Trading account assets	$—	$—	$211	$394	$6,500	$5,506	$59	$55
Debt securities carried at fair value	—	—	—	—	812	469	—	—
Loans and leases	16,586	17,066	—	—	—	—	732	794
Allowance for loan and lease losses	(853)	(875)	—	—	—	—	(1)	(1)
All other assets	208	197	55	40	—	—	4	2
Total assets	$15,941	$16,388	$266	$434	$7,312	$5,975	$794	$850
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$7,272	$5,779	$—	$—
Long-term debt	7,070	6,375	262	238	—	—	—	6
All other liabilities	18	18	—	—	—	—	1	—
Total liabilities	$7,088	$6,393	$262	$238	$7,272	$5,779	$1	$6
(1)At September 30, 2026 and December 31, 2025 loans and leases in the consolidated credit card trust included $4.1 billion and $5.4 billion of seller’s interest.
(2)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

77 Bank of America

Tax-related VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax-related VIEs were $84.1 billion and $86.5 billion as of September 30, 2026 and December 31, 2025. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments.
At September 30, 2026 and December 31, 2025, the Corporation had tax-related equity investments totaling $24.5 billion and $25.4 billion, which were comprised of $23.3 billion and $24.4 billion as of the same periods under programs for which the Corporation elected the proportional amortization method, as well as $1.2 billion and $1.0 billion accounted for under the equity method or fair value option. These investments are further described below.
The Corporation has investments in affordable housing, renewable energy and certain other projects that had a carrying value of $23.3 billion and $24.4 billion at September 30, 2026 and December 31, 2025, which included unfunded capital contributions of $7.6 billion and $8.1 billion that are probable to be paid.
For the investments that qualify, the Corporation has elected to account for its equity investments in affordable housing, renewable wind energy and certain other projects under the proportional amortization method. The investments that do not qualify are accounted for under the equity method. During the three and nine months ended September 30, 2026, the Corporation recognized income tax credits and other tax benefits related to these investments of $1.1 billion and $3.2 billion compared to $1.1 billion and $3.5 billion for the same periods in 2025. For investments accounted for under the proportional amortization method, the Corporation recognized investment amortization of $751 million and $2.3 billion in income tax expense during the three and nine months ended September 30, 2026 compared to $894 million and $2.6 billion for the same periods in 2025, and additional gains, losses and other returns totaling $33 million and $106 million in other income compared to $31 million and $92 million for the same periods in 2025. The Corporation also has equity investments in solar renewable energy projects that are accounted for under either the equity method or at fair value when the Corporation has elected to account for the investment at fair value. These investments totaled $1.2 billion and $1.0 billion at September 30, 2026 and December 31, 2025. The Corporation’s unfunded commitments that are not included in the carrying value of its tax-related equity investment VIEs totaled $3.1 billion and $2.6 billion at September 30, 2026 and December 31, 2025, which are contingent on various conditions precedent to funding over the next 10 years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. For investments accounted for under the proportional amortization method, there were no significant modifications or events that resulted in a change in the nature of those investments or in the relationship with the underlying project. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities.
The table below summarizes select information related to unconsolidated tax-related VIEs in which the Corporation held a variable interest at September 30, 2026 and December 31, 2025.

Unconsolidated Tax-related VIEs

(Dollars in millions)	September 30 2026	December 31 2025
Maximum loss exposure	$24,508	$25,435
On-balance sheet assets
All other assets	24,508	25,435
Total	$24,508	$25,435
On-balance sheet liabilities
All other liabilities	7,580	7,008
Total	$7,580	$7,008
Total assets of VIEs	$84,094	$86,476

Bank of America 78

NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at September 30, 2026 and December 31, 2025. The reporting units utilized for goodwill impairment testing are the reportable segments or one level below.

Goodwill

(Dollars in millions)	September 30 2026	December 31 2025
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total goodwill	$69,021	$69,021
Intangible Assets
At both September 30, 2026 and December 31, 2025, the net carrying value of intangible assets was $1.8 billion. At both September 30, 2026 and December 31, 2025, intangible assets included $1.5 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $18 million and $20 million for the three months ended September 30, 2026 and 2025, and $56 million and $59 million for the nine months ended September 30, 2026 and 2025.
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

The table below presents the net investment in sales-type and direct financing leases at September 30, 2026 and December 31, 2025.

Net Investment (1)

(Dollars in millions)	September 30 2026	December 31 2025
Lease receivables	$18,538	$19,198
Unguaranteed residuals	3,340	3,520
Total net investment in sales-type and direct financing leases	$21,878	$22,718
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $9.1 billion and $9.4 billion at September 30, 2026 and December 31, 2025.
The table below presents lease income for the three and nine months ended September 30, 2026 and 2025.

Lease Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025
Sales-type and direct financing leases	$304	$312	$922	$925
Operating leases	261	241	793	710
Total lease income	$565	$553	$1,715	$1,635
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at September 30, 2026 and December 31, 2025.

Lessee Arrangements

(Dollars in millions)	September 30 2026	December 31 2025
Right-of-use assets	$11,230	$8,395
Lease liabilities	11,973	9,086
At September 30, 2026 and December 31, 2025, right-of-use assets included $3.1 billion and $393 million, and lease liabilities included $3.2 billion and $440 million for a lease to a related party, which was extended in the first quarter of 2026 to 2049, for the Corporation’s principal office in New York, NY. The Corporation owns a 49.99 percent equity interest in the property, with the remaining 50.01 percent owned by a third party.

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
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance
Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at September 30, 2026 and December 31, 2025. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	September 30, 2026
Securities borrowed or purchased under agreements to resell (3)	$909,930	$(562,805)	$347,125	$(329,315)	$17,810
Securities loaned or sold under agreements to repurchase	$878,223	$(562,805)	$315,418	$(309,167)	$6,251
Other (4)	1,645	—	1,645	(1,645)	—
Total	$879,868	$(562,805)	$317,063	$(310,812)	$6,251

	December 31, 2025
Securities borrowed or purchased under agreements to resell (3)	$935,784	$(619,206)	$316,578	$(285,569)	$31,009
Securities loaned or sold under agreements to repurchase	$963,924	$(619,208)	$344,716	$(332,592)	$12,124
Other (4)	5,290	—	5,290	(5,290)	—
Total	$969,214	$(619,208)	$350,006	$(337,882)	$12,124
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
(3)Excludes repurchase activity of $22.0 billion and $19.6 billion reported in loans and leases on the Consolidated Balance Sheet for September 30, 2026 and December 31, 2025.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	September 30, 2026
Securities sold under agreements to repurchase	$348,247	$231,028	$87,949	$81,614	$748,838
Securities loaned	115,543	74	1,343	12,425	129,385
Other	1,645	—	—	—	1,645
Total	$465,435	$231,102	$89,292	$94,039	$879,868

	December 31, 2025
Securities sold under agreements to repurchase	$349,168	$314,290	$96,642	$74,081	$834,181
Securities loaned	118,550	5	1,019	10,169	129,743
Other	5,290	—	—	—	5,290
Total	$473,008	$314,295	$97,661	$84,250	$969,214
(1)No agreements have maturities greater than four years.

Bank of America 80

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	September 30, 2026
U.S. government and agency securities	$326,064	$1,443	$—	$327,507
Corporate securities, trading loans and other	39,997	1,854	4	41,855
Equity securities	34,705	125,475	1,550	161,730
Non-U.S. sovereign debt	337,181	613	91	337,885
Mortgage trading loans and ABS	10,891	—	—	10,891
Total	$748,838	$129,385	$1,645	$879,868

	December 31, 2025
U.S. government and agency securities	$453,619	$778	$188	$454,585
Corporate securities, trading loans and other	28,321	764	1	29,086
Equity securities	25,503	128,190	5,101	158,794
Non-U.S. sovereign debt	318,194	11	—	318,205
Mortgage trading loans and ABS	8,544	—	—	8,544
Total	$834,181	$129,743	$5,290	$969,214
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At September 30, 2026 and December 31, 2025, the fair value of this collateral was $1.3 trillion and $1.1 trillion, of which $1.2 trillion and $1.0 trillion were sold or repledged as of the end of the periods. The primary source of this collateral is securities borrowed or purchased under agreements to resell. For more information on collateral, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
Restricted Cash
At September 30, 2026 and December 31, 2025, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $7.2 billion and $6.5 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.5 billion and $10.6 billion at September 30, 2026 and December 31, 2025. The carrying value of the Corporation’s credit extension commitments at both September 30, 2026 and December 31, 2025, excluding commitments accounted for under the fair value option, was $1.2 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $3.8 billion and $2.4 billion at September 30, 2026 and December 31, 2025 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $116 million and $67 million at September 30, 2026 and December 31, 2025, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

81 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	September 30, 2026
Notional amount of credit extension commitments
Loan commitments (1)	$142,288	$218,173	$264,237	$26,268	$650,966
Home equity lines of credit	4,535	7,974	5,728	23,834	42,071
Standby letters of credit and financial guarantees (2)	23,880	14,455	5,967	410	44,712
Letters of credit	788	88	13	29	918
Other commitments (3)	18	56	48	1,034	1,156
Legally binding commitments	171,509	240,746	275,993	51,575	739,823
Credit card lines (4)	495,790	—	—	—	495,790
Total credit extension commitments	$667,299	$240,746	$275,993	$51,575	$1,235,613

	December 31, 2025
Notional amount of credit extension commitments
Loan commitments (1)	$139,725	$224,524	$244,340	$24,587	$633,176
Home equity lines of credit	4,247	9,808	7,240	21,787	43,082
Standby letters of credit and financial guarantees (2)	24,086	9,626	4,018	386	38,116
Letters of credit	639	46	19	44	748
Other commitments (3)	15	57	54	1,002	1,128
Legally binding commitments	168,712	244,061	255,671	47,806	716,250
Credit card lines (4)	476,926	—	—	—	476,926
Total credit extension commitments	$645,638	$244,061	$255,671	$47,806	$1,193,176
(1)     At September 30, 2026 and December 31, 2025, $3.6 billion and $3.4 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $33.3 billion and $10.3 billion at September 30, 2026, and $26.8 billion and $10.4 billion at December 31, 2025. Amounts in the table include consumer SBLCs of $1.1 billion and $987 million at September 30, 2026 and December 31, 2025.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At September 30, 2026 and December 31, 2025, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $932 million and $700 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans, net of amounts sold, of $833 million and $558 million, which upon settlement will be included in trading account assets.
At September 30, 2026 and December 31, 2025, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $197.1 billion and $149.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $144.3 billion and $108.9 billion. A significant portion of these commitments will expire within the next 12 months.
At September 30, 2026 and December 31, 2025, the Corporation had a commitment to originate or purchase up to $3.7 billion and $4.0 billion, on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2030 and can be terminated with 12 months prior notice.

At September 30, 2026 and December 31, 2025, the Corporation had debt and equity security commitments totaling $2.5 billion and $884 million.
As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. At both September 30, 2026 and December 31, 2025, the Corporation had paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At both September 30, 2026 and December 31, 2025, these guarantees, which are accounted for as derivatives, had a notional amount of $2.4 billion and an insignificant fair value. At September 30, 2026 and December 31, 2025, the Corporation’s maximum exposure related to these guarantees totaled $378 million and $377 million, with an estimated maturity in 2034.

Bank of America 82

Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $183 billion, is an estimate of the Corporation’s maximum potential exposure as of September 30, 2026. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses, and the losses incurred related to the merchant processing activity were not significant.
Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $185 million and $184 million at September 30, 2026 and December 31, 2025 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. At September 30, 2026, the estimated range of possible loss in excess of the accrued representations and warranties reserve was not significant. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity.

Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $270.5 billion and $339.1 billion at September 30, 2026 and December 31, 2025.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below and in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $1.3 billion and $1.7 billion was recognized during the three and nine months ended September 30, 2026 compared to $59 million and $297 million for the same periods in 2025.
For any matter disclosed in this Note and in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and reasonably estimable (whether in excess of an accrued liability or where there is no accrued liability), the Corporation’s estimated range of possible loss is $0 to $200 million in excess of the accrued liability, if any, as of September 30, 2026.
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
Bank Secrecy Act/Anti-Money Laundering and Economic Sanctions Compliance
BANA agreed to a consent order announced by the Office of the Comptroller of the Currency (OCC) on December 23, 2024 relating to certain aspects of its U.S. Bank Secrecy Act, Anti-Money Laundering and Economic Sanctions Compliance Programs (Programs). Since late 2023, the Corporation has been working with regulators to make changes to its Programs. On October 13, 2026, the OCC, the Financial Crimes Enforcement Network (FinCEN), and the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) announced regulatory resolutions related to certain aspects of the Programs. These resolutions included consent orders with the OCC and FinCEN and a settlement agreement with OFAC. As a result, for the third quarter of 2026, the Corporation recorded a $1.2 billion non-tax-deductible charge in noninterest expense to accrue for the civil money penalties resulting from these regulatory resolutions. As previously disclosed, the Corporation has completed significant steps to satisfy the requirements of the December 2024 OCC consent order.
Deposit Insurance Assessment
On March 31, 2026, the U.S. District Court for the District of Columbia ruled that BANA did not owe additional interest to the Federal Deposit Insurance Corporation. Because no appeal was filed by June 15, 2026, the lawsuit was concluded as of that date. The remaining security pledged by BANA with respect to the disputed amount of interest has been released.

Unemployment Insurance Prepaid Cards
On June 8, 2026, BANA filed a motion to decertify the classes, which remains pending. On August 18, 2026, the court largely denied BANA’s motion for partial summary judgment, allowing the case to proceed to trial subject to its ruling on BANA’s pending motion for decertification.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
October 21, 2026	December 4, 2026	December 24, 2026	$0.32
July 23, 2026	September 4, 2026	September 25, 2026	0.32
April 23, 2026	June 5, 2026	June 26, 2026	0.28
February 3, 2026	March 6, 2026	March 27, 2026	0.28
(1) In 2026, and through October 30, 2026.
During the three and nine months ended September 30, 2026, the Corporation repurchased and retired approximately 97 million and 349 million shares of common stock, which reduced shareholders’ equity by $6.0 billion and $19.3 billion, including excise taxes.
During the nine months ended September 30, 2026, in connection with employee stock plans, the Corporation issued 95 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 36 million shares of common stock. At September 30, 2026, the Corporation had reserved 529 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On October 21, 2026, the Board of Directors declared a quarterly common stock dividend of $0.32 per share.
Preferred Stock
During the three months ended September 30, 2026, June 30, 2026 and March 31, 2026, the Corporation declared $392 million, $326 million and $425 million of cash dividends on preferred stock, or a total of $1.1 billion for the nine months ended September 30, 2026. During the first quarter of 2026, the Corporation fully redeemed Series DD for $1.0 billion.
For more information on the Corporation’s preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

Bank of America 84

NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the nine months ended September 30, 2026 and 2025.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2024	$(2,252)	$(1,694)	$(5,588)	$(4,617)	$(1,134)	$(15,285)
Net change	489	(161)	3,145	37	30	3,540
Balance, September 30, 2025	$(1,763)	$(1,855)	$(2,443)	$(4,580)	$(1,104)	$(11,745)

Balance, December 31, 2025	$(1,096)	$(2,023)	$(1,998)	$(4,298)	$(1,111)	$(10,526)
Net change	(2,348)	349	(2,874)	110	19	(4,744)
Balance, September 30, 2026	$(3,444)	$(1,674)	$(4,872)	$(4,188)	$(1,092)	$(15,270)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the nine months ended September 30, 2026 and 2025.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Nine Months Ended September 30
(Dollars in millions)	2026			2025
Debt securities:
Net increase (decrease) in fair value	$(3,051)	$733	$(2,318)	$644	$(172)	$472
Net realized (gains) losses reclassified into earnings (1)	(40)	10	(30)	23	(6)	17
Net change	(3,091)	743	(2,348)	667	(178)	489
Debit valuation adjustments:
Net increase (decrease) in fair value	462	(113)	349	(218)	54	(164)
Net realized (gains) losses reclassified into earnings (1)	—	—	—	3	—	3
Net change	462	(113)	349	(215)	54	(161)
Derivatives:
Net increase (decrease) in fair value	(4,831)	1,159	(3,672)	3,091	(813)	2,278
Reclassifications into earnings:
Net interest income	1,065	(256)	809	1,165	(285)	880
Compensation and benefits expense	(14)	3	(11)	(17)	4	(13)
Net realized (gains) losses reclassified into earnings	1,051	(253)	798	1,148	(281)	867
Net change	(3,780)	906	(2,874)	4,239	(1,094)	3,145
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	146	(36)	110	109	(72)	37
Net change	146	(36)	110	109	(72)	37
Foreign currency:
Net increase (decrease) in fair value	150	(128)	22	(656)	686	30
Net realized (gains) losses reclassified into earnings (1)	(2)	(1)	(3)	—	—	—
Net change	148	(129)	19	(656)	686	30
Total other comprehensive income (loss)	$(6,115)	$1,371	$(4,744)	$4,144	$(604)	$3,540
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

85 Bank of America

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and nine months ended September 30, 2026 and 2025 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2026	2025	2026	2025
Earnings per common share
Net income	$6,933	$8,332	$24,591	$22,862
Preferred stock dividends and other	(392)	(429)	(1,147)	(1,126)
Net income applicable to common shareholders	$6,541	$7,903	$23,444	$21,736
Average common shares issued and outstanding	7,052.5	7,466.0	7,152.7	7,574.5
Earnings per common share	$0.93	$1.06	$3.28	$2.87

Diluted earnings per common share
Net income applicable to common shareholders	$6,541	$7,903	$23,444	$21,736
Add preferred stock dividends due to assumed conversions	56	56	167	167
Net income allocated to common shareholders	$6,597	$7,959	$23,611	$21,903
Average common shares issued and outstanding	7,052.5	7,466.0	7,152.7	7,574.5
Dilutive potential common shares	169.7	161.1	159.8	150.2
Total average diluted common shares issued and outstanding	7,222.2	7,627.1	7,312.5	7,724.7
Diluted earnings per common share	$0.91	$1.04	$3.23	$2.84
Diluted EPS is calculated by adjusting net income applicable to common shareholders and average common shares issued and outstanding for the potential impact, if dilutive, of any instruments that are exercisable or convertible into common shares. As the Corporation’s Series L convertible preferred stock (Series L) was dilutive to EPS for the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, total average dilutive common shares issued and outstanding included 62 million common shares, as the Series L was assumed to have been converted into common shares as of the beginning of the period. In addition, Series L preferred dividends of $56 million for both the three months ended September 30, 2026 and 2025 and $167 million for both the nine months ended September 30, 2026 and 2025 were included in net income allocated to common shareholders, as they would not have been paid if the Series L was converted.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the nine months ended September 30, 2026, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

Bank of America 86

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at September 30, 2026 and December 31, 2025, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	September 30, 2026
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,370	$—	$—	$—	$1,370
Federal funds sold and securities borrowed or purchased under agreements to resell	—	655,703	—	(438,181)	217,522
Trading account assets:
U.S. Treasury and government agencies	53,496	198	—	—	53,694
Corporate securities, trading loans and other	—	56,497	2,522	—	59,019
Equity securities	102,829	12,955	391	—	116,175
Non-U.S. sovereign debt	14,933	39,836	218	—	54,987
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	38,814	5	—	38,819
Mortgage trading loans, ABS and other MBS	—	8,604	1,177	—	9,781
Total trading account assets (2)	171,258	156,904	4,313	—	332,475
Derivative assets	19,261	349,802	4,809	(320,724)	53,148
AFS debt securities:
U.S. Treasury and government agencies	172,808	841	—	—	173,649
Mortgage-backed securities:
Agency	—	37,245	—	—	37,245
Agency-collateralized mortgage obligations	—	15,964	—	—	15,964
Non-agency residential	—	44	4	—	48
Commercial	—	42,476	40	—	42,516
Non-U.S. securities	8,582	37,666	20	—	46,268
Other taxable securities	—	6,149	—	—	6,149
Tax-exempt securities	—	6,975	—	—	6,975
Total AFS debt securities	181,390	147,360	64	—	328,814
Other debt securities carried at fair value:
U.S. Treasury and government agencies	4,342	—	—	—	4,342
Agency MBS	—	5	—	—	5
Non-agency residential MBS	—	111	41	—	152
Non-U.S. and other securities	1,159	11,164	—	—	12,323
Total other debt securities carried at fair value	5,501	11,280	41	—	16,822
Loans and leases	—	3,279	62	—	3,341
Loans held-for-sale	—	3,883	31	—	3,914
Other assets (3)	1,444	2,889	2,136	—	6,469
Total assets (4)	$380,224	$1,331,100	$11,456	$(758,905)	$963,875
Liabilities
Interest-bearing deposits in U.S. offices	$—	$2,144	$—	$—	$2,144
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	634,843	—	(438,181)	196,662
Trading account liabilities:
U.S. Treasury and government agencies	15,618	619	—	—	16,237
Equity securities	56,750	164	9	—	56,923
Non-U.S. sovereign debt	11,719	10,426	—	—	22,145
Corporate securities and other	—	14,402	90	—	14,492
Mortgage trading loans and ABS	—	8	—	—	8
Total trading account liabilities	84,087	25,619	99	—	109,805
Derivative liabilities	22,703	342,290	6,754	(322,501)	49,246
Short-term borrowings	—	14,044	—	—	14,044
Accrued expenses and other liabilities	1,493	4,005	83	—	5,581
Long-term debt	—	84,390	643	—	85,033
Total liabilities (4)	$108,283	$1,107,335	$7,579	$(760,682)	$462,515
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $10.7 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $1.7 billion that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
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

Bank of America 88

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2026 and 2025, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance July 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended September 30, 2026
Trading account assets:
Corporate securities, trading loans and other	$2,341	$41	$—	$585	$(220)	$5	$(205)	$134	$(159)	$2,522	$(16)
Equity securities	317	29	—	29	(4)	—	—	34	(14)	391	29
Non-U.S. sovereign debt	236	(3)	—	9	—	—	(24)	—	—	218	(3)
Mortgage trading loans, MBS and ABS	1,215	(28)	—	35	(85)	—	(42)	155	(68)	1,182	(32)
Total trading account assets	4,109	39	—	658	(309)	5	(271)	323	(241)	4,313	(22)
Net derivative assets (liabilities) (4)	(1,761)	263	—	250	(574)	—	188	(196)	(115)	(1,945)	258
AFS debt securities:
Non-agency residential MBS	4	—	—	—	—	—	—	—	—	4	—
Commercial MBS	39	(3)	(4)	6	—	—	—	2	—	40	—
Non-U.S. and other taxable securities	15	—	—	—	—	—	—	5	—	20	—
Total AFS debt securities	58	(3)	(4)	6	—	—	—	7	—	64	—
Other debt securities carried at fair value – Non-agency residential MBS	43	—	—	—	—	—	(2)	—	—	41	—
Loans and leases	66	(2)	—	—	—	—	(2)	—	—	62	(2)
Loans held-for-sale	37	—	—	—	—	—	(6)	—	—	31	(3)
Other assets (5,6)	2,067	89	(1)	21	—	65	(105)	—	—	2,136	80
Trading account liabilities – Equity securities	(19)	4	—	—	—	—	—	—	6	(9)	4
Trading account liabilities – Corporate securities and other	(106)	9	—	(16)	1	(1)	22	(1)	2	(90)	3
Short-term borrowings	(3)	—	—	—	—	—	3	—	—	—	—
Accrued expenses and other liabilities	(75)	(35)	—	—	—	—	42	(15)	—	(83)	(35)
Long-term debt	(592)	(42)	4	—	—	(17)	4	—	—	(643)	(42)

Three Months Ended September 30, 2025
Trading account assets:
Corporate securities, trading loans and other	$2,152	$7	$2	$447	$(238)	$17	$(365)	$91	$(158)	$1,955	$(29)
Equity securities	402	(15)	—	44	(17)	—	—	45	(106)	353	(15)
Non-U.S. sovereign debt	253	10	4	5	—	—	(5)	—	—	267	10
Mortgage trading loans, MBS and ABS	916	(27)	—	95	(80)	—	(26)	85	(25)	938	(44)
Total trading account assets	3,723	(25)	6	591	(335)	17	(396)	221	(289)	3,513	(78)
Net derivative assets (liabilities) (4)	(1,187)	(92)	—	163	(389)	—	4	18	523	(960)	(105)
AFS debt securities:
Non-agency residential MBS	3	—	—	—	—	—	—	—	—	3	—
Commercial MBS	472	—	—	17	—	—	(16)	—	—	473	—
Non-U.S. and other taxable securities	394	(1)	—	9	—	—	—	5	(366)	41	(1)
Total AFS debt securities	869	(1)	—	26	—	—	(16)	5	(366)	517	(1)
Other debt securities carried at fair value – Non-agency residential MBS	43	—	—	—	—	—	—	1	—	44	—
Loans and leases (7)	100	1	—	2	—	24	(2)	—	—	125	1
Loans held-for-sale	97	1	—	1	—	—	(9)	—	—	90	(1)
Other assets (5,6)	1,942	14	(3)	161	—	46	(105)	—	—	2,055	—
Trading account liabilities – Equity securities	(7)	—	—	—	—	—	—	—	1	(6)	—
Trading account liabilities – Corporate securities and other	(90)	10	—	(1)	—	(1)	—	(6)	—	(88)	5
Short-term borrowings	—	(7)	—	—	—	—	1	—	—	(6)	(7)
Accrued expenses and other liabilities	(6)	(18)	—	15	—	—	—	—	—	(9)	(18)
Long-term debt	(471)	17	(13)	—	—	—	5	—	—	(462)	17
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized losses of $1 million and $10 million related to financial instruments still held at September 30, 2026 and 2025.
(4)Net derivative assets (liabilities) include derivative assets of $4.8 billion and $4.3 billion and derivative liabilities of $6.8 billion and $5.3 billion at September 30, 2026 and 2025.
(5)Issuances primarily relate to MSRs.
(6)Settlements primarily represent the realization of MSR-modeled cash flows over time.
(7)Issuances represent loan originations.

89 Bank of America

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Nine Months Ended September 30, 2026
Trading account assets:
Corporate securities, trading loans and other	$1,922	$194	$4	$2,098	$(1,108)	$38	$(791)	$624	$(459)	$2,522	$70
Equity securities	322	29	—	106	(50)	—	(17)	48	(47)	391	35
Non-U.S. sovereign debt	240	4	7	17	(7)	—	(56)	13	—	218	2
Mortgage trading loans, ABS and other MBS	935	(46)	—	331	(276)	—	(108)	517	(171)	1,182	(65)
Total trading account assets	3,419	181	11	2,552	(1,441)	38	(972)	1,202	(677)	4,313	42
Net derivative assets (liabilities) (4)	(1,313)	(545)	—	1,289	(1,886)	—	757	(598)	351	(1,945)	(127)
AFS debt securities:
Non-agency residential MBS	9	—	—	—	—	—	—	4	(9)	4	—
Commercial MBS	22	(3)	(4)	24	—	—	(3)	4	—	40	—
Non-U.S. and other taxable securities	322	1	—	11	—	—	(13)	5	(306)	20	—
Total AFS debt securities	353	(2)	(4)	35	—	—	(16)	13	(315)	64	—
Other debt securities carried at fair value – Non-agency residential MBS	125	1	—	—	—	—	(2)	42	(125)	41	—
Loans and leases	76	(1)	—	—	—	—	(10)	—	(3)	62	(2)
Loans held-for-sale	55	(1)	1	—	—	—	(26)	2	—	31	(2)
Other assets (5,6)	2,118	56	(5)	120	—	173	(326)	—	—	2,136	29
Trading account liabilities – Equity securities	(14)	(1)	—	8	(3)	—	—	(5)	6	(9)	5
Trading account liabilities – Corporate securities and other	(119)	7	—	(30)	4	(3)	55	(13)	9	(90)	3
Short-term borrowings	(40)	40	—	—	—	(5)	5	—	—	—	—
Accrued expenses and other liabilities	(28)	(148)	—	—	—	—	104	(15)	4	(83)	(148)
Long-term debt	(481)	(129)	12	—	—	(75)	30	—	—	(643)	(129)

Nine Months Ended September 30, 2025
Trading account assets:
Corporate securities, trading loans and other	$1,814	$196	$4	$1,464	$(909)	$40	$(901)	$567	$(320)	$1,955	$(42)
Equity securities	374	33	—	129	(45)	—	(105)	152	(185)	353	17
Non-U.S. sovereign debt	344	76	27	30	—	—	(186)	—	(24)	267	52
Mortgage trading loans, ABS and other MBS	978	(46)	—	232	(252)	—	(118)	290	(146)	938	(46)
Total trading account assets	3,510	259	31	1,855	(1,206)	40	(1,310)	1,009	(675)	3,513	(19)
Net derivative assets (liabilities) (4)	(1,961)	892	—	915	(1,313)	—	28	(254)	733	(960)	247
AFS debt securities:
Non-agency residential MBS	247	1	—	—	—	—	—	—	(245)	3	1
Commercial MBS	328	(2)	4	254	—	—	(111)	—	—	473	(2)
Non-U.S. and other taxable securities	36	(1)	(3)	515	(1)	—	(2)	5	(508)	41	(1)
Total AFS debt securities	611	(2)	1	769	(1)	—	(113)	5	(753)	517	(2)
Other debt securities carried at fair value – Non-agency residential MBS	149	13	—	—	—	—	(2)	1	(117)	44	13
Loans and leases (7)	82	2	—	2	—	24	(29)	44	—	125	2
Loans held-for-sale	132	28	3	1	(14)	—	(60)	—	—	90	(10)
Other assets (5,6)	1,969	(47)	26	252	—	119	(264)	—	—	2,055	(71)
Trading account liabilities – Equity securities	(10)	1	—	3	—	—	—	(3)	3	(6)	(1)
Trading account liabilities – Corporate securities and other	(110)	28	—	6	(15)	(1)	21	(18)	1	(88)	19
Short-term borrowings	—	(7)	—	—	—	—	1	—	—	(6)	(7)
Accrued expenses and other liabilities	(89)	(80)	—	161	—	—	(1)	—	—	(9)	(27)
Long-term debt	(553)	(39)	(1)	—	—	—	131	—	—	(462)	(22)
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains of $16 million and $54 million related to financial instruments still held at September 30, 2026 and 2025.
(4)Net derivative assets (liabilities) include derivative assets of $4.8 billion and $4.3 billion and derivative liabilities of $6.8 billion and $5.3 billion at September 30, 2026 and 2025.
(5)Issuances primarily relate to MSRs.
(6)Settlements primarily represent the realization of MSR-modeled cash flows over time.
(7)Issuances represent loan originations.

Bank of America 90

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at September 30, 2026 and December 31, 2025.

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2026

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$230	Discounted cash flow, Market comparables	Yield	0% to 25%	9%
Trading account assets – Mortgage trading loans, MBS and ABS	123		Prepayment speed	0% to 21% CPR	5% CPR
Loans and leases	62		Default rate	0% to 7% CDR	7% CDR
AFS debt securities – Non-agency residential	4		Price	$0 to $115	$73
Other debt securities carried at fair value – Non-agency residential	41		Loss severity	0% to 85%	30%
Instruments backed by commercial real estate assets	$369	Discounted cash flow, Asset-based approach	Yield	0% to 20%	9%
Trading account assets – Corporate securities, trading loans and other	285		Price	$0 to $100	$61
Trading account assets – Mortgage trading loans, MBS and ABS	44
AFS debt securities – Commercial	40
Commercial loans, debt securities and other	$3,521	Discounted cash flow, Market comparables	Yield	6% to 25%	12%
Trading account assets – Corporate securities, trading loans and other	2,237		Prepayment speed	20%	n/a
Trading account assets – Non-U.S. sovereign debt	218		Default rate	2%	n/a
Trading account assets – Mortgage trading loans, MBS and ABS	1,015		Loss severity	30%	n/a
AFS debt securities – Non-U.S. and other taxable securities	20		Price	$0 to $140	$67
Loans held-for-sale	31
MSRs, equity investments and other	$2,527	Discounted cash flow, Market comparables	Price	$0 to $98	$58
Other assets, primarily MSRs and tax-related equity investments	2,136		Yield	7% to 12%	9%
Trading account assets - Equity securities	391		Weighted-average life, fixed rate (5)	0 to 15 years	7 years
			Weighted-average life, variable rate (5)	0 to 10 years	5 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(643)	Discounted cash flow, Market comparables	Yield	17% to 25%	23%
			Price	$27 to $103	$91
			Natural gas forward price	$1/MMBtu to $7/MMBtu	$3 /MMBtu

Net derivative assets (liabilities)
Credit derivatives	$32	Market comparables, Discounted cash flow, Stochastic recovery correlation model	Credit spreads	9 to 150 bps	41 bps
			Default rate	2% CDR	n/a
			Credit correlation	43% to 78%	75%
			Price	$0 to $123	$97
Equity derivatives	$(1,582)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	60%
			Long-dated equity volatilities	0% to 112%	46%
Commodity derivatives	$(604)	Discounted cash flow	Natural gas forward price	$1/MMBtu to $7/MMBtu	$3/MMBtu
			Power forward price	$28 to $117	$52
Interest rate derivatives	$209	Industry standard derivative pricing (4), Discounted cash flow	Correlation (IR/IR)	(35)% to 70%	46%
			Correlation (FX/IR)	(10)% to 35%	26%
			Long-dated inflation rates	0% to 17%	2%
			Interest rate volatilities	0% to 10%	0%
Total net derivative assets (liabilities)	$(1,945)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 87: Trading account assets – Corporate securities, trading loans and other of $2.5 billion, Trading account assets - equity securities of $391 million, Trading account assets – Non-U.S. sovereign debt of $218 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.2 billion, AFS debt securities of $64 million, Other debt securities carried at fair value - Non-agency residential of $41 million, Other assets of $2.1 billion, Loans and leases of $62 million and LHFS of $31 million.
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

Bank of America 92

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2026 and 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

	September 30, 2026		Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$237	$202	$(30)	$(56)
Foreclosed properties (1)	—	65	(3)	—

	September 30, 2025		Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Assets
Loans held-for-sale	$157	$—	$(1)	$49
Foreclosed properties (1)	—	63	(2)	1
(1)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the nine months ended September 30, 2026.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Nine Months Ended September 30, 2026
Loans held-for-sale	$202	Market Comparables	Price	$17 to $90	$68
(1)The weighted average is calculated based upon the fair value of the loans.
There were no significant Level 3 instruments held as of December 31, 2025 that had nonrecurring fair value measurements for the year ended December 31, 2025.
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2025 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at September 30, 2026 and December 31, 2025, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2026 and 2025.

93 Bank of America

Fair Value Option Elections

	September 30, 2026			December 31, 2025
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$217,522	$217,549	$(27)	$185,491	$185,324	$167
Trading account assets - loans	7,610	21,749	(14,139)	10,230	24,475	(14,245)
Trading account assets - other	8,090	n/a	n/a	16,791	n/a	n/a
Loans and leases (1)	3,341	3,389	(48)	3,498	3,594	(96)
Loans held-for-sale (2)	3,914	4,603	(689)	2,271	2,868	(597)
Other assets	4,043	n/a	n/a	4,054	n/a	n/a
Long-term deposits	2,144	2,288	(144)	1,223	1,385	(162)
Federal funds purchased and securities loaned or sold under agreements to repurchase	196,662	196,709	(47)	223,067	223,087	(20)
Short-term borrowings	14,044	14,000	44	8,051	8,046	5
Unfunded loan commitments	116	n/a	n/a	67	n/a	n/a
Accrued expenses and other liabilities	3,938	3,889	49	3,767	3,628	139
Long-term debt	85,033	90,056	(5,023)	72,591	76,534	(3,943)
(1)    At September 30, 2026 and December 31, 2025, the fair values of consumer and commercial loans accounted for under the fair value option that were 90 days or more past due and/or on nonaccrual status were not significant.
(2)    A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30
	2026			2025
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$(92)	$(1)	$(93)	$298	$(2)	$296
Trading account assets - loans	(28)	4	(24)	(8)	—	(8)
Trading account assets - other (1)	404	—	404	(673)	—	(673)
Loans and leases	(296)	(15)	(311)	59	10	69
Loans held-for-sale (2)	—	(77)	(77)	—	10	10
Short-term borrowings	449	—	449	(48)	—	(48)
Unfunded loan commitments	—	(8)	(8)	—	2	2
Accrued expenses and other liabilities	(57)	(28)	(85)	(1)	(18)	(19)
Long-term debt (3)	2,766	(4)	2,762	(319)	(3)	(322)
Other (4)	71	(9)	62	(149)	(15)	(164)
Total	$3,217	$(138)	$3,079	$(841)	$(16)	$(857)

	Nine Months Ended September 30
	2026			2025
Federal funds sold and securities borrowed or purchased under agreements to resell	$(252)	$(5)	$(257)	$621	$(5)	$616
Trading account assets - loans	218	6	224	164	3	167
Trading account assets - other (1)	(304)	—	(304)	1,161	—	1,161
Loans and leases	(17)	(25)	(42)	140	8	148
Loans held-for-sale (2)	—	(103)	(103)	—	87	87
Short-term borrowings	214	—	214	21	—	21
Unfunded loan commitments	—	(48)	(48)	—	(18)	(18)
Accrued expenses and other liabilities	(54)	(218)	(272)	(7)	(27)	(34)
Long-term debt (3)	1,018	(20)	998	(1,196)	(21)	(1,217)
Other (4)	132	(47)	85	(424)	(184)	(608)
Total	$955	$(460)	$495	$480	$(157)	$323
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

Bank of America 94

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025
Trading account assets - loans	$(20)	$(4)	$(127)	$109
Loans and leases	(16)	11	(26)	9
Loans held-for-sale	(3)	(2)	(16)	5
Unfunded loan commitments	(8)	2	(48)	(18)
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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at September 30, 2026 and December 31, 2025 are presented in the table below.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	September 30, 2026
Financial assets
Loans	$1,215,776	$44,234	$1,146,142	$1,190,376
Loans held-for-sale	8,102	7,430	672	8,102
Financial liabilities
Deposits (1)	2,038,758	2,039,641	—	2,039,641
Long-term debt	318,687	321,264	1,102	322,366
Commercial unfunded lending commitments (2)	1,295	116	6,455	6,571

	December 31, 2025
Financial assets
Loans	$1,149,093	$51,136	$1,085,303	$1,136,439
Loans held-for-sale	5,165	4,720	445	5,165
Financial liabilities
Deposits (1)	2,018,729	2,020,072	—	2,020,072
Long-term debt	317,816	323,681	725	324,406
Commercial unfunded lending commitments (2)	1,244	67	6,673	6,740
(1)    Includes demand deposits of $1.2 trillion and $1.1 trillion with no stated maturities at September 30, 2026 and December 31, 2025.
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

95 Bank of America

NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the
Corporation’s 2025 Annual Report on Form 10-K. The following tables present net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and nine months ended September 30, 2026 and 2025, and total assets at September 30, 2026 and 2025 for each business segment, as well as All Other.

Results of Business Segments and All Other (1)

At and for the three months ended September 30	Total Corporation (2)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2026	2025	2026	2025	2026	2025
Net interest income	$16,610	$15,387	$9,431	$8,988	$1,963	$1,800
Noninterest income	13,509	13,807	2,141	2,178	5,155	4,512
Total revenue, net of interest expense	30,119	29,194	11,572	11,166	7,118	6,312
Provision for credit losses	1,269	1,295	1,045	1,009	17	4
Noninterest expense
Compensation and benefits (3)	10,969	10,523	1,550	1,535	3,363	2,969
Other noninterest expense	8,753	6,814	4,283	4,040	1,685	1,653
Total noninterest expense	19,722	17,337	5,833	5,575	5,048	4,622
Income before income taxes	9,128	10,562	4,694	4,582	2,053	1,686
Income tax expense	2,195	2,230	1,173	1,145	513	421
Net income	$6,933	$8,332	$3,521	$3,437	$1,540	$1,265
Period-end total assets	$3,427,704	$3,403,149	$1,034,324	$1,032,826	$328,816	$325,605

	Global Banking		Global Markets		All Other
	2026	2025	2026	2025	2026	2025
Net interest income	$3,259	$3,141	$2,008	$1,484	$(51)	$(26)
Noninterest income	2,946	3,048	3,859	4,741	(592)	(672)
Total revenue, net of interest expense	6,205	6,189	5,867	6,225	(643)	(698)
Provision for credit losses	210	269	3	9	(6)	4
Noninterest expense
Compensation and benefits (3)	1,194	1,153	1,005	985	—	—
Other noninterest expense	2,056	1,891	3,190	2,910	1,396	201
Total noninterest expense	3,250	3,044	4,195	3,895	1,396	201
Income (loss) before income taxes	2,745	2,876	1,669	2,321	(2,033)	(903)
Income tax expense (benefit)	755	791	434	673	(680)	(800)
Net income (loss)	$1,990	$2,085	$1,235	$1,648	$(1,353)	$(103)
Period-end total assets	$784,081	$737,640	$1,052,335	$997,908	$228,148	$309,170
(1)Segment results are presented on an FTE basis and include additional net interest income and income tax expense, related to tax-exempt securities, of $161 million and $154 million for the three months ended September 30, 2026 and 2025, respectively, as compared to the Consolidated Statement of Income.
(2)There were no material intersegment revenues.
(3)Represents the compensation and benefits directly incurred by each segment.

Bank of America 96

Results of Business Segments and All Other (1)

At and for the nine months ended September 30	Total Corporation (2)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2026	2025	2026	2025	2026	2025
Net interest income	$48,677	$44,790	$27,630	$26,219	$5,713	$5,327
Noninterest income	43,597	40,384	6,327	6,253	14,988	12,938
Total revenue, net of interest expense	92,274	85,174	33,957	32,472	20,701	18,265
Provision for credit losses	3,972	4,367	3,337	3,583	30	38
Noninterest expense
Compensation and benefits (3)	33,290	31,744	4,691	4,619	9,892	8,967
Other noninterest expense	23,590	20,546	12,780	12,349	5,070	4,907
Total noninterest expense	56,880	52,290	17,471	16,968	14,962	13,874
Income before income taxes	31,422	28,517	13,149	11,921	5,709	4,353
Income tax expense	6,831	5,655	3,287	2,980	1,427	1,088
Net income	$24,591	$22,862	$9,862	$8,941	$4,282	$3,265
Period-end total assets	$3,427,704	$3,403,149	$1,034,324	$1,032,826	$328,816	$325,605

	Global Banking		Global Markets		All Other
	2026	2025	2026	2025	2026	2025
Net interest income	$9,687	$9,373	$5,780	$3,940	$(133)	$(69)
Noninterest income	9,041	8,497	15,218	14,852	(1,977)	(2,156)
Total revenue, net of interest expense	18,728	17,870	20,998	18,792	(2,110)	(2,225)
Provision for credit losses	610	700	19	59	(24)	(13)
Noninterest expense
Compensation and benefits (3)	3,579	3,532	3,224	2,980	—	—
Other noninterest expense	6,093	5,766	9,825	8,532	1,726	638
Total noninterest expense	9,672	9,298	13,049	11,512	1,726	638
Income (loss) before income taxes	8,446	7,872	7,930	7,221	(3,812)	(2,850)
Income tax expense (benefit)	2,323	2,165	2,062	2,094	(2,268)	(2,672)
Net income (loss)	$6,123	$5,707	$5,868	$5,127	$(1,544)	$(178)
Period-end total assets	$784,081	$737,640	$1,052,335	$997,908	$228,148	$309,170
(1)Segment results are presented on an FTE basis and include additional net interest income and income tax expense, related to tax-exempt securities, of $486 million and $444 million for the nine months ended September 30, 2026 and 2025, respectively, as compared to the Consolidated Statement of Income.
(2)There were no material intersegment revenues.
(3)Represents the compensation and benefits directly incurred by each segment.

97 Bank of America

The table below presents noninterest income and the associated components for the three and nine months ended September 30, 2026 and 2025 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025
Fees and commissions:
Card income
Interchange fees	$894	$990	$689	$785	$(19)	$(12)
Other card income	667	639	643	618	19	18
Total card income	1,561	1,629	1,332	1,403	—	6
Service charges
Deposit-related fees	1,322	1,267	641	645	13	10
Lending-related fees	354	365	—	—	18	20
Total service charges	1,676	1,632	641	645	31	30
Investment and brokerage services
Asset management fees	4,630	3,972	83	64	4,550	3,911
Brokerage fees	1,131	1,091	25	30	406	423
Total investment and brokerage services	5,761	5,063	108	94	4,956	4,334
Investment banking fees
Underwriting income	981	992	—	—	84	63
Syndication fees	347	438	—	—	—	—
Financial advisory services	471	583	—	—	2	2
Total investment banking fees	1,799	2,013	—	—	86	65
Total fees and commissions	10,797	10,337	2,081	2,142	5,073	4,435
Market making and similar activities	2,360	3,203	7	5	33	31
Other income (loss)	352	267	53	31	49	46
Total noninterest income	$13,509	$13,807	$2,141	$2,178	$5,155	$4,512

	Global Banking		Global Markets		All Other
	Three Months Ended September 30
	2026	2025	2026	2025	2026	2025
Fees and commissions:
Card income
Interchange fees	$207	$200	$17	$17	$—	$—
Other card income	5	4	—	—	—	(1)
Total card income	212	204	17	17	—	(1)
Service charges
Deposit-related fees	653	597	15	14	—	1
Lending-related fees	277	266	59	79	—	—
Total service charges	930	863	74	93	—	1
Investment and brokerage services
Asset management fees	—	—	—	—	(3)	(3)
Brokerage fees	17	24	683	614	—	—
Total investment and brokerage services	17	24	683	614	(3)	(3)
Investment banking fees
Underwriting income	363	398	559	572	(25)	(41)
Syndication fees	186	221	160	217	1	—
Financial advisory services	422	536	48	45	(1)	—
Total investment banking fees	971	1,155	767	834	(25)	(41)
Total fees and commissions	2,130	2,246	1,541	1,558	(28)	(44)
Market making and similar activities	69	73	2,554	3,141	(303)	(47)
Other income (loss)	747	729	(236)	42	(261)	(581)
Total noninterest income	$2,946	$3,048	$3,859	$4,741	$(592)	$(672)

Bank of America 98

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Nine Months Ended September 30
(Dollars in millions)	2026	2025	2026	2025	2026	2025
Fees and commissions:
Card income
Interchange fees	$2,706	$2,942	$2,087	$2,316	$(47)	$(25)
Other card income	1,931	1,851	1,864	1,799	54	51
Total card income	4,637	4,793	3,951	4,115	7	26
Service charges
Deposit-related fees	3,964	3,760	1,918	1,890	41	35
Lending-related fees	1,092	1,048	—	—	52	50
Total service charges	5,056	4,808	1,918	1,890	93	85
Investment and brokerage services
Asset management fees	13,369	11,408	235	177	13,144	11,241
Brokerage fees	3,586	3,248	81	85	1,276	1,215
Total investment and brokerage services	16,955	14,656	316	262	14,420	12,456
Investment banking fees
Underwriting income	3,152	2,568	—	—	251	197
Syndication fees	1,044	1,096	—	—	—	—
Financial advisory services	1,582	1,300	—	—	5	2
Total investment banking fees	5,778	4,964	—	—	256	199
Total fees and commissions	32,426	29,221	6,185	6,267	14,776	12,766
Market making and similar activities	10,174	9,940	21	19	96	93
Other income (loss)	997	1,223	121	(33)	116	79
Total noninterest income	$43,597	$40,384	$6,327	$6,253	$14,988	$12,938

	Global Banking		Global Markets		All Other
	Nine Months Ended September 30
	2026	2025	2026	2025	2026	2025
Fees and commissions:
Card income
Interchange fees	$617	$601	$49	$50	$—	$—
Other card income	13	12	—	—	—	(11)
Total card income	630	613	49	50	—	(11)
Service charges
Deposit-related fees	1,958	1,786	44	45	3	4
Lending-related fees	808	767	232	231	—	—
Total service charges	2,766	2,553	276	276	3	4
Investment and brokerage services
Asset management fees	—	—	—	—	(10)	(10)
Brokerage fees	57	65	2,172	1,883	—	—
Total investment and brokerage services	57	65	2,172	1,883	(10)	(10)
Investment banking fees
Underwriting income	1,191	1,042	1,854	1,514	(144)	(185)
Syndication fees	545	561	498	535	1	—
Financial advisory services	1,436	1,166	142	132	(1)	—
Total investment banking fees	3,172	2,769	2,494	2,181	(144)	(185)
Total fees and commissions	6,625	6,000	4,991	4,390	(151)	(202)
Market making and similar activities	209	207	10,697	10,063	(849)	(442)
Other income (loss)	2,207	2,290	(470)	399	(977)	(1,512)
Total noninterest income	$9,041	$8,497	$15,218	$14,852	$(1,977)	$(2,156)

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
Return on Average Tangible Common Shareholders’ Equity – Net income applicable to common shareholders as a percentage of average common shareholders’ equity reduced by goodwill and intangible assets (excluding mortgage servicing rights (MSRs)), net of related deferred tax liabilities.
Risk-adjusted Margin – Difference between total revenue, net of interest expense, and net charge-offs divided by average loans.
Tangible Common Equity – Ending common shareholders’ equity reduced by goodwill and intangible assets (excluding mortgage servicing rights (MSRs)), net of related deferred tax liabilities, divided by total tangible assets.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended September 30, 2026. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (2)
July 1 - 31, 2026	29,222	$61.59	28,928	$15,200
August 1 - 31, 2026	36,864	63.74	36,134	12,921
September 1 - 30, 2026	31,665	60.81	31,572	11,019
Three months ended September 30, 2026	97,751	62.15	96,634
(1)Includes one million shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On July 23, 2025, the Corporation’s Board of Directors authorized and announced a $40 billion common stock repurchase program (2025 Repurchase Program), effective August 1, 2025, to replace the previously disclosed repurchase program, which expired on August 1, 2025. During the three months ended September 30, 2026, pursuant to the 2025 Repurchase Program, the Corporation repurchased approximately 97 million shares, or $6.0 billion, of its common stock. For more information, see Capital Management – CCAR and Capital Planning in the MD&A on page 19 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.

Pursuant to the terms of the Corporation’s 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L (Series L Preferred Stock), a holder may elect to convert each share of Series L Preferred Stock for 20 shares of the Corporation’s common stock (Common Stock). On September 25, 2026, 28 shares of Series L Preferred Stock were converted into 560 shares of Common Stock at the election of the holder. The shares of Common Stock were issued in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the issuer with an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended September 30, 2026, none of the Corporation’s directors or officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Corporation’s securities.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended September 30, 2026 that requires disclosure under Section 13(r) of the Exchange Act.
During the third quarter of 2026, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed one authorized wire payment totaling $30,000 pursuant to a general license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). The payment was received from a non-sanctioned party for legal services provided by a U.S.-based law firm to a sanctioned individual. There was no measurable gross revenue or net profit to the Corporation relating to this transaction, except nominal fees received by BANA for processing the payment.
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

Bank of America Corporation Registrant

Date:	October 30, 2026	/s/ Johnbull E. Okpara
Johnbull E. Okpara Chief Accounting Officer

Bank of America 104